Form 10-Q
period 2019-03-31
ALASKA AIR GROUP, INC.
filed 2019-05-09
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common stock, $0.01 par value	New York Stock Exchange	ALK

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

The registrant has 123,427,980 common shares, par value $0.01, outstanding at April 30, 2019.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	our ability to meet our cost reduction goals;

•	our ability to achieve anticipated synergies and timing thereof in connection with our acquisition of Virgin America;

•	our ability to successfully integrate the Boeing and Airbus operations;

•	labor disputes and our ability to attract and retain qualified personnel;

•	operational disruptions;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	the concentration of our revenue from a few key markets;

•	an aircraft accident or incident;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2018, and Item 1A. "Risk Factors" included herein. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$215	$105
Marketable securities	1,221	1,131
Total cash and marketable securities	1,436	1,236
Receivables—net	358	366
Inventories and supplies—net	58	60
Prepaid expenses and other current assets	149	125
Total Current Assets	2,001	1,787

Property and Equipment
Aircraft and other flight equipment	8,340	8,221
Other property and equipment	1,197	1,363
Deposits for future flight equipment	325	439
	9,862	10,023
Less accumulated depreciation and amortization	3,233	3,242
Total Property and Equipment - Net	6,629	6,781

Operating lease assets	1,715	—
Goodwill	1,943	1,943
Intangible assets - net	127	127
Other noncurrent assets	225	274
Other Assets	4,010	2,344

Total Assets	$12,640	$10,912

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$157	$132
Accrued wages, vacation and payroll taxes	301	415
Air traffic liability	1,116	788
Other accrued liabilities	480	416
Deferred revenue	757	705
Current portion of operating lease liabilities	275	—
Current portion of long-term debt	300	486
Total Current Liabilities	3,386	2,942

Long-Term Debt, Net of Current Portion	1,664	1,617

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,443	—
Deferred income taxes	520	512
Deferred revenue	1,158	1,169
Obligation for pension and postretirement medical benefits	513	503
Other liabilities	210	418
	3,844	2,602
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2019 - 131,338,245 shares; 2018 - 130,813,476 shares, Outstanding: 2019 - 123,504,308 shares; 2018 - 123,194,430 shares	1	1
Capital in excess of par value	261	232
Treasury stock (common), at cost: 2019 - 7,833,937 shares; 2018 - 7,619,046 shares	(581)	(568)
Accumulated other comprehensive loss	(433)	(448)
Retained earnings	4,498	4,534
	3,746	3,751
Total Liabilities and Shareholders' Equity	$12,640	$10,912

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Operating Revenues
Passenger revenue	$1,716	$1,684
Mileage Plan other revenue	110	107
Cargo and other	50	41
Total Operating Revenues	1,876	1,832
Operating Expenses
Wages and benefits	557	536
Variable incentive pay	35	39
Aircraft fuel, including hedging gains and losses	420	409
Aircraft maintenance	120	107
Aircraft rent	83	74
Landing fees and other rentals	132	126
Contracted services	72	81
Selling expenses	72	78
Depreciation and amortization	106	94
Food and beverage service	49	50
Third-party regional carrier expense	41	37
Other	138	141
Special items - merger-related costs	26	6
Special items - other	—	25
Total Operating Expenses	1,851	1,803
Operating Income	25	29
Nonoperating Income (Expense)
Interest income	9	8
Interest expense	(22)	(24)
Interest capitalized	4	5
Other—net	(10)	(12)
Total Nonoperating Income (Expense)	(19)	(23)
Income Before Income Tax	6	6
Income tax expense	2	2
Net Income	$4	$4

Basic Earnings Per Share:	$0.03	$0.03
Diluted Earnings Per Share:	$0.03	$0.03
Shares used for computation:
Basic	123.291	123.155
Diluted	123.915	123.630

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net Income	$4	$4

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	14	(13)
Reclassification of (gain) loss into Other - net nonoperating income (expense)	2	2
Income tax effect	(4)	3
Total	12	(8)

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income (expense)	8	7
Income tax effect	(2)	(2)
Total	6	5

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	(5)	6
Reclassification of (gain) loss into Aircraft rent	1	1
Income tax effect	1	(2)
Total	(3)	5

Other Comprehensive Income	15	2

Comprehensive Income	$19	$6

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2017	123.061	$1	$164	$(518)	$(380)	$4,193	$3,460
Reclassification of tax effects to Retained Earnings	—	—	—	—	(62)	62	—
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	2	—	2
Common stock repurchase	(0.186)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.32 per share)	—	—	—	—	—	(40)	(40)
Stock issued for employee stock purchase plan	0.312	—	17	—	—	—	17
Stock issued under stock plans	0.163	—	(3)	—	—	—	(3)
Balances at March 31, 2018	123.35	$1	$190	$(531)	$(440)	$4,219	$3,439

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	15	—	15
Common stock repurchase	(0.215)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12		—	—	12
Cash dividend declared ($0.35 per share)	—	—	—		—	(43)	(43)
Stock issued for employee stock purchase plan	0.391	—	20	—	—	.	20
Stock issued under stock plans	0.134	—	(3)	—	—	—	(3)
Balances at March 31, 2019	123.504	$1	$261	$(581)	$(433)	$4,498	$3,746

(a)	Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$4	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	94
Stock-based compensation and other	11	8
Changes in certain assets and liabilities:
Changes in deferred tax provision	2	2
Increase in air traffic liability	328	316
Increase in deferred revenue	41	26
Other—net	(24)	(144)
Net cash provided by operating activities	468	306
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(53)	(135)
Other flight equipment	(29)	(29)
Other property and equipment	(33)	(71)
Total property and equipment additions, including capitalized interest	(115)	(235)
Purchases of marketable securities	(351)	(238)
Sales and maturities of marketable securities	275	301
Other investing activities	5	8
Net cash used in investing activities	(186)	(164)
Cash flows from financing activities:
Proceeds from issuance of debt	254	—
Long-term debt payments	(393)	(120)
Common stock repurchases	(13)	(13)
Dividends paid	(43)	(40)
Other financing activities	24	17
Net cash used in financing activities	(171)	(156)
Net increase (decrease) in cash, cash equivalents, and restricted cash	111	(14)
Cash, cash equivalents, and restricted cash at beginning of year	114	197
Cash, cash equivalents, and restricted cash at end of the period	$225	$183

Cash paid during the period for:
Interest (net of amount capitalized)	$18	$24
Income taxes	—	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$215	$177
Restricted cash included in Prepaid expenses and other current assets	10	6
Total cash, cash equivalents, and restricted cash at end of the period	$225	$183

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska (including Virgin America) and Horizon. Our condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018. Such adjustments were of a normal recurring nature.

Certain reclassifications and rounding adjustments have been made to prior year financial statements to conform to classifications used in the current year.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three months ended March 31, 2019 are not necessarily indicative of operating results for the entire year.

NOTE 2. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues, such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from our co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 9. The detail within the Company’s statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2019	2018
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,439	$1,428
Passenger ancillary revenue	124	117
Mileage Plan passenger revenue	153	139
Total Passenger revenue	$1,716	$1,684

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2019	2018
Passenger revenue	$153	$139
Mileage Plan other revenue	110	107
Total Mileage Plan revenue	$263	$246

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2019	2018
Cargo revenue	$30	$26
Other revenue	20	15
Total Cargo and other revenue	$50	$41

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $474 million and $434 million from the prior year-end air traffic liability balance for the three months ended March 31, 2019 and 2018, respectively.

Mileage PlanTM liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $115 million of such receivables as of March 31, 2019 and $119 million as of December 31, 2018.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2019	2018
Total Deferred Revenue balance at January 1	$1,874	$1,725
Travel miles and companion certificate redemption - Passenger revenue	(153)	(139)
Miles redeemed on partner airlines - Other revenue	(28)	(19)
Increase in liability for mileage credits issued	222	184
Total Deferred Revenue balance at March 31	$1,915	$1,751

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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2019, total cost basis for all marketable securities was $1.2 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$367	$—	$367	$293	$—	$293
Foreign government bonds	—	22	22	—	26	26
Asset-backed securities	—	217	217	—	190	190
Mortgage-backed securities	—	87	87	—	92	92
Corporate notes and bonds	—	514	514	—	520	520
Municipal securities	—	14	14	—	10	10
Total Marketable securities	367	854	1,221	293	838	1,131
Derivative instruments
Fuel hedge—call options	—	9	9	—	4	4
Interest rate swap agreements	—	8	8	—	10	10
Total Assets	$367	$871	$1,238	$293	$852	$1,145

Liabilities
Derivative instruments
Interest rate swap agreements	—	(8)	(8)	—	(7)	(7)
Total Liabilities	$—	$(8)	$(8)	$—	$(7)	$(7)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of March 31, 2019.

Maturities for marketable securities (in millions):

March 31, 2019	Cost Basis	Fair Value
Due in one year or less	$217	$217
Due after one year through five years	991	993
Due after five years through 10 years	11	11
Total	$1,219	$1,221

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of March 31, 2019, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	March 31, 2019	December 31, 2018
Fixed-rate debt at cost	$512	$639
Non-recurring purchase price accounting fair value adjustment	3	3
Total fixed-rate debt	$515	$642

Estimated fair value	$518	$641

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairment charges were taken in the three months ended March 31, 2019 and March 31, 2018.

NOTE 4. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2019	December 31, 2018
Fixed-rate notes payable due through 2028	$515	$642
Variable-rate notes payable due through 2028	1,461	1,473
Less debt issuance costs	(12)	(12)
Total debt	1,964	2,103
Less current portion	300	486
Long-term debt, less current portion	$1,664	$1,617

Weighted-average fixed-interest rate	3.8%	4.1%
Weighted-average variable-interest rate	3.8%	3.9%

During the three months ended March 31, 2019 the Company made debt payments of $393 million, including the prepayment of $320 million of debt. During the three months ended March 31, 2019, the Company obtained additional secured debt financing of $254 million from multiple lenders. The new debt is secured by a total of nine aircraft.

At March 31, 2019 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2019	$220
2020	300
2021	327
2022	288
2023	261
Thereafter	577
Total	$1,973

Bank Lines of Credit

The Company has three credit facilities with availability totaling $516 million as of March 31, 2019. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. The second credit facility for $116 million expires in July 2019, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $116 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at March 31, 2019.

NOTE 5. LEASES

In 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities for certain operating leases. Under the new standard, a lessee must recognize a liability on the balance sheet representing the lease payments owed, and a lease asset representing its right to use the underlying asset for the lease term. In 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)," which amended Topic 842 to provide a transition method that would not require adjusting comparative period financial information.
The Company transitioned to the new lease accounting standard effective January 1, 2019 utilizing the alternative transition method. Upon transition, the Company recorded a cumulative-effect adjustment to the opening balance of retained earnings of $3 million. The new standard eliminated build-to-suit lease accounting guidance and resulted in the derecognition of build-to-suit assets and liabilities of approximately $150 million each.
The Company elected certain practical expedients under the standard, including the practical expedient allowing a policy election to not recognize short-term lease assets and lease liabilities for leases with an initial term of 12 months or less. Such expense was not material for the three months ended March 31, 2019. Additionally, the Company elected the available package of practical expedients allowing for no reassessment of lease classification for existing leases, no reassessment of expired contracts, and no reassessments of initial direct costs for existing leases.
The Company has five asset classes for operating leases: aircraft, capacity purchase arrangements with aircraft (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the condensed consolidated balance sheet as of March 31, 2019 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Consistent with past accounting, operating rent expense is recognized on a straight-line basis over the term of the lease.
At March 31, 2019, the Operating lease assets balance by asset class was as follows (in millions):

Operating lease assets
Aircraft	$1,015
CPA aircraft	636
Airport and terminal facilities	19
Corporate real estate and other	45
Total Operating lease assets	$1,715

Aircraft
At March 31, 2019, the Company had operating leases for 10 Boeing 737 (B737), 61 Airbus, and 9 Bombardier Q400 aircraft. Additionally, the Company operates 32 Embraer 175 (E175) aircraft through its capacity purchase arrangement with SkyWest Airlines, Inc. (SkyWest). Remaining lease terms for these aircraft extend up to 11 years, with options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft was $1 million for the three months ended March 31, 2019.
Capacity purchase agreements with aircraft (CPA aircraft)
At March 31, 2019, Alaska had CPAs with three carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada, and with Peninsula Aviation Services, Inc., (PenAir) to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard. The agreement with PenAir does not contain a leasing arrangement, resulting in no asset or liability recognized.
Remaining lease terms for CPA aircraft range from 8 years to 11 years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft and is capitalized under the new lease accounting standard. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the three months ended March 31, 2019 was not material.
Airport and terminal facilities
The Company leases ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense was $84 million for the three months ended March 31, 2019.
In 2018, the Company leased 12 airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. For these leases, the Company recorded $3 million of lease income during the three months ended March 31, 2019.
Corporate real estate and other leases
Leased corporate real estate is primarily for office space in hub cities, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators and spare engines. Variable lease expense related to corporate real estate and other leases was not material.

Components of Lease Expense
The impact of leases, including variable lease cost, on earnings for the three months ended March 31, 2019 was as follows (in millions):

	Classification	Three Months Ended March 31, 2019
Expense
Aircraft	Aircraft rent	61
CPA aircraft	Aircraft rent	20
Airport and terminal facilities	Landing fees and other rentals	85
Corporate real estate and other	Landing fees and other rentals	5
Total lease expense		$171
Revenue
Lease income	Cargo and other revenues	(3)
Net lease impact		$168

Total rent expense for the three months ended March 31, 2018 was $153 million.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for capitalized operating leases	$88
Operating lease assets obtained in exchange for lease obligations	—

Lease Term and Discount Rate
As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at March 31, 2019:

	Weighted Average IBR	Weighted Average Remaining Lease Term
Aircraft	4.2%	6.7
CPA aircraft	4.3%	10.0
Airports and terminal facilities	4.1%	10.6
Corporate real estate and other	4.2%	38.7

Maturities of Lease Liabilities
Future minimum lease payments under non-cancellable leases as of March 31, 2019 (in millions):

	Aircraft	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate & Other
Remainder of 2019	$191	$60	2	$6
2020	228	79	3	7
2021	189	79	3	6
2022	164	79	2	3
2023	110	79	2	2
Thereafter	287	408	12	73
Total lease payments	$1,169	$784	$24	$97
Less: Imputed interest	(150)	(148)	(5)	(53)
Total operating lease liabilities	$1,019	$636	$19	$44

As of March 31, 2019, the Company has two scheduled lease deliveries of A321neo aircraft in 2019, valued at $104 million. We also have three scheduled lease deliveries of E175 aircraft in 2021 to be operated by SkyWest. The Company does not intend to operate these E175 aircraft, and is working to remove those aircraft from the capacity purchase agreement. All future lease contracts have remaining non-cancelable lease terms ranging from 2019 to 2033.
NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2019	2018
Service cost	$11	$12
Pension expense included in Wages and benefits	11	12

Interest cost	22	20
Expected return on assets	(24)	(27)
Recognized actuarial loss	9	8
Pension expense included in Nonoperating Income (Expense)	$7	$1

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments, excluding operating leases, as of March 31, 2019 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2019	$417	$104	$47
2020	519	145	65
2021	553	166	59
2022	305	174	48
2023	107	179	24
Thereafter	33	1,065	8
Total	$1,934	$1,833	$251

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of March 31, 2019, the Company had commitments to purchase 32 B737 MAX9 aircraft, with deliveries in the remainder of 2019 through 2023. The Company also has commitments to purchase seven E175 aircraft with deliveries in the remainder of 2019 through 2021 and has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2023 through 2025. In addition, the Company has options to purchase 37 B737 MAX9 aircraft from 2021 through 2024 and 30 E175 aircraft from 2021 through 2023. The Company also has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries from 2021 to 2022. The cancelable purchase commitments and option payments are not reflected in the table above.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines.

The Company is seeking an appellate court ruling that the California laws on which the judgment is based are invalid as applied to national airlines pursuant to the U.S. Constitution and federal law and for other employment law and improper class certification reasons. The Company remains confident that a higher court will respect the federal preemption principles that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case and agree with the Company's other bases for appeal. For these reasons, no loss has been accrued.

This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended March 31, 2019, the Company declared and paid cash dividends of $0.35 per share, or $43 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of March 31, 2019, the Company has repurchased 6.1 million shares for $451 million under this program.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	214,891	$13	185,661	$13

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	March 31, 2019	December 31, 2018
Related to marketable securities	$1	$(11)
Related to employee benefit plans	(434)	(440)
Related to interest rate derivatives	—	3
Total	$(433)	$(448)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2019 and 2018, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,422	$294	$—	$—	$1,716	$—	$1,716
CPA revenues	—	—	116	(116)	—	—	—
Mileage Plan other revenue	100	10	—	—	110	—	110
Cargo and other	48	1	1	—	50	—	50
Total operating revenues	1,570	305	117	(116)	1,876	—	1,876
Operating expenses
Operating expenses, excluding fuel	1,152	274	97	(118)	1,405	26	1,431
Economic fuel	358	66	—	—	424	(4)	420
Total operating expenses	1,510	340	97	(118)	1,829	22	1,851
Nonoperating income (expense)
Interest income	16	—	—	(7)	9	—	9
Interest expense	(21)	—	(8)	7	(22)	—	(22)
Interest capitalized	4	—	—	—	4	—	4
Other - net	(10)	—	—	—	(10)	—	(10)
Total nonoperating income (expense)	(11)	—	(8)	—	(19)	—	(19)
Income (loss) before income tax	$49	$(35)	$12	$2	$28	$(22)	$6

	Three Months Ended March 31, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,441	$243	$—	$—	$1,684	$—	$1,684
CPA revenues	—	—	110	(110)	—	—	—
Mileage Plan other revenue	98	9	—	—	107	—	107
Cargo and other	40	—	1	—	41	—	41
Total operating revenues	1,579	252	111	(110)	1,832	—	1,832
Operating expenses
Operating expenses, excluding fuel	1,131	239	104	(111)	1,363	31	1,394
Economic fuel	367	55	—	—	422	(13)	409
Total operating expenses	1,498	294	104	(111)	1,785	18	1,803
Nonoperating income (expense)
Interest income	11	—	—	(3)	8	—	8
Interest expense	(22)	—	(5)	3	(24)	—	(24)
Interest capitalized	4	—	1	—	5	—	5
Other - net	(5)	(7)	—	—	(12)	—	(12)
Total nonoperating income (expense)	(12)	(7)	(4)	—	(23)	—	(23)
Income (loss) before income tax	$69	$(49)	$3	$1	$24	$(18)	$6

(a)	Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs, mark-to-market fuel-hedge accounting adjustments, and other special items.

Total assets were as follows (in millions):

	March 31, 2019	December 31, 2018
Mainline	$18,698	$16,853
Horizon	1,209	1,229
Consolidating & Other	(7,267)	(7,170)
Consolidated	$12,640	$10,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2019 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2019. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2019.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $6 million during both the first quarter of 2019 and 2018. Flat pretax profit was driven primarily by an increase in fuel expense of $11 million and an increase in non-fuel operating expenses of $37 million, offset by an increase in operating revenues of $44 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Shareholder Return

During the first quarter of 2019, we paid cash dividends of $43 million and repurchased 214,891 shares for $13 million.

Recent Events & Operations Performance

In February, the Pacific Northwest was impacted by significant winter storms, which resulted in the cancellation of approximately 1,100 of our flights over a ten-day period. This inclement weather negatively impacted our first quarter revenues by approximately $15 million and increased operational costs by approximately $5 million. These winter storms, along with Air Traffic Control delays in San Francisco, had significant impacts to our on-time performance. During the first quarter of 2019, our on-time performance was 76.9% for our Mainline operations and 77.0% for our Regional operations.

Outlook

In 2019 and beyond, we are focused on completing our integration of Boeing and Airbus operations and realizing the full synergies from the merger. We are investing in our people and culture through programs such as an all-employee workshop called Flight Path that allows for face-to-face conversations between leaders and our employees from all stations to bring us together as one team. We recently completed the final workshop, with all of our 21,000 employees attending one session over the past several months. We know our people are our greatest competitive advantage and that investment, along with ongoing investments in our product, will allow us to continue to be recognized in the industry as one of the best in customer service and satisfaction.

In 2019, some of the more notable guest experience enhancement projects underway include adding high-speed satellite Wi-Fi connectivity to our Boeing and Airbus fleets, further upgrades to our onboard menu offerings, updating and expanding airport lounges, and working with the Port of Seattle to open a state-of-the-art 20-gate North Satellite Concourse at Sea-Tac Airport. We also have begun the cabin interior retrofit of our Airbus fleet, which will allow us to align the product across both Mainline aircraft platforms.

We have also announced new revenue initiatives that are incremental to our expected merger synergies. In Fall 2018, we introduced a new option for our guests called the "Saver Fare," a low-priced product that we believe will result in incremental annual revenue of over $100 million in 2019. In addition, we have implemented a series of other revenue initiatives that we expect to add $50 million of revenue in 2019, such as continuing to grow revenues in our premium class cabin, leveraging new technology to better manage revenue post-sale, and eliminating fee waivers for changes made outside of 60 days. Furthermore, we announced an increase in our checked bag fees which is expected to add approximately $50 million of incremental revenue, bringing the expected total from new revenue initiatives to $200 million annually. We believe these changes provide guests with more options and reflect the significant increase in the value of our expanded network and product.

Currently, we expect to grow our combined network capacity by approximately 2% in 2019 and approximately 3% - 4% in 2020. Current schedules indicate competitive capacity will increase by approximately 2% in the second quarter of 2019, and approximately 3% in the third quarter of 2019. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™ program, combined with our strong balance sheet and focus on low costs, give us a competitive advantage in our markets.

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

•
Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee annual cash incentive plan, which covers the majority of employees within the Air Group organization.

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

	Three Months Ended March 31,
	2019	2018	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	10,417	10,489	(0.7)%
RPMs (000,000) "traffic"	12,449	12,403	0.4%
ASMs (000,000) "capacity"	15,508	15,480	0.2%
Load factor	80.3%	80.1%	0.2 pts
Yield	13.78¢	13.58¢	1.5%
RASM	12.10¢	11.84¢	2.2%
CASM excluding fuel and special items(b)	9.06¢	8.81¢	2.8%
Economic fuel cost per gallon(b)	$2.13	$2.14	(0.5)%
Fuel gallons (000,000)	199	197	1.0%
ASMs per fuel gallon	77.9	78.6	(0.9)%
Average full-time equivalent employees (FTEs)	21,832	21,266	2.7%
Mainline Operating Statistics:
Revenue passengers (000)	7,864	8,211	(4.2)%
RPMs (000,000) "traffic"	11,172	11,360	(1.7)%
ASMs (000,000) "capacity"	13,874	14,098	(1.6)%
Load factor	80.5%	80.6%	(0.1) pts
Yield	12.73¢	12.69¢	0.3%
RASM	11.31¢	11.20¢	1.0%
CASM excluding fuel and special items(b)	8.30¢	8.02¢	3.5%
Economic fuel cost per gallon(b)	$2.12	$2.13	(0.5)%
Fuel gallons (000,000)	169	172	(1.7)%
ASMs per fuel gallon	82.1	82.0	0.1%
Average FTEs	16,457	16,013	2.8%
Aircraft utilization	10.4	11.2	(7.1)%
Average aircraft stage length	1,304	1,285	1.5%
Operating fleet	237	224	13 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,553	2,278	12.1%
RPMs (000,000) "traffic"	1,277	1,043	22.4%
ASMs (000,000) "capacity"	1,634	1,382	18.2%
Load factor	78.2%	75.5%	2.7 pts
Yield	23.03¢	23.70¢	(2.8)%
RASM	18.68¢	18.26¢	2.3%
Operating fleet	93	83	10 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2019 TO THREE MONTHS ENDED MARCH 31, 2018

Our consolidated net income for both the three months ended March 31, 2019 and three months ended March 31, 2018 was $4 million, or $0.03 per diluted share.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the first quarter of 2019 was $21 million, or $0.17 per diluted share, compared to an adjusted net income of $18 million, or $0.14 per diluted share, in the first quarter of 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2019		2018
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income and diluted EPS	$4	$0.03	$4	$0.03
Mark-to-market fuel hedge adjustments	(4)	(0.03)	(13)	(0.11)
Special items - merger-related costs	26	0.21	6	0.05
Special items - other(a)	—	—	25	0.20
Income tax effect of reconciling items above	(5)	(0.04)	(4)	(0.03)
Non-GAAP adjusted net income and diluted EPS	$21	$0.17	$18	$0.14

(a)	Special items - other includes special charges associated with the employee tax reform bonus awarded in January 2018.

CASM reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2019		2018		% Change
Consolidated:
CASM	11.94	¢	11.65	¢	3%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.71		2.64		3%
Special items - merger-related costs	0.17		0.04		NM
Special items - other(a)	—		0.16		NM
CASM excluding fuel and special items	9.06	¢	8.81	¢	3%

Mainline:
CASM	11.04	¢	10.72	¢	3%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.55		2.51		2%
Special items - merger-related costs	0.19		0.04		NM
Special items - other(a)	—		0.15		NM
CASM excluding fuel and special items	8.30	¢	8.02	¢	4%

(a)	Special items - other includes special charges associated with the employee tax reform bonus awarded in January 2018.

OPERATING REVENUES

Total operating revenues increased $44 million, or 2%, during the first quarter of 2019 compared to the same period in 2018. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2019	2018	% Change
Passenger revenue	$1,716	$1,684	2%
Mileage Plan other revenue	110	107	3%
Cargo and other	50	41	22%
Total operating revenues	$1,876	$1,832	2%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first quarter of 2019 increased by $32 million, or 2%, on slight increases in capacity and load factor, as well as a 1.5% increase in yield. The increase to yield is primarily a result of the revenue initiatives we implemented in 2018 to help counter the competitive pricing dynamic in certain markets.

Cargo and other

On a consolidated basis, Cargo and other revenue for the first quarter of 2019 increased by $9 million, or 22%, due to increased volumes on our freighters as a result of new contracts entered into in late 2018.

OPERATING EXPENSES

Total operating expenses increased $48 million, or 3%, compared to the first quarter of 2018. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2019	2018	% Change
Fuel expense	$420	$409	3%
Non-fuel operating expenses, excluding special items	1,405	1,363	3%
Special items - merger-related costs	26	6	NM
Special items - other	—	25	NM
Total operating expenses	$1,851	$1,803	3%

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

Aircraft fuel expense increased $11 million, or 3%, compared to the first quarter of 2018. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2019		2018
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$421	$2.11	$423	$2.15
(Gains) losses on settled hedges	3	0.02	(1)	(0.01)
Consolidated economic fuel expense	424	2.13	$422	$2.14
Mark-to-market fuel hedge adjustments	(4)	(0.02)	(13)	(0.07)
GAAP fuel expense	$420	$2.11	$409	$2.07
Fuel gallons	199		197

Raw fuel expense per gallon for the three months ended March 31, 2019 decreased by approximately 2% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2019 was primarily driven by a 13% decrease in crude oil prices, offset by a 29% increase in refining margins, when compared to the prior year. Fuel gallons consumed increased by 2 million gallons, or 1%, due to a slight increase in block hours.

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

Losses recognized for hedges that settled during the first quarter were $3 million in 2019, compared to gains of $1 million in the same period in 2018. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2018 are more fully described below.

	Three Months Ended March 31,
(in millions)	2019	2018	% Change
Wages and benefits	$557	$536	4%
Variable incentive pay	35	39	(10)%
Aircraft maintenance	120	107	12%
Aircraft rent	83	74	12%
Landing fees and other rentals	132	126	5%
Contracted services	72	81	(11)%
Selling expenses	72	78	(8)%
Depreciation and amortization	106	94	13%
Food and beverage service	49	50	(2)%
Third-party regional carrier expense	41	37	11%
Other	138	141	(2)%
Total non-fuel operating expenses, excluding special items	$1,405	$1,363	3%

Wages and Benefits

Wages and benefits increased during the first quarter of 2019 by $21 million, or 4%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2019	2018	% Change
Wages	$424	$407	4%
Pension—Defined benefit plans service cost	10	12	(17)%
Defined contribution plans	31	28	11%
Medical and other benefits	63	60	5%
Payroll taxes	29	29	—%
Total wages and benefits	$557	$536	4%

Wages increased 4% on a 3% increase in FTEs. The increase in FTEs is largely attributable to growth in flight crews as we work to integrate and cross-train our Airbus and Boeing crews, and in maintenance technicians due to an increase in maintenance activity.

Aircraft Maintenance

Aircraft maintenance expense increased by $13 million, or 12%, during the first quarter of 2019 compared to the same period in 2018. The increase is primarily due to higher volumes of scheduled and unscheduled maintenance events as compared to the prior period.

Aircraft Rent

Aircraft rent expense increased by $9 million, or 12%, during the first quarter of 2019 compared to the same period in 2018, primarily due to the addition of two A321neos to our Mainline fleet and seven E175s to our regional fleet since March 31, 2018.

Contracted Services

Contracted services decreased by $9 million, or 11%, during the first quarter of 2019 compared to the same period in 2018. This decrease is primarily due to lower contractor and consulting spend due to the timing of certain project work and price negotiations with our vendor partners.

Depreciation and Amortization

Depreciation and amortization increased by $12 million, or 13%, during the first quarter of 2019 compared to the same period in 2018, primarily due to the addition of 15 owned E175s and 11 owned B737-900ERs to our fleet since the first quarter of 2018, as well as the accelerated depreciation on our Q400 fleet as we begin to retire a portion of this fleet.

Special Items - Merger-related Costs

We recorded special items of $26 million for merger-related costs associated with our acquisition of Virgin America in the first quarter of 2019, compared to $6 million in the same period of 2018. Costs incurred in the first quarter of 2019 are a result of expenses associated with legacy Virgin America flight attendants and pilot vacation balances, which were subject to a one-time true-up in accordance with the integrated labor agreements.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $49 million in the first quarter of 2019, compared to $69 million in the first quarter of 2018. The $20 million decrease in pretax profit was primarily driven by a $19 million decrease in passenger revenues and a $21 million increase in non-fuel operating expenses, partially offset by a $9 million decrease in economic fuel cost and an $8 million increase in Cargo and other revenue.

The decrease in Mainline passenger revenue for the first quarter of 2019 was primarily driven by a 1.7% decrease in traffic, offset by the impact of our recently launched revenue initiatives.

Lower raw fuel prices, offset by an increase in gallons consumed, drove the decrease in Mainline fuel expense. Non-fuel operating expenses increased due to higher aircraft ownership costs as we continue to add to our Mainline fleet, and increased maintenance expense as compared to the first quarter of 2018.

Regional

Our Regional operations incurred a pretax loss of $35 million in the first quarter of 2019, compared to a pretax loss of $49 million in the first quarter of 2018. The improvement in pretax loss was attributable to a $53 million increase in operating revenues, partially offset by an $11 million increase in fuel costs and a $35 million increase in non-fuel operating expenses.

Regional passenger revenue increased 21% compared to the first quarter of 2018, primarily driven by an 18% increase in capacity and an increase in load factor of 2.7 pts, partially offset by 3% lower ticket yields. The increase in capacity is due to an increase in departures from new E175 deliveries, and an increase in average aircraft stage length. Lower yields are a result of competitive pricing pressure we continue to experience, specifically on the West Coast.

The increase in non-fuel operating expenses is primarily due to higher ownership costs associated with seven E175 aircraft operated by SkyWest that were added to the regional fleet over the past twelve months, as well as higher CPA rates on an 18% increase in capacity.

Horizon

Horizon achieved a pretax profit of $12 million in the first quarter of 2019, compared to a pretax profit of $3 million in the first quarter of 2018. The change was primarily driven by a $6 million increase in operating revenue, attributable to the additional 15 E175 aircraft added to Horizon's fleet since the first quarter of 2018 and a decrease of $7 million in non-fuel operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.4 billion, and our expected cash from operations;

•	Our 107 unencumbered aircraft that could be financed, if necessary;

•	Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the three months ended March 31, 2019, we took free and clear delivery of four B737-900ER aircraft. We made debt payments totaling $393 million, including the prepayment of $320 million of debt, and obtained additional secured debt financing of $254 million. We also continued to return capital to our shareholders by paying dividends totaling $43 million and repurchasing $13 million of our common stock.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2019	December 31, 2018	Change
Cash and marketable securities	$1,436	$1,236	16%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	18%	20%	(2) pts
Long-term debt, net of current portion	$1,664	$1,617	3%
Shareholders’ equity	$3,746	$3,751	—%

Debt-to-capitalization, adjusted for certain operating leases
(in millions)	March 31, 2019	December 31, 2018	Change
Long-term debt, net of current portion	$1,664	$1,617	3%
Capitalization of certain operating leases(a)	1,718	1,768	(a)
Adjusted debt	$3,382	$3,385	—%
Shareholders' equity	3,746	3,751	—%
Total Capital	$7,128	$7,136	—%

Debt-to-capitalization, adjusted for certain operating leases	47%	47%	—%

(a)
Following the adoption of the new lease accounting standard on January 1, 2019, this represents the total capitalized Operating lease liability, whereas prior year periods were calculated utilizing the present value of aircraft lease payments. This change had no impact to the ratio.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2019, net cash provided by operating activities was $468 million, compared to $306 million during the same period in 2018. The $162 million increase in our operating cash flows is primarily attributable to a larger increase in our air traffic liability and deferred revenue in 2019 as compared to the same period in 2018 and the timing of cash outlays for expenses incurred in the first quarter.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $186 million during the first three months of 2019, compared to $164 million during the same period of 2018. Our capital expenditures were $115 million in the first three months of 2019, a decrease of $120 million compared to the three months ended March 31, 2018. This is primarily driven by lower cash outlays for deliveries of and advance deposits on aircraft in the first quarter of 2019 as compared to the same period of 2018. Our net purchases of marketable securities were $76 million in the first three months of 2019, compared to net sales of $63 million in the three months ended March 31, 2018. The shift to net purchases is primarily driven by stronger operating cash flows as compared to 2018. Internally, we analyze and manage our cash and marketable securities balance in the aggregate.

The table below reflects our full-year expectation for capital expenditures based on our current intentions. It does not reflect our actual contractual obligations at this time, nor does it reflect the capital expenditures that would be incurred if we exercised options or cancelable purchase commitments that are available to us. We have options to acquire 37 B737 aircraft with deliveries from 2021 through 2024, and options to acquire 30 E175 aircraft with deliveries in 2021 to 2023. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2019	2020
Expected capital expenditures	$750	$750

Cash Used in Financing Activities

Cash used in financing activities was $171 million during the first three months of 2019 compared to $156 million during the same period in 2018. During the first three months of 2019, we made debt payments of $393 million, including the prepayment of $320 million of debt, dividend payments totaling $43 million, and had $13 million in common stock repurchases. These payments were offset by the receipt of funds from new secured debt financing of $254 million during the first three months of 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of March 31, 2019, we have firm orders to purchase or lease 44 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2023 through 2025. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2021 through 2024 and 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of March 31, 2019, and are subject to change:

	Actual Fleet	Expected Fleet Activity
Aircraft	March 31, 2019	2019 Additions	2019 Removals	December 31, 2019	2020 Changes	December 31, 2020
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(a)	163	3	—	166	2	168
Airbus Passenger Aircraft	71	2	(1)	72	(2)	70
Total Mainline Fleet	237	5	(1)	241	—	241
Q400 operated by Horizon	35	—	(4)	31	(8)	23
E175 operated by Horizon	26	4	—	30	—	30
E175 operated by third party	32	—	—	32	—	32
Total Regional Fleet	93	4	(4)	93	(8)	85
Total	330	9	(5)	334	(8)	326

(a)	Our first MAX9 delivery is scheduled for 2019. We do not currently anticipate any impact to the delivery schedule as a result of the recent MAX events and investigations.

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

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2019	50%	$76	$1
Third Quarter 2019	50%	76	2
Fourth Quarter 2019	40%	75	2
Full Year 2019	47%	$75	$2
First Quarter 2020	30%	71	2
Second Quarter 2020	20%	68	3
Third Quarter 2020	10%	71	2
Total 2020	15%	70	$2

Contractual Obligations

The following table provides a summary of our obligations as of March 31, 2019. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2019	2020	2021	2022	2023	Beyond 2023	Total
Current and long-term debt obligations	$220	$300	$327	$288	$261	$577	$1,973
Aircraft lease commitments	251	307	268	243	189	695	1,953
Facility lease commitments	8	10	9	5	4	85	121
Aircraft maintenance deposits	47	65	59	48	24	8	251
Aircraft purchase commitments	417	519	553	305	107	33	1,934
Interest obligations (a)	52	57	46	34	26	43	258
Other obligations (b)	111	152	173	181	186	1,079	1,882
Total	$1,106	$1,410	$1,435	$1,104	$797	$2,520	$8,372

(a)	For variable-rate debt, future obligations are shown above using forecasted interest rates as of March 31, 2019.

(b)	Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2019. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Except as noted below, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the quarter ended March 31, 2019, the Company implemented internal controls to ensure it has adequately implemented the new accounting standard related to leases effective January 1, 2019. The modified and new controls have been designed to address risks associated with accounting for and reporting of leases.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines.

The Company is seeking an appellate court ruling that the California laws on which the judgment is based are invalid as applied to national airlines pursuant to the U.S. Constitution and federal law and for other employment law and improper class certification reasons. The Company remains confident that a higher court will respect the federal preemption principles that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case and agree with the Company's other bases for appeal. For these reasons, no loss has been accrued.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2019 - January 31, 2019	83,444	$62.59
February 1, 2019 - February 28, 2019	48,117	64.33
March 1, 2019 - March 31, 2019	83,330	55.85
Total	214,891	$60.36	$549

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

May 9, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement