Form 10-Q
period 2019-06-30
ALASKA AIR GROUP, INC.
filed 2019-08-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common stock, $0.01 par value	New York Stock Exchange	ALK

19300 International Boulevard,	Seattle,	WA	98188

Telephone:	(206)	392-5040

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The registrant has 123,272,253 common shares, par value $0.01, outstanding at July 31, 2019.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$244	$105
Marketable securities	1,383	1,131
Total cash and marketable securities	1,627	1,236
Receivables—net	389	366
Inventories and supplies—net	55	60
Prepaid expenses and other current assets	147	125
Total Current Assets	2,218	1,787

Property and Equipment
Aircraft and other flight equipment	8,417	8,221
Other property and equipment	1,238	1,363
Deposits for future flight equipment	396	439
	10,051	10,023
Less accumulated depreciation and amortization	3,307	3,242
Total Property and Equipment - Net	6,744	6,781

Operating lease assets	1,696	—
Goodwill	1,943	1,943
Intangible assets - net	125	127
Other noncurrent assets	225	274
Other Assets	3,989	2,344

Total Assets	$12,951	$10,912

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$156	$132
Accrued wages, vacation and payroll taxes	371	415
Air traffic liability	1,173	788
Other accrued liabilities	505	416
Deferred revenue	768	705
Current portion of operating lease liabilities	273	—
Current portion of long-term debt	288	486
Total Current Liabilities	3,534	2,942

Long-Term Debt, Net of Current Portion	1,538	1,617

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,424	—
Deferred income taxes	582	512
Deferred revenue	1,181	1,169
Obligation for pension and postretirement medical benefits	522	503
Other liabilities	197	418
	3,906	2,602
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2019 - 131,365,855 shares; 2018 - 130,813,476 shares, Outstanding: 2019 - 123,338,144 shares; 2018 - 123,194,430 shares	1	1
Capital in excess of par value	270	232
Treasury stock (common), at cost: 2019 - 8,027,711 shares; 2018 - 7,619,046 shares	(593)	(568)
Accumulated other comprehensive loss	(422)	(448)
Retained earnings	4,717	4,534
	3,973	3,751
Total Liabilities and Shareholders' Equity	$12,951	$10,912

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues
Passenger revenue	$2,111	$1,997	3,827	3,681
Mileage Plan other revenue	118	108	228	215
Cargo and other	59	51	109	92
Total Operating Revenues	2,288	2,156	4,164	3,988
Operating Expenses
Wages and benefits	567	544	1,124	1,080
Variable incentive pay	44	38	79	77
Aircraft fuel, including hedging gains and losses	502	475	922	884
Aircraft maintenance	115	106	235	213
Aircraft rent	82	77	165	151
Landing fees and other rentals	113	110	245	236
Contracted services	70	76	142	157
Selling expenses	87	88	159	166
Depreciation and amortization	105	97	211	191
Food and beverage service	53	55	102	105
Third-party regional carrier expense	42	39	83	76
Other	136	141	274	282
Special items - merger-related costs	8	39	34	45
Special items - other	—	—	—	25
Total Operating Expenses	1,924	1,885	3,775	3,688
Operating Income	364	271	389	300
Nonoperating Income (Expense)
Interest income	11	10	20	18
Interest expense	(20)	(25)	(42)	(49)
Interest capitalized	3	4	7	9
Other—net	(7)	(1)	(17)	(13)
Total Nonoperating Income (Expense)	(13)	(12)	(32)	(35)
Income Before Income Tax	351	259	357	265
Income tax expense	89	66	91	68
Net Income	$262	$193	$266	$197

Basic Earnings Per Share:	$2.12	$1.57	$2.15	$1.60
Diluted Earnings Per Share:	$2.11	$1.56	$2.14	$1.59
Shares used for computation:
Basic	123.418	123.268	123.355	123.212
Diluted	124.301	124.036	124.179	123.953

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net Income	$262	$193	$266	$197

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	13	(4)	27	(17)
Reclassification of (gain) loss into Other - net nonoperating income (expense)	—	1	2	3
Income tax effect	(3)	—	(7)	3
Total	10	(3)	22	(11)

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income (expense)	8	7	16	14
Income tax effect	(2)	(1)	(4)	(3)
Total	6	6	12	11

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	(7)	2	(12)	8
Reclassification of (gain) loss into Aircraft rent	—	—	1	1
Income tax effect	2	—	3	(2)
Total	(5)	2	(8)	7

Other Comprehensive Income	11	5	26	7

Comprehensive Income	$273	$198	$292	$204

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	15	—	15
Common stock repurchase	(0.215)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.391	—	20	—	—	.	20
Stock issued under stock plans	0.134	—	(3)	—	—	—	(3)
Balances at March 31, 2019	123.504	$1	$261	$(581)	$(433)	$4,498	$3,746
Net income	—	—	—	—	—	262	262
Other comprehensive income (loss)	—	—	—	—	11	—	11
Common stock repurchase	(0.194)	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued under stock plans	0.028	—	—	—	—	—	—
Balances at June 30, 2019	123.338	$1	$270	$(593)	$(422)	$4,717	$3,973

(a)	Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2017	123.061	$1	$164	$(518)	$(380)	$4,193	$3,460
Reclassification of tax effects to Retained Earnings	—	—	—	—	(62)	62	—
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	2	—	2
Common stock repurchase	(0.186)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.32 per share)	—	—	—	—	—	(40)	(40)
Stock issued for employee stock purchase plan	0.312	—	17	—	—	—	17
Stock issued under stock plans	0.163	—	(3)	—	—	—	(3)
Balances at March 31, 2018	123.350	$1	$190	$(531)	$(440)	$4,219	$3,439
Net income	—	—	—	—	—	193	193
Other comprehensive income (loss)	—	—	—	—	5	—	5
Common stock repurchase	(0.204)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.32 per share)	—	—	—	—	—	(39)	(39)
Stock issued under stock plans	0.058	—	(1)	—	—	—	(1)
Balances at June 30, 2018	123.204	$1	$198	$(544)	$(435)	$4,373	$3,593

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$266	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	191
Stock-based compensation and other	16	17
Changes in certain assets and liabilities:
Changes in deferred tax provision	62	67
Increase in air traffic liability	385	306
Increase in deferred revenue	75	52
Other—net	18	(104)
Net cash provided by operating activities	1,033	726
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(172)	(271)
Other flight equipment	(83)	(56)
Other property and equipment	(78)	(96)
Total property and equipment additions, including capitalized interest	(333)	(423)
Purchases of marketable securities	(885)	(529)
Sales and maturities of marketable securities	663	474
Other investing activities	25	10
Net cash used in investing activities	(530)	(468)
Cash flows from financing activities:
Proceeds from issuance of debt	254	—
Long-term debt payments	(532)	(258)
Common stock repurchases	(25)	(25)
Dividends paid	(86)	(79)
Other financing activities	26	15
Net cash used in financing activities	(363)	(347)
Net increase (decrease) in cash, cash equivalents, and restricted cash	140	(89)
Cash, cash equivalents, and restricted cash at beginning of year	114	197
Cash, cash equivalents, and restricted cash at end of the period	$254	$108

Cash paid during the period for:
Interest (net of amount capitalized)	$34	$39
Income taxes	—	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$244	$102
Restricted cash included in Prepaid expenses and other current assets	10	6
Total cash, cash equivalents, and restricted cash at end of the period	$254	$108

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska (including Virgin America in 2018) and Horizon. The condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018. Such adjustments were of a normal recurring nature.

Certain reclassifications and rounding adjustments have been made to prior year financial statements to conform to classifications used in the current year.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and six months ended June 30, 2019 are not necessarily indicative of operating results for the entire year.

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

The Company disaggregates revenue by segment in Note 9. The details within the Company’s statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,792	$1,693	$3,231	$3,121
Passenger ancillary revenue	147	137	271	254
Mileage Plan passenger revenue	172	167	325	306
Total Passenger revenue	$2,111	$1,997	$3,827	$3,681

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Passenger revenue	$172	$167	$325	$306
Mileage Plan other revenue	118	108	228	215
Total Mileage Plan revenue	$290	$275	$553	$521

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cargo revenue	$38	$34	$68	$60
Other revenue	21	17	41	32
Total Cargo and other revenue	$59	$51	$109	$92

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $89 million and $79 million from the prior year-end air traffic liability balance for the three months ended June 30, 2019 and 2018, and $563 million and $513 million for the six months ended June 30, 2019 and 2018.

Mileage PlanTM liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $122 million of such receivables as of June 30, 2019 and $119 million as of December 31, 2018.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Six Months Ended June 30,
	2019	2018
Total Deferred Revenue balance at January 1	$1,874	$1,725
Travel miles and companion certificate redemption - Passenger revenue	(325)	(306)
Miles redeemed on partner airlines - Other revenue	(51)	(44)
Increase in liability for mileage credits issued	451	402
Total Deferred Revenue balance at June 30	$1,949	$1,777

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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2019, total cost basis for all marketable securities was $1.4 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$409	$—	$409	$293	$—	$293
Foreign government bonds	—	25	25	—	26	26
Asset-backed securities	—	189	189	—	190	190
Mortgage-backed securities	—	120	120	—	92	92
Corporate notes and bonds	—	623	623	—	520	520
Municipal securities	—	17	17	—	10	10
Total Marketable securities	409	974	1,383	293	838	1,131
Derivative instruments
Fuel hedge—call options	—	7	7	—	4	4
Interest rate swap agreements	—	4	4	—	10	10
Total Assets	$409	$985	$1,394	$293	$852	$1,145

Liabilities
Derivative instruments
Interest rate swap agreements	—	(10)	(10)	—	(7)	(7)
Total Liabilities	$—	$(10)	$(10)	$—	$(7)	$(7)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of June 30, 2019.

Maturities for marketable securities (in millions):

June 30, 2019	Cost Basis	Fair Value
Due in one year or less	$298	$299
Due after one year through five years	1,065	1,080
Due after five years through 10 years	4	4
Total	$1,367	$1,383

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of June 30, 2019, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	June 30, 2019	December 31, 2018
Fixed-rate debt at cost	$580	$639
Non-recurring purchase price accounting fair value adjustment	2	3
Total fixed-rate debt	$582	$642

Estimated fair value	$595	$641

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairment charges were taken in the three and six months ended June 30, 2019 and June 30, 2018.

NOTE 4. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2019	December 31, 2018
Fixed-rate notes payable due through 2028	$582	$642
Variable-rate notes payable due through 2028	1,255	1,473
Less debt issuance costs	(11)	(12)
Total debt	1,826	2,103
Less current portion	288	486
Long-term debt, less current portion	$1,538	$1,617

Weighted-average fixed-interest rate	3.6%	4.1%
Weighted-average variable-interest rate	3.6%	3.9%

During the six months ended June 30, 2019 the Company made debt payments of $532 million, including the prepayment of $392 million of debt. During the six months ended June 30, 2019, the Company obtained additional secured debt financing of $254 million from multiple lenders. The new debt is secured by a total of nine aircraft.

At June 30, 2019 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2019	$146
2020	287
2021	314
2022	275
2023	235
Thereafter	578
Total	$1,835

Bank Lines of Credit

The Company has three credit facilities with availability totaling $516 million as of June 30, 2019. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. The second credit facility for $116 million expires in July 2020, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $116 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at June 30, 2019.

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
The Company elected certain practical expedients under the standard, including the practical expedient allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of 12 months or less. Such expense was not material for the six months ended June 30, 2019. Additionally, the Company elected the available package of practical expedients allowing for no reassessment of lease classification for existing leases, no reassessment of expired contracts, and no reassessments of initial direct costs for existing leases.
The Company has five asset classes for operating leases: aircraft, capacity purchase arrangements with aircraft (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the condensed consolidated balance sheet as of June 30, 2019 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Consistent with past accounting, operating rent expense is recognized on a straight-line basis over the term of the lease.
At June 30, 2019, the Operating lease assets balance by asset class was as follows (in millions):

Operating lease assets
Aircraft	$1,012
CPA aircraft	622
Airport and terminal facilities	19
Corporate real estate and other	43
Total Operating lease assets	$1,696

Aircraft
At June 30, 2019, the Company had operating leases for 10 Boeing 737 (B737), 62 Airbus, and 9 Bombardier Q400 aircraft. Additionally, the Company operates 32 Embraer 175 (E175) aircraft through its capacity purchase arrangement with SkyWest Airlines, Inc. (SkyWest). Remaining lease terms for these aircraft extend up to 12 years, with options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft was $1 million and $2 million for the three and six months ended June 30, 2019, respectively.
Capacity purchase agreements with aircraft (CPA aircraft)
At June 30, 2019, Alaska had CPAs with three carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada, and with Peninsula Aviation Services, Inc., (PenAir) to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard. The agreement with PenAir does not contain a leasing arrangement, resulting in no asset or liability recognized.
Remaining lease terms for CPA aircraft range from 8 years to 11 years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft and is capitalized under the new lease accounting standard. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the three and six months ended June 30, 2019 was not material.
Airport and terminal facilities
The Company leases ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense was $61 million and $145 million for the three and six months ended June 30, 2019, respectively.
In 2018, the Company leased 12 airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. For these leases, the Company recorded $3 million and $6 million of lease income during the three and six months ended June 30, 2019, respectively.
Corporate real estate and other leases
Leased corporate real estate is primarily for office space in hub cities, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators and spare engines. Variable lease expense related to corporate real estate and other leases for the six months ended June 30, 2019 was $5 million.

Components of Lease Expense
The impact of leases, including variable lease cost, on earnings for the three and six months ended June 30, 2019 was as follows (in millions):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Expense
Aircraft	Aircraft rent	$62	$123
CPA aircraft	Aircraft rent	20	40
Airport and terminal facilities	Landing fees and other rentals	62	146
Corporate real estate and other	Landing fees and other rentals	4	9
Total lease expense		$148	$318
Revenue
Lease income	Cargo and other revenues	(3)	(6)
Net lease impact		$145	$312

Total rent expense for the three and six months ended June 30, 2018 was $137 million and $290 million, respectively.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for capitalized operating leases	$177
Operating lease assets obtained in exchange for lease obligations	47

Lease Term and Discount Rate
As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at June 30, 2019:

	Weighted Average IBR	Weighted Average Remaining Lease Term
Aircraft	4.2%	6.8
CPA aircraft	4.3%	9.7
Airports and terminal facilities	4.1%	10.4
Corporate real estate and other	4.4%	37.7

Maturities of Lease Liabilities
Future minimum lease payments under non-cancellable leases as of June 30, 2019 (in millions):

	Aircraft	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate & Other
Remainder of 2019	$128	$40	1	$5
2020	233	79	3	8
2021	194	79	3	6
2022	169	79	2	3
2023	115	79	2	2
Thereafter	324	408	12	74
Total lease payments	$1,163	$764	$23	$98
Less: Imputed interest	(151)	(142)	(4)	(54)
Total operating lease liabilities	$1,012	$622	$19	$44

As of June 30, 2019, the Company has one scheduled lease delivery of an A321neo aircraft remaining in 2019, valued at $52 million. We also had three scheduled lease deliveries of E175 aircraft in 2021 to be operated by SkyWest. Subsequent to June 30, 2019, the Company canceled these aircraft deliveries through an amendment to the capacity purchase agreement. All future lease contracts have remaining non-cancelable lease terms ranging from 2019 to 2033.
NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$10	$12	$21	$24
Pension expense included in Wages and benefits	10	12	21	24

Interest cost	22	19	44	39
Expected return on assets	(23)	(26)	(47)	(53)
Recognized actuarial loss	9	8	18	16
Pension expense included in Nonoperating Income (Expense)	$8	$1	$15	$2

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments, excluding operating leases, as of June 30, 2019 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2019	$255	$69	$33
2020	542	145	73
2021	553	166	62
2022	303	174	51
2023	103	179	27
Thereafter	32	1,065	9
Total	$1,788	$1,798	$255

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of June 30, 2019, the Company had commitments to purchase 32 B737 MAX9 aircraft, with deliveries in the remainder of 2019 through 2023. Future minimum contractual payments for these aircraft have been updated to reflect the most current anticipated delivery timing for B737 MAX9 aircraft, which has been delayed as a result of the grounding order mandated by the FAA on March 13, 2019. The Company also has commitments to purchase five E175 aircraft with deliveries in the remainder of 2019 through 2021 and has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2023 through 2025. In addition, the Company has options to purchase 37 B737 MAX aircraft from 2021 through 2024 and 30 E175 aircraft from 2021 through 2023. The Company also has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries from 2021 to 2022. The cancelable purchase commitments and option payments are not reflected in the table above.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of June 30, 2019, the Company has repurchased 6.3 million shares for $463 million under this program.
Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	June 30, 2019	December 31, 2018
Related to marketable securities	$11	$(11)
Related to employee benefit plans	(428)	(440)
Related to interest rate derivatives	(5)	3
Total	$(422)	$(448)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2019 and 2018, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,767	$344	$—	$—	$2,111	$—	$2,111
CPA revenues	—	—	112	(112)	—	—	—
Mileage Plan other revenue	105	13	—	—	118	—	118
Cargo and other	57	—	—	2	59	—	59
Total operating revenues	1,929	357	112	(110)	2,288	—	2,288
Operating expenses
Operating expenses, excluding fuel	1,167	268	95	(116)	1,414	8	1,422
Economic fuel	422	77	—	—	499	3	502
Total operating expenses	1,589	345	95	(116)	1,913	11	1,924
Nonoperating income (expense)
Interest income	17	—	—	(6)	11	—	11
Interest expense	(19)	—	(7)	6	(20)	—	(20)
Interest capitalized	3	—	—	—	3	—	3
Other - net	(7)	—	—	—	(7)	—	(7)
Total nonoperating income (expense)	(6)	—	(7)	—	(13)	—	(13)
Income (loss) before income tax	$334	$12	$10	$6	$362	$(11)	$351

	Three Months Ended June 30, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,711	$286	$—	$—	$1,997	$—	$1,997
CPA revenues	—	—	137	(137)	—	—	—
Mileage Plan other revenue	99	9	—	—	108	—	108
Cargo and other	49	1	1	—	51	—	51
Total operating revenues	1,859	296	138	(137)	2,156	—	2,156
Operating expenses
Operating expenses, excluding fuel	1,135	249	123	(136)	1,371	39	1,410
Economic fuel	432	65	—	—	497	(22)	475
Total operating expenses	1,567	314	123	(136)	1,868	17	1,885
Nonoperating income (expense)
Interest income	13	—	—	(3)	10	—	10
Interest expense	(22)	—	(5)	2	(25)	—	(25)
Interest capitalized	4	—	—	—	4	—	4
Other - net	1	(2)	—	—	(1)	—	(1)
Total nonoperating income (expense)	(4)	(2)	(5)	(1)	(12)	—	(12)
Income (loss) before income tax	$288	$(20)	$10	$(2)	$276	$(17)	$259

	Six Months Ended June 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$3,189	$638	$—	$—	$3,827	$—	$3,827
CPA revenues	—	—	228	(228)	—	—	—
Mileage Plan other revenue	205	23	—	—	228	—	228
Cargo and other	105	1	1	2	109	—	109
Total operating revenues	3,499	662	229	(226)	4,164	—	4,164
Operating expenses
Operating expenses, excluding fuel	2,319	542	192	(234)	2,819	34	2,853
Economic fuel	780	143	—	—	923	(1)	922
Total operating expenses	3,099	685	192	(234)	3,742	33	3,775
Nonoperating income (expense)
Interest income	33	—	—	(13)	20	—	20
Interest expense	(40)	—	(15)	13	(42)	—	(42)
Interest capitalized	7	—	—	—	7	—	7
Other - net	(17)	—	—	—	(17)	—	(17)
Total nonoperating income (expense)	(17)	—	(15)	—	(32)	—	(32)
Income (loss) before income tax	$383	$(23)	$22	$8	$390	$(33)	$357

	Six Months Ended June 30, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$3,152	$529	$—	$—	$3,681	$—	$3,681
CPA revenues	—	—	247	(247)	—	—	—
Mileage Plan other revenue	197	18	—	—	215	—	215
Cargo and other	89	1	2	—	92	—	92
Total operating revenues	3,438	548	249	(247)	3,988	—	3,988
Operating expenses
Operating expenses, excluding fuel	2,266	488	227	(247)	2,734	70	2,804
Economic fuel	799	120	—	—	919	(35)	884
Total operating expenses	3,065	608	227	(247)	3,653	35	3,688
Nonoperating income (expense)
Interest income	24	—	—	(6)	18	—	18
Interest expense	(44)	—	(10)	5	(49)	—	(49)
Interest capitalized	8	—	1	—	9	—	9
Other - net	(4)	(9)	—	—	(13)	—	(13)
Total nonoperating income (expense)	(16)	(9)	(9)	(1)	(35)	—	(35)
Income (loss) before income tax	$357	$(69)	$13	$(1)	$300	$(35)	$265

(a)	Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.

(c)	Includes merger-related costs, mark-to-market fuel-hedge accounting adjustments, and other special items.

Total assets were as follows (in millions):

	June 30, 2019	December 31, 2018
Mainline	$19,050	$16,853
Horizon	1,222	1,229
Consolidating & Other	(7,321)	(7,170)
Consolidated	$12,951	$10,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2019 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2019. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2019.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Our consolidated pretax income was $351 million during the second quarter of 2019, compared to $259 million in the second quarter of 2018. The increase in pretax profit was driven primarily by an increase in operating revenues of $132 million, offset by an increase in fuel expense of $27 million and an increase in non-fuel operating expenses of $12 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

During the second quarter of 2019, we earned our 12th consecutive J.D. Power award for Highest in Customer Satisfaction Among Traditional Carriers in North America.

Shareholder Return

During the second quarter of 2019, we paid cash dividends of $43 million and repurchased 193,774 shares for $12 million.

Operations Performance

During the second quarter of 2019, our on-time performance was 82.8% for our Mainline operations and 87.4% for our Regional operations. These on-time results were first among both major and regional airlines in the second quarter, and are consistent with our historical high standard of running an excellent operation.

Labor Update

In June 2019, we reached a tentative agreement with the Aircraft Mechanics Fraternal Association (AMFA) to integrate Airbus technicians into the collective bargaining agreement with Boeing technicians, as well as extend the term by two years. This tentative agreement was subsequently ratified by our technicians in July 2019. Also in June 2019, we reached a tentative agreement with the International Association of Machinists (IAM) for new five-year contracts for clerical, office, passenger service, ramps service and stores agents employees. Voting on this agreement concludes in the third quarter of 2019. Both the IAM and AMFA agreements include signing bonuses and wage rate increases to be implemented in the period of ratification. The annual impact of these contracts thereafter is expected to be approximately $50 million. If the IAM agreement is ratified, we expect to record $24 million in signing bonuses and $24 million in wage rate increases in the second half of 2019.

Outlook

With the integration largely behind us, we are focused on improving our returns with the long-term goal of achieving 13% to 15% pretax margins over the business cycle. Recently implemented revenue initiatives, including our Saver Fare product, are providing meaningful revenue growth. We have also begun realizing the full synergies expected as a result of the merger. Cross-fleeting opportunities have allowed us to move larger gauge, lower unit cost aircraft into markets with high demand. This flexibility with our fleet allows us to evaluate all existing and potential new routes, including aircraft type, so that we can maximize our margins and provide the best network utility for our guests.

As we move through 2019, we continue to work on a number of notable guest experience projects. We expect more than half of our Mainline fleet will be equipped with high-speed satellite Wi-Fi by the end of the year, providing our guests with increased connectivity. In July, we opened our new flagship lounge in the North Satellite of Sea-Tac Airport, and are working closely with the Port of Seattle to open a state-of-the-art 20-gate North Satellite Concourse by Summer 2021. We are also well underway on our cabin interior retrofit of our Airbus fleet, which will allow us to align the product across both Mainline aircraft platforms. These projects, along with our ongoing rotation of on-board menu offerings, refreshed aircraft interiors, and expanded and updated airport lounges, demonstrates our commitment to providing our guests more options and significant value. Combined, we expect our revenue initiatives and synergies will contribute an incremental $330 million of revenue in 2019.

We also continue to invest in our people and culture. In the second quarter, we completed our final all-employee workshop, Flight Path, which allowed for face-to-face conversations between leaders and employees from all departments and to bring us together as one team. We know our people are our greatest competitive advantage and that investment, along with ongoing investments in our product, will allow us to continue to be recognized in the industry as one of the best in customer service and satisfaction.

Currently, we expect to grow our combined network capacity by approximately 2.1% in 2019, and approximately 3% - 4% in 2020. Current schedules indicate competitive capacity will decrease by approximately 1% in the third quarter of 2019, and increase approximately 3% in the fourth quarter of 2019, based on available schedules as of the date of filing. We believe that our product, operation, engaged employees, award-winning service, and competitive Mileage Plan™ program, combined with our strong balance sheet and focus on low costs, give us a competitive advantage in our markets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	12,026	12,069	(0.4)%	22,442	22,558	(0.5)%
RPMs (000,000) "traffic"	14,638	14,484	1.1%	27,087	26,887	0.7%
ASMs (000,000) "capacity"	16,980	16,833	0.9%	32,487	32,313	0.5%
Load factor	86.2%	86.0%	0.2 pts	83.4%	83.2%	0.2 pts
Yield	14.43¢	13.79¢	4.6%	14.13¢	13.69¢	3.2%
RASM	13.48¢	12.81¢	5.2%	12.82¢	12.34¢	3.9%
CASM excluding fuel and special items(b)	8.33¢	8.14¢	2.3%	8.68¢	8.46¢	2.6%
Economic fuel cost per gallon(b)	$2.27	$2.30	(1.3)%	$2.20	$2.22	(0.9)%
Fuel gallons (000,000)	220	216	1.9%	419	413	1.5%
ASMs per fuel gallon	77.2	77.9	(0.9)%	77.5	78.2	(0.9)%
Average full-time equivalent employees (FTEs)	21,921	21,655	1.2%	21,876	21,461	1.9%
Mainline Operating Statistics:
Revenue passengers (000)	9,206	9,462	(2.7)%	17,070	17,673	(3.4)%
RPMs (000,000) "traffic"	13,207	13,221	(0.1)%	24,379	24,581	(0.8)%
ASMs (000,000) "capacity"	15,241	15,289	(0.3)%	29,114	29,387	(0.9)%
Load factor	86.7%	86.5%	0.2 pts	83.7%	83.6%	0.1 pts
Yield	13.38¢	12.95¢	3.3%	13.08¢	12.83¢	1.9%
RASM	12.66¢	12.16¢	4.1%	12.02¢	11.70¢	2.7%
CASM excluding fuel and special items(b)	7.65¢	7.43¢	3.0%	7.96¢	7.71¢	3.2%
Economic fuel cost per gallon(b)	$2.26	$2.29	(1.3)%	$2.19	$2.22	(1.4)%
Fuel gallons (000,000)	187	188	(0.5)%	356	360	(1.1)%
ASMs per fuel gallon	81.5	81.3	0.2%	81.8	81.5	0.4%
Average FTEs	16,551	16,477	0.4%	16,504	16,245	1.6%
Aircraft utilization	11.1	11.6	(4.3)%	10.7	11.4	(6.1)%
Average aircraft stage length	1,311	1,298	1.0%	1,308	1,294	1.1%
Operating fleet	238	228	10 a/c	238	228	10 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,820	2,607	8.2%	5,372	4,885	10.0%
RPMs (000,000) "traffic"	1,431	1,263	13.3%	2,708	2,306	17.4%
ASMs (000,000) "capacity"	1,739	1,544	12.6%	3,373	2,926	15.3%
Load factor	82.3%	81.8%	0.5 pts	80.3%	78.8%	1.5 pts
Yield	24.06¢	22.64¢	6.3%	23.57¢	22.93¢	2.8%
RASM	20.51¢	19.14¢	7.2%	19.62¢	18.72¢	4.8%
Operating fleet	94	89	5 a/c	94	89	5 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2019 TO THREE MONTHS ENDED JUNE 30, 2018

Our consolidated net income for the three months ended June 30, 2019 was $262 million, or $2.11 per diluted share, compared to net income of $193 million, or $1.56 per diluted share, for the three months ended June 30, 2018.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the second quarter of 2019 was $270 million, or $2.17 per diluted share, compared to an adjusted net income of $206 million, or $1.66 per diluted share, in the second quarter of 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2019		2018
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income and diluted EPS	$262	$2.11	$193	$1.56
Mark-to-market fuel hedge adjustments	3	0.02	(22)	(0.18)
Special items - merger-related costs	8	0.06	39	0.31
Income tax effect of reconciling items above	(3)	(0.02)	(4)	(0.03)
Non-GAAP adjusted net income and diluted EPS	$270	$2.17	$206	$1.66

CASM reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2019		2018		% Change
Consolidated:
CASM	11.33	¢	11.20	¢	1%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.96		2.82		5%
Special items - merger-related costs	0.04		0.24		(83)%
CASM excluding fuel and special items	8.33	¢	8.14	¢	2%

Mainline:
CASM	10.50	¢	10.36	¢	1%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.79		2.68		4%
Special items - merger-related costs	0.06		0.25		(76)%
CASM excluding fuel and special items	7.65	¢	7.43	¢	3%

OPERATING REVENUES

Total operating revenues increased $132 million, or 6%, during the second quarter of 2019 compared to the same period in 2018. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2019	2018	% Change
Passenger revenue	$2,111	$1,997	6%
Mileage Plan other revenue	118	108	9%
Cargo and other	59	51	16%
Total operating revenues	$2,288	$2,156	6%

Passenger Revenue

On a consolidated basis, Passenger revenue for the second quarter of 2019 increased by $114 million, or 6%, on a 4.6% increase in yield and a 0.9% increase in traffic. The increase in yield is primarily a result of the revenue initiatives implemented in 2018 to help counter the competitive pricing dynamic in many of the markets we serve. Increased traffic was driven by new routes and aircraft added to our fleet since the second quarter of 2018.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan revenue for the second quarter of 2019 increased by $10 million, or 9%, compared to the second quarter of 2018, due largely to increased commissions received from our affinity card partner from growth in overall cardholders.

Cargo and other

On a consolidated basis, Cargo and other revenue for the second quarter of 2019 increased by $8 million, or 16%, due to increased volumes on our freighters as a result of new contracts entered into in late 2018 and a strong seafood harvest season in the state of Alaska.

OPERATING EXPENSES

Total operating expenses increased $39 million, or 2%, compared to the second quarter of 2018. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2019	2018	% Change
Fuel expense	$502	$475	6%
Non-fuel operating expenses, excluding special items	1,414	1,371	3%
Special items - merger-related costs	8	39	(79)%
Total operating expenses	$1,924	$1,885	2%

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

Aircraft fuel expense increased $27 million, or 6%, compared to the second quarter of 2018. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2019		2018
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$495	$2.25	$506	$2.34
(Gains) losses on settled hedges	4	0.02	(9)	(0.04)
Consolidated economic fuel expense	499	2.27	$497	$2.30
Mark-to-market fuel hedge adjustments	3	0.01	(22)	(0.10)
GAAP fuel expense	$502	$2.28	$475	$2.20
Fuel gallons	220		216

Raw fuel expense per gallon for the three months ended June 30, 2019 decreased by approximately 4% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the second quarter of 2019 was primarily driven by a 12% decrease in crude oil prices, partially offset by an 11% increase in refining margins, when compared to the prior year. Fuel gallons consumed increased by 4 million gallons, or 2%, due to increased capacity and a slight increase in block hours.

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

Losses recognized for hedges that settled during the second quarter were $4 million in 2019, compared to gains of $9 million in the same period in 2018. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2018 are more fully described below.

	Three Months Ended June 30,
(in millions)	2019	2018	% Change
Wages and benefits	$567	$544	4%
Variable incentive pay	44	38	16%
Aircraft maintenance	115	106	8%
Aircraft rent	82	77	6%
Landing fees and other rentals	113	110	3%
Contracted services	70	76	(8)%
Selling expenses	87	88	(1)%
Depreciation and amortization	105	97	8%
Food and beverage service	53	55	(4)%
Third-party regional carrier expense	42	39	8%
Other	136	141	(4)%
Total non-fuel operating expenses, excluding special items	$1,414	$1,371	3%

Wages and Benefits

Wages and benefits increased during the second quarter of 2019 by $23 million, or 4%, on 1% growth in FTE's. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2019	2018	% Change
Wages	$421	$411	2%
Pension—Defined benefit plans service cost	11	12	(8)%
Defined contribution plans	35	30	17%
Medical and other benefits	69	61	13%
Payroll taxes	31	30	3%
Total wages and benefits	$567	$544	4%

Medical and other benefits expense increased $8 million, or 13%, primarily due to increased volume of high-dollar value medical claims as compared to the prior-year period, and an overall cost increase in medical services and products.

Aircraft Maintenance

Aircraft maintenance expense increased by $9 million, or 8%, during the second quarter of 2019 compared to the same period in 2018. The increase is primarily due to higher volumes and costs of scheduled maintenance events as compared to the prior period.

Depreciation and Amortization

Depreciation and amortization increased by $8 million, or 8%, during the second quarter of 2019 compared to the same period in 2018, primarily due to the addition of 13 owned E175s and nine owned B737-900ERs to our fleet since the second quarter of 2018, as well as the accelerated depreciation on our Q400 fleet as we continue the retirement of a portion of this fleet.

Special Items - Merger-related Costs

We recorded special items of $8 million in the second quarter of 2019 for merger-related costs associated with our acquisition of Virgin America, compared to $39 million in the same period of 2018. Costs incurred in the second quarter of 2019 are primarily a result of certain technology costs and the painting of Airbus aircraft.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $334 million in the second quarter of 2019, compared to $288 million in the second quarter of 2018. The $46 million increase in pretax profit was primarily driven by a $56 million increase in Passenger revenues, an $8 million increase in Cargo and other revenue, and a $10 million decrease in economic fuel cost, partially offset by a $32 million increase in non-fuel operating expenses.

The increase in Mainline passenger revenue for the second quarter of 2019 was primarily driven by the impact of our revenue initiatives and synergies, as well as improved pricing across the majority of our markets as compared to the prior year.

Lower raw fuel prices, offset by an increase in gallons consumed, drove the decrease in Mainline fuel expense. Non-fuel operating expenses increased due to higher aircraft ownership costs as we continue to add to our Mainline fleet, and increased maintenance expense as compared to the second quarter of 2018.

Regional

Our Regional operations generated a pretax profit of $12 million in the second quarter of 2019, compared to a pretax loss of $20 million in the second quarter of 2018. The shift to pretax profit was attributable to a $61 million increase in operating revenues, partially offset by a $12 million increase in fuel costs and a $19 million increase in non-fuel operating expenses.

Regional passenger revenue increased 20% compared to the second quarter of 2018, primarily driven by a 13% increase in capacity and 7% higher unit revenues. The increase in capacity is due to an increase in departures from new E175 deliveries, and an increase in average aircraft stage length. Increased unit revenues as compared to the prior-year quarter are due to improving fares in certain markets across our Regional network.

The increase in non-fuel operating expenses is primarily due to higher ownership costs associated with three E175 aircraft operated by SkyWest that were added to the regional fleet over the past 12 months, as well as higher CPA rates on a 13% increase in capacity.

Horizon

Horizon achieved a pretax profit of $10 million in both the second quarter of 2019 and 2018. Flat profit as compared to the prior year is primarily due to higher depreciation costs, offset by improved cost management and improved operational performance.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2019 TO SIX MONTHS ENDED JUNE 30, 2018

Our consolidated net income for the six months ended June 30, 2019 was $266 million, or $2.14 per diluted share, compared to net income of $197 million, or $1.59 per diluted share, for the six months ended June 30, 2018.

Our adjusted net income for the six months ended June 30, 2019 was $291 million, or $2.34 per diluted share, compared to an adjusted net income of $224 million, or $1.81 per diluted share, in the six months ended June 30, 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2019		2018
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$266	$2.14	$197	$1.59
Mark-to-market fuel hedge adjustments	(1)	(0.01)	(35)	(0.28)
Special items - merger-related costs	34	0.27	45	0.36
Special items - other(a)	—	—	25	0.20
Income tax effect on special items and fuel hedge adjustments	(8)	(0.06)	(8)	(0.06)
Non-GAAP adjusted net income and diluted EPS	$291	$2.34	$224	$1.81

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2019		2018		% Change
Consolidated:
CASM	11.62	¢	11.41	¢	2%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.84		2.74		4%
Special items - merger-related costs	0.10		0.13		(23)%
Special items - other(a)	—		0.08		(100)%
CASM excluding fuel and special items	8.68	¢	8.46	¢	3%

Mainline:
CASM	10.76	¢	10.54	¢	2%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.68		2.60		3%
Special items - merger-related costs	0.12		0.14		(14)%
Special items - other(a)	—		0.09		(100)%
CASM excluding fuel and special items	7.96	¢	7.71	¢	3%

(a)	Special items - other is the employee tax reform bonus awarded in January 2018.

OPERATING REVENUES

Total operating revenues increased $176 million, or 4%, during the first six months of 2019 compared to the same period in 2018. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2019	2018	% Change
Passenger revenue	$3,827	$3,681	4%
Mileage Plan other revenue	228	215	6%
Cargo and other	109	92	18%
Total operating revenues	$4,164	$3,988	4%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first six months of 2019 increased by $146 million, or 4%, on a 1% increase in capacity, 3.2% higher ticket yields and a slight increase in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since June 30, 2018. Increased yields are largely the result of revenue initiatives we implemented in 2019 to help counter the competitive pricing dynamic in certain markets.

Cargo and other

On a consolidated basis, Cargo and other revenue increased $17 million, or 18%, in the first six months of 2019 compared to the first six months of 2018. The increase is primarily attributable to increased freight and mail volumes on our freighters as a result of new contracts entered into in late 2018 and a strong seafood harvest season in the state of Alaska.

OPERATING EXPENSES

Total operating expenses increased $87 million, or 2%, compared to the first six months of 2018. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2019	2018	% Change
Fuel expense	$922	$884	4%
Non-fuel operating expenses, excluding special items	2,819	2,734	3%
Special items - merger-related costs	34	45	(24)%
Special items - other	—	25	NM
Total operating expenses	$3,775	$3,688	2%

Fuel Expense

Aircraft fuel expense increased $38 million, or 4%, compared to the six months ended June 30, 2018. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2019		2018
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$916	$2.18	$929	$2.25
(Gains) losses on settled hedges	7	0.02	(10)	(0.03)
Consolidated economic fuel expense	923	2.20	$919	$2.22
Mark-to-market fuel hedge adjustments	(1)	—	(35)	(0.08)
GAAP fuel expense	$922	$2.20	$884	$2.14
Fuel gallons	419		413

The raw fuel price per gallon decreased 3% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first six months of 2019 was driven by a 12% decrease in crude oil prices, partially offset by a 19% increase in refining margins.

Losses recognized for hedges that settled in the first six months of 2019 were $7 million, compared to gains of $10 million in the same period in 2018. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We currently expect our economic fuel price per gallon to be approximately 5% lower in the third quarter of 2019 compared to the third quarter of 2018 due to our current estimate of lower crude prices, partially offset by increased refining margins.

Non-fuel Expense and Non- special items

	Six Months Ended June 30,
(in millions)	2019	2018	% Change
Wages and benefits	$1,124	$1,080	4%
Variable incentive pay	79	77	3%
Aircraft maintenance	235	213	10%
Aircraft rent	165	151	9%
Landing fees and other rentals	245	236	4%
Contracted services	142	157	(10)%
Selling expenses	159	166	(4)%
Depreciation and amortization	211	191	10%
Food and beverage service	102	105	(3)%
Third-party regional carrier expense	83	76	9%
Other	274	282	(3)%
Total non-fuel operating expenses, excluding special items	$2,819	$2,734	3%

Wages and Benefits

Wages and benefits increased during the first six months of 2019 by $44 million, or 4%, on a 2% increase in FTEs. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2019	2018	% Change
Wages	$845	$818	3%
Pension—Defined benefit plans service cost	21	24	(13)%
Defined contribution plans	66	58	14%
Medical and other benefits	132	121	9%
Payroll taxes	60	59	2%
Total wages and benefits	$1,124	$1,080	4%

Medical and other benefits expense increased $11 million, or 9%, primarily due to increased volume of high-dollar value medical claims as compared to the prior-year period as well as FTE growth.

For the full year, we expect wages and benefits to increase at a rate greater than capacity growth, due to higher wage rates for certain labor groups and higher medical and defined-contribution costs.

Aircraft Maintenance

Aircraft maintenance expense increased by $22 million, or 10%, during the first six months of 2019 compared to the same period in 2018. The increase is primarily due to higher volumes and costs of scheduled and unscheduled maintenance events as compared to the prior-year period.

For the full year, we expect aircraft maintenance expense to be approximately 3 - 4% higher than in 2018, for the reasons mentioned above.

Aircraft Rent

Aircraft rent expense increased by $14 million, or 9%, during the first six months of 2019 compared to the same period in 2018, primarily due to the addition of one leased A321neo to our Mainline fleet and three E175s to our regional fleet since June 30, 2018.

For the full year, we expect aircraft rent expense to be approximately 5 - 6% higher than in 2018, for the reasons mentioned above.

Contracted Services

Contracted services decreased by $15 million, or 10%, during the first six months of 2019 compared to the same period in 2018. This decrease is primarily a result of lower contractor and consulting spend due to the timing of certain project work and price negotiations with our vendor partners.

For the full year, we expect contracted services expense to be approximately 9 - 10% lower than in 2018, for the reasons mentioned above.

Depreciation and Amortization

Depreciation and amortization increased $20 million, or 10%, during the first six months of 2019 compared to the same period in 2018, primarily due to the addition of 13 owned E175s and nine owned B737-900ERs to our fleet since the second quarter of 2018.

For the full year, we expect depreciation and amortization to be approximately 8 - 9% higher than 2018 for the reasons mentioned above.

Special Items—Merger-Related Costs

We recorded special items of $34 million in the first six months of 2019 for merger-related costs associated with our acquisition of Virgin America, compared to $45 million in the first six months of 2018. Costs incurred in the first six months of 2019 are primarily a result of expenses associated with legacy Virgin America flight attendants and pilot vacation balances, which were subject to a one-time true-up in accordance with the integrated labor agreements. We expect to incur merger-related costs for the remainder of 2019.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $383 million in the first six months of 2019, compared to $357 million in the same period in 2018. The $26 million increase in pretax profit was primarily driven by a $61 million increase in Mainline operating revenue and a $19 million decrease in Mainline fuel expense. These improvements were partially offset by a $53 million increase in Mainline non-fuel operating expenses.

As compared to the prior year, increased Mainline revenues are primarily attributable to a 2% increase in yields, driven by our revenue initiatives and pricing improvements in many of our markets. Non-fuel operating expenses increased primarily due to increased aircraft ownership and maintenance costs as compared to the prior year. Lower raw fuel prices and a decrease in gallons consumed drove the decrease in Mainline fuel expense.

Regional

Our Regional operations incurred a pretax loss of $23 million in the first six months of 2019, compared to a pretax loss of $69 million in the first six months of 2018. The improvement was attributable to a $114 million increase in operating revenues, partially offset by a $23 million increase in fuel costs and a $54 million increase in non-fuel operating expenses. The increase in non-fuel operating expenses is primarily due to higher CPA rates on a 15% increase in capacity and higher ownership costs associated with three E175 aircraft operated by SkyWest that were added to the regional fleet over the past 12 months.

Horizon

Horizon achieved a pretax profit of $22 million in the first six months of 2019, compared to pretax profit of $13 million in the same period in 2018, primarily due to improved cost management and improved operational performance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion, and our expected cash from operations;

•	Our 112 unencumbered aircraft that could be financed, if necessary;

•	Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the six months ended June 30, 2019, we took free and clear delivery of four B737-900ER and two E175 aircraft. We made net debt payments totaling $278 million, including the prepayments of certain loans, offset by new borrowings to take advantage of the current interest rate environment. We also continued to return capital to our shareholders by paying dividends totaling $86 million and repurchasing $25 million of our common stock.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2019	December 31, 2018	Change
Cash and marketable securities	$1,627	$1,236	32%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	24%	20%	4 pts
Long-term debt, net of current portion	$1,538	$1,617	(5)%
Shareholders’ equity	$3,973	$3,751	6%

Debt-to-capitalization, adjusted for operating leases
(in millions)	June 30, 2019	December 31, 2018	Change
Long-term debt, net of current portion	$1,538	$1,617	(5)%
Capitalized operating leases(a)	1,697	1,768	(a)
Adjusted debt	$3,235	$3,385	(4)%
Shareholders' equity	3,973	3,751	6%
Total Capital	$7,208	$7,136	1%

Debt-to-capitalization, including operating leases	45%	47%	(2) pts

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

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2019, net cash provided by operating activities was $1.0 billion, compared to $726 million during the same period in 2018. The $307 million increase in our operating cash flows is primarily attributable to an increase in revenue, a larger increase in our air traffic liability and deferred revenue in 2019 as compared to the same period in 2018 and the timing of cash outlays for expenses incurred.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $530 million during the first six months of 2019, compared to $468 million during the same period of 2018. Our capital expenditures were $333 million in the first six months of 2019, a decrease of $90 million compared to the six months ended June 30, 2018. This is primarily driven by lower cash outlays for deliveries of and advance deposits on aircraft in the first half of 2019 as compared to the same period of 2018. Our net purchases of marketable securities were $222 million in the first six months of 2019, compared to $55 million in the six months ended June 30, 2018. The increase in purchases is primarily driven by stronger operating cash flows as compared to 2018. Internally, we analyze and manage our cash and marketable securities balance in the aggregate.

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

(in millions)	2019	2020
Expected capital expenditures	$725	$775

Cash Used in Financing Activities

Cash used in financing activities was $363 million during the first six months of 2019 compared to $347 million during the same period in 2018. During the first six months of 2019, we made debt payments of $532 million, including the prepayment of $392 million of debt, dividend payments totaling $86 million, and had $25 million in common stock repurchases. These payments were partially offset by the receipt of funds from new secured debt financing of $254 million in the first quarter of 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of June 30, 2019, we have firm orders to purchase or lease 41 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2023 through 2025. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2021 through 2024 and 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of June 30, 2019, and are subject to change:

	Actual Fleet	Expected Fleet Activity
Aircraft	June 30, 2019	2019 Additions	2019 Removals	December 31, 2019	2020 Changes(c)	December 31, 2020
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(a)	163	1	—	164	9	173
Airbus Passenger Aircraft	72	1	(1)	72	(2)	70
Total Mainline Fleet	238	2	(1)	239	7	246
Q400 operated by Horizon(b)	34	2	(3)	33	(1)	32
E175 operated by Horizon	28	2	—	30	—	30
E175 operated by third party	32	—	—	32	—	32
Total Regional Fleet	94	4	(3)	95	(1)	94
Total	332	6	(4)	334	6	340

(a)
Two of the three 737-MAX9 aircraft that were originally scheduled for delivery in 2019 have been shifted to 2020 in light of the recent MAX grounding, based on our best estimate of the expected delivery dates.

(b)	Two Q400 aircraft that were previously removed from our operating fleet will be returning to revenue service. We expect these additions to occur in late 2019.

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

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2019	50%	76	2
Fourth Quarter 2019	50%	74	2
Remainder 2019	50%	$75	$2
First Quarter 2020	40%	71	2
Second Quarter 2020	30%	69	2
Third Quarter 2020	20%	70	2
Fourth Quarter 2020	10%	69	3
Full Year 2020	24%	$70	$2

Contractual Obligations

The following table provides a summary of our obligations as of June 30, 2019. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2019	2020	2021	2022	2023	Beyond 2023	Total
Current and long-term debt obligations	$146	$287	$314	$275	$235	$578	$1,835
Aircraft lease commitments	168	312	273	248	194	732	1,927
Facility lease commitments	6	11	9	5	4	86	121
Aircraft maintenance deposits	33	73	62	51	27	9	255
Aircraft purchase commitments	255	542	553	303	103	32	1,788
Interest obligations (a)	31	50	40	31	24	40	216
Other obligations (b)	69	152	173	181	186	1,079	1,840
Total	$708	$1,427	$1,424	$1,094	$773	$2,556	$7,982

(a)	For variable-rate debt, future obligations are shown above using forecasted interest rates as of June 30, 2019.

(b)	Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended June 30, 2019. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

GLOSSARY OF AIRLINE TERMS

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM, or "unit cost"; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus capitalized operating leases) divided by total equity plus adjusted debt

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2019 - April 30, 2019	77,317	$59.67
May 1, 2019 - May 31, 2019	51,592	60.92
June 1, 2019 - June 30, 2019	64,865	61.71
Total	193,774	$60.68	$537

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

August 6, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1†	Alaska Air Group, Inc. Employee Stock Purchase Plan for Offering Periods commencing on or after September 1, 2019	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement