Form 10-Q
period 2019-09-30
ALASKA AIR GROUP, INC.
filed 2019-11-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant has 123,173,426 common shares, par value $0.01, outstanding at October 31, 2019.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$237	$105
Marketable securities	1,382	1,131
Total cash and marketable securities	1,619	1,236
Receivables - net	377	366
Inventories and supplies - net	63	60
Prepaid expenses and other current assets	143	125
Total Current Assets	2,202	1,787

Property and Equipment
Aircraft and other flight equipment	8,492	8,221
Other property and equipment	1,272	1,363
Deposits for future flight equipment	463	439
	10,227	10,023
Less accumulated depreciation and amortization	3,393	3,242
Total Property and Equipment - Net	6,834	6,781

Operating lease assets	1,647	—
Goodwill	1,943	1,943
Intangible assets - net	123	127
Other noncurrent assets	234	274
Other Assets	3,947	2,344

Total Assets	$12,983	$10,912

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$120	$132
Accrued wages, vacation and payroll taxes	391	415
Air traffic liability	1,032	788
Other accrued liabilities	476	416
Deferred revenue	794	705
Current portion of operating lease liabilities	268	—
Current portion of long-term debt	265	486
Total Current Liabilities	3,346	2,942

Long-Term Debt, Net of Current Portion	1,444	1,617

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,376	—
Deferred income taxes	708	512
Deferred revenue	1,177	1,169
Obligation for pension and postretirement medical benefits	467	503
Other liabilities	213	418
	3,941	2,602
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2019 - 131,770,976 shares; 2018 - 130,813,476 shares, Outstanding: 2019 - 123,277,911 shares; 2018 - 123,194,430 shares	1	1
Capital in excess of par value	297	232
Treasury stock (common), at cost: 2019 - 8,493,065 shares; 2018 - 7,619,046 shares	(621)	(568)
Accumulated other comprehensive loss	(421)	(448)
Retained earnings	4,996	4,534
	4,252	3,751
Total Liabilities and Shareholders' Equity	$12,983	$10,912

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues
Passenger revenue	$2,211	$2,043	6,038	5,724
Mileage Plan other revenue	118	114	346	329
Cargo and other	60	55	169	147
Total Operating Revenues	2,389	2,212	6,553	6,200
Operating Expenses
Wages and benefits	608	549	1,732	1,629
Variable incentive pay	46	27	125	104
Aircraft fuel, including hedging gains and losses	486	513	1,408	1,397
Aircraft maintenance	106	107	341	320
Aircraft rent	82	82	247	233
Landing fees and other rentals	143	135	388	371
Contracted services	72	70	214	227
Selling expenses	77	79	236	245
Depreciation and amortization	106	99	317	290
Food and beverage service	57	53	159	158
Third-party regional carrier expense	42	38	125	114
Other	137	141	411	423
Special items - merger-related costs	5	22	39	67
Special items - other	—	—	—	25
Total Operating Expenses	1,967	1,915	5,742	5,603
Operating Income	422	297	811	597
Nonoperating Income (Expense)
Interest income	11	11	31	29
Interest expense	(18)	(22)	(60)	(71)
Interest capitalized	4	5	11	14
Other—net	(3)	(7)	(20)	(20)
Total Nonoperating Income (Expense)	(6)	(13)	(38)	(48)
Income Before Income Tax	416	284	773	549
Income tax expense	94	67	185	135
Net Income	$322	$217	$588	$414

Basic Earnings Per Share:	$2.61	$1.76	$4.76	$3.36
Diluted Earnings Per Share:	$2.60	$1.75	$4.74	$3.34
Shares used for computation:
Basic	123.280	123.224	123.330	123.216
Diluted	124.067	123.864	124.051	123.804

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net Income	$322	$217	$588	$414

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	4	(2)	31	(19)
Reclassification of (gain) loss into Other - net nonoperating income (expense)	(5)	2	(3)	5
Income tax effect	—	1	(7)	4
Total	(1)	1	21	(10)

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income (expense)	8	7	24	21
Income tax effect	(2)	(2)	(6)	(5)
Total	6	5	18	16

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	(5)	—	(17)	8
Reclassification of loss into Aircraft rent	1	2	2	3
Income tax effect	—	(1)	3	(3)
Total	(4)	1	(12)	8

Other Comprehensive Income	1	7	27	14

Comprehensive Income	$323	$224	$615	$428

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	15	—	15
Common stock repurchase	(0.215)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.391	—	20	—	—	.	20
Stock issued under stock plans	0.134	—	(3)	—	—	—	(3)
Balances at March 31, 2019	123.504	$1	$261	$(581)	$(433)	$4,498	$3,746
Net income	—	—	—	—	—	262	262
Other comprehensive income (loss)	—	—	—	—	11	—	11
Common stock repurchase	(0.194)	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued under stock plans	0.028	—	—	—	—	—	—
Balances at June 30, 2019	123.338	$1	$270	$(593)	$(422)	$4,717	$3,973
Net income	—	—	—	—	—	322	322
Other comprehensive income (loss)	—	—	—	—	1	—	1
Common stock repurchase	(0.465)	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	7	—	—	—	7
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.394	—	20	—	—	—	20
Stock issued under stock plans	0.011	—	—	—	—	—	—
Balances at September 30, 2019	123.278	$1	$297	$(621)	$(421)	$4,996	$4,252

(a)	Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2017	123.061	$1	$164	$(518)	$(380)	$4,193	$3,460
Reclassification of tax effects to Retained Earnings	—	—	—	—	(62)	62	—
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	2	—	2
Common stock repurchase	(0.186)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.32 per share)	—	—	—	—	—	(40)	(40)
Stock issued for employee stock purchase plan	0.312	—	17	—	—	—	17
Stock issued under stock plans	0.163	—	(3)	—	—	—	(3)
Balances at March 31, 2018	123.350	$1	$190	$(531)	$(440)	$4,219	$3,439
Net income	—	—	—	—	—	193	193
Other comprehensive income (loss)	—	—	—	—	5	—	5
Common stock repurchase	(0.204)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.32 per share)	—	—	—	—	—	(39)	(39)
Stock issued under stock plans	0.058	—	(1)	—	—	—	(1)
Balances at June 30, 2018	123.204	$1	$198	$(544)	$(435)	$4,373	$3,593
Net income	—	—	—	—	—	217	217
Other comprehensive income (loss)	—	—	—	—	7	—	7
Common stock repurchase	(0.193)	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	8	—	—	—	8
Cash dividend declared ($0.32 per share)	—	—	—	—	—	(40)	(40)
Stock issued for employee stock purchase plan	0.320	—	18	—	—	—	18
Stock issued under stock plans	0.030	—	—	—	—	—	—
Balances at September 30, 2018	123.361	$1	$224	$(556)	$(428)	$4,550	$3,791

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$588	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317	290
Stock-based compensation and other	20	34
Changes in certain assets and liabilities:
Changes in deferred tax provision	187	122
Increase in air traffic liability	244	144
Increase in deferred revenue	97	106
Pension contribution	(65)	—
Other—net	(7)	(124)
Net cash provided by operating activities	1,381	986
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(286)	(349)
Other flight equipment	(125)	(76)
Other property and equipment	(116)	(129)
Total property and equipment additions, including capitalized interest	(527)	(554)
Purchases of marketable securities	(1,446)	(672)
Sales and maturities of marketable securities	1,228	857
Other investing activities	37	36
Net cash used in investing activities	(708)	(333)
Cash flows from financing activities:
Proceeds from issuance of debt	356	—
Long-term debt payments	(752)	(544)
Common stock repurchases	(53)	(37)
Dividends paid	(129)	(118)
Other financing activities	40	33
Net cash used in financing activities	(538)	(666)
Net increase (decrease) in cash, cash equivalents, and restricted cash	135	(13)
Cash, cash equivalents, and restricted cash at beginning of year	114	197
Cash, cash equivalents, and restricted cash at end of the period	$249	$184

Cash paid during the period for:
Interest (net of amount capitalized)	$48	$60
Income taxes, net of refunds received	2	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$237	$174
Restricted cash included in Prepaid expenses and other current assets	12	10
Total cash, cash equivalents, and restricted cash at end of the period	$249	$184

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska (including Virgin America in 2018) and Horizon. The condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018. Such adjustments were of a normal recurring nature.

Certain reclassifications and rounding adjustments have been made to prior year financial statements to conform to classifications used in the current year.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of operating results for the entire year.

NOTE 2. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues, such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from the Company's co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 9. The details within the Company’s statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,868	$1,744	$5,099	$4,864
Passenger ancillary revenue	157	146	428	401
Mileage Plan passenger revenue	186	153	511	459
Total Passenger revenue	$2,211	$2,043	$6,038	$5,724

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Passenger revenue	$186	$153	$511	$459
Mileage Plan other revenue	118	114	346	329
Total Mileage Plan revenue	$304	$267	$857	$788

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cargo revenue	$36	$36	$104	$96
Other revenue	24	19	65	51
Total Cargo and other revenue	$60	$55	$169	$147

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $19 million and $27 million from the prior year-end air traffic liability balance for the three months ended September 30, 2019 and 2018, and $582 million and $540 million for the nine months ended September 30, 2019 and 2018.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $103 million of such receivables as of September 30, 2019 and $119 million as of December 31, 2018.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Nine Months Ended September 30,
	2019	2018
Total Deferred Revenue balance at January 1	$1,874	$1,725
Travel miles and companion certificate redemption - Passenger revenue	(511)	(459)
Miles redeemed on partner airlines - Other revenue	(84)	(66)
Increase in liability for mileage credits issued	692	631
Total Deferred Revenue balance at September 30	$1,971	$1,831

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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2019, total cost basis for all marketable securities was $1.4 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$379	$—	$379	$293	$—	$293
Equity mutual funds	5	—	5	—	—	—
Foreign government bonds	—	25	25	—	26	26
Asset-backed securities	—	201	201	—	190	190
Mortgage-backed securities	—	142	142	—	92	92
Corporate notes and bonds	—	609	609	—	520	520
Municipal securities	—	21	21	—	10	10
Total Marketable securities	384	998	1,382	293	838	1,131
Derivative instruments
Fuel hedge—call options	—	7	7	—	4	4
Interest rate swap agreements	—	2	2	—	10	10
Total Assets	$384	$1,007	$1,391	$293	$852	$1,145

Liabilities
Derivative instruments
Interest rate swap agreements	—	(14)	(14)	—	(7)	(7)
Total Liabilities	$—	$(14)	$(14)	$—	$(7)	$(7)

The Company uses both the market and income approach to determine the fair value of marketable securities. U.S. government securities and equity mutual funds are Level 1 as the fair value is based on quoted prices in active markets. Foreign government bonds, asset-backed securities, mortgage-backed securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of September 30, 2019.

Maturities for marketable securities (in millions):

September 30, 2019	Cost Basis	Fair Value
Due in one year or less	$244	$244
Due after one year through five years	1,105	1,118
Due after five years through 10 years	15	15
Total	$1,364	$1,377

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of September 30, 2019, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	September 30, 2019	December 31, 2018
Fixed-rate debt at cost	$567	$639
Non-recurring purchase price accounting fair value adjustment	2	3
Total fixed-rate debt	$569	$642

Estimated fair value	$584	$641

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairment charges were taken in the three and nine months ended September 30, 2019 and September 30, 2018.

NOTE 4. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2019	December 31, 2018
Fixed-rate notes payable due through 2029	$569	$642
Variable-rate notes payable due through 2029	1,150	1,473
Less debt issuance costs	(10)	(12)
Total debt	1,709	2,103
Less current portion	265	486
Long-term debt, less current portion	$1,444	$1,617

Weighted-average fixed-interest rate	3.4%	4.1%
Weighted-average variable-interest rate	3.2%	3.9%

Approximately $745 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2019.

During the nine months ended September 30, 2019, the Company made debt payments of $752 million, including the prepayment of $532 million of debt. During the nine months ended September 30, 2019, the Company obtained additional secured debt financing of $356 million from multiple lenders. The new debt is secured by a total of 12 aircraft.

At September 30, 2019 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2019	$63
2020	268
2021	313
2022	274
2023	234
Thereafter	565
Total	$1,717

Bank Lines of Credit

The Company has three credit facilities with availability totaling $516 million as of September 30, 2019. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. The second credit facility for $116 million expires in July 2020, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $116 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at September 30, 2019.

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

The Company elected certain practical expedients under the standard, including the practical expedient allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of 12 months or less. Such expense was not material for the nine months ended September 30, 2019. Additionally, the Company elected the available package of practical expedients allowing for no reassessment of lease classification for existing leases, no reassessment of expired contracts, and no reassessments of initial direct costs for existing leases.
The Company has five asset classes for operating leases: aircraft, capacity purchase arrangements with aircraft (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the condensed consolidated balance sheet as of September 30, 2019 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Consistent with past accounting, operating rent expense is recognized on a straight-line basis over the term of the lease.
At September 30, 2019, the Operating lease assets balance by asset class was as follows (in millions):

Operating lease assets
Aircraft	$974
CPA aircraft	609
Airport and terminal facilities	18
Corporate real estate and other	46
Total Operating lease assets	$1,647

Aircraft
At September 30, 2019, the Company had operating leases for 10 Boeing 737 (B737), 62 Airbus, and eight Bombardier Q400 aircraft. Additionally, the Company operates 32 Embraer 175 (E175) aircraft through its capacity purchase arrangement with SkyWest Airlines, Inc. (SkyWest). Remaining lease terms for these aircraft extend up to 12 years, with options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft was $1 million and $4 million for the three and nine months ended September 30, 2019, respectively.
Capacity purchase agreements with aircraft (CPA aircraft)
At September 30, 2019, Alaska had CPAs with three carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada, and with Peninsula Aviation Services, Inc., (PenAir) to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard. The agreement with PenAir does not contain a leasing arrangement, resulting in no asset or liability recognized.
Remaining lease terms for CPA aircraft range from 8 years to 11 years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft and is capitalized under the new lease accounting standard. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the three and nine months ended September 30, 2019 was not material.
Airport and terminal facilities
The Company leases ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense was $86 million and $231 million for the three and nine months ended September 30, 2019, respectively.
In 2018, the Company leased 12 airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. For these leases, the Company recorded $3 million and $9 million of lease income during the three and nine months ended September 30, 2019, respectively.

Corporate real estate and other leases
Leased corporate real estate is primarily for office space in hub cities, data centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators and spare engines. Variable lease expense related to corporate real estate and other leases for the nine months ended September 30, 2019 was $8 million.
Components of Lease Expense
The impact of leases, including variable lease cost, on earnings for the three and nine months ended September 30, 2019 was as follows (in millions):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Expense
Aircraft	Aircraft rent	$62	$186
CPA aircraft	Aircraft rent	20	61
Airport and terminal facilities	Landing fees and other rentals	87	233
Corporate real estate and other	Landing fees and other rentals	5	14
Total lease expense		$174	$494
Revenue
Lease income	Cargo and other revenues	(3)	(9)
Net lease impact		$171	$485

Total rent expense for the three and nine months ended September 30, 2018 was $165 million and $455 million, respectively.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for capitalized operating leases	$259
Operating lease assets obtained in exchange for lease obligations	$47

Lease Term and Discount Rate
As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at September 30, 2019:

	Weighted Average IBR	Weighted Average Remaining Lease Term
Aircraft	4.1%	6.7
CPA aircraft	4.3%	9.5
Airports and terminal facilities	4.1%	10.2
Corporate real estate and other	4.3%	36.4

Maturities of Lease Liabilities
Future minimum lease payments under non-cancellable leases as of September 30, 2019 (in millions):

	Aircraft	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate & Other
Remainder of 2019	$63	$20	1	$2
2020	234	79	3	7
2021	196	79	3	6
2022	171	79	2	4
2023	116	79	2	4
Thereafter	330	408	12	77
Total lease payments	$1,110	$744	$23	$100
Less: Imputed interest	(140)	(135)	(4)	(54)
Total operating lease liabilities	$970	$609	$19	$46

All future lease contracts have remaining non-cancelable lease terms ranging from 2019 to 2031.
NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$11	$12	$32	$36
Pension expense included in Wages and benefits	11	12	32	36

Interest cost	23	20	67	59
Expected return on assets	(24)	(27)	(71)	(80)
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Recognized actuarial loss	9	9	27	25
Pension expense included in Nonoperating Income (Expense)	$7	$1	$22	$3

The Company made a voluntary contribution of $65 million to three defined-benefit pension plans during the three months ended September 30, 2019.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments, excluding operating leases, as of September 30, 2019 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2019	$111	$34	$16
2020	504	145	73
2021	475	166	63
2022	333	174	54
2023	194	179	29
Thereafter	36	1,065	10
Total	$1,653	$1,763	$245

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of September 30, 2019, the Company had commitments to purchase 32 B737 MAX9 aircraft, with deliveries in the remainder of 2019 through 2023. Future minimum contractual payments for these aircraft have been updated to reflect the most current anticipated delivery timing for B737 MAX9 aircraft, which has been delayed as a result of the grounding order mandated by the FAA on March 13, 2019. The Company also has commitments to purchase three E175 aircraft with deliveries in 2023 and has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2023 through 2025. In addition, the Company has options to purchase 37 B737 MAX aircraft from 2021 through 2024 and 30 E175 aircraft from 2021 through 2023. The Company also has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries after 2021. The cancelable purchase commitments and option payments are not reflected in the table above.

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

The Company is involved in other litigation around the application of state and local employment laws, like many air carriers. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of September 30, 2019, the Company has repurchased 6.7 million shares for $491 million under this program.
Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	September 30, 2019	December 31, 2018
Related to marketable securities	$10	$(11)
Related to employee benefit plans	(422)	(440)
Related to interest rate derivatives	(9)	3
Total	$(421)	$(448)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2019 and 2018, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,850	$361	$—	$—	$2,211	$—	$2,211
CPA revenues	—	—	112	(112)	—	—	—
Mileage Plan other revenue	107	11	—	—	118	—	118
Cargo and other	58	1	—	1	60	—	60
Total operating revenues	2,015	373	112	(111)	2,389	—	2,389
Operating expenses
Operating expenses, excluding fuel	1,226	275	94	(119)	1,476	5	1,481
Economic fuel	411	75	—	—	486	—	486
Total operating expenses	1,637	350	94	(119)	1,962	5	1,967
Nonoperating income (expense)
Interest income	17	—	—	(6)	11	—	11
Interest expense	(18)	—	(7)	7	(18)	—	(18)
Interest capitalized	4	—	—	—	4	—	4
Other - net	(3)	—	—	—	(3)	—	(3)
Total nonoperating income (expense)	—	—	(7)	1	(6)	—	(6)
Income (loss) before income tax	$378	$23	$11	$9	$421	$(5)	$416

	Three Months Ended September 30, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,727	$316	$—	$—	$2,043	$—	$2,043
CPA revenues	—	—	128	(128)	—	—	—
Mileage Plan other revenue	104	10	—	—	114	—	114
Cargo and other	53	—	2	—	55	—	55
Total operating revenues	1,884	326	130	(128)	2,212	—	2,212
Operating expenses
Operating expenses, excluding fuel	1,126	267	118	(131)	1,380	22	1,402
Economic fuel	438	70	—	—	508	5	513
Total operating expenses	1,564	337	118	(131)	1,888	27	1,915
Nonoperating income (expense)
Interest income	15	—	—	(4)	11	—	11
Interest expense	(20)	—	(6)	4	(22)	—	(22)
Interest capitalized	4	—	1	—	5	—	5
Other - net	(5)	(2)	—	—	(7)	—	(7)
Total nonoperating income (expense)	(6)	(2)	(5)	—	(13)	—	(13)
Income (loss) before income tax	$314	$(13)	$7	$3	$311	$(27)	$284

	Nine Months Ended September 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$5,039	$999	$—	$—	$6,038	$—	$6,038
CPA revenues	—	—	340	(340)	—	—	—
Mileage Plan other revenue	312	34	—	—	346	—	346
Cargo and other	163	2	1	3	169	—	169
Total operating revenues	5,514	1,035	341	(337)	6,553	—	6,553
Operating expenses
Operating expenses, excluding fuel	3,545	817	286	(353)	4,295	39	4,334
Economic fuel	1,191	218	—	—	1,409	(1)	1,408
Total operating expenses	4,736	1,035	286	(353)	5,704	38	5,742
Nonoperating income (expense)
Interest income	50	—	—	(19)	31	—	31
Interest expense	(58)	—	(22)	20	(60)	—	(60)
Interest capitalized	11	—	—	—	11	—	11
Other - net	(20)	—	—	—	(20)	—	(20)
Total nonoperating income (expense)	(17)	—	(22)	1	(38)	—	(38)
Income (loss) before income tax	$761	$—	$33	$17	$811	$(38)	$773

	Nine Months Ended September 30, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$4,879	$845	$—	$—	$5,724	$—	$5,724
CPA revenues	—	—	375	(375)	—	—	—
Mileage Plan other revenue	301	28	—	—	329	—	329
Cargo and other	142	1	4	—	147	—	147
Total operating revenues	5,322	874	379	(375)	6,200	—	6,200
Operating expenses
Operating expenses, excluding fuel	3,392	755	345	(378)	4,114	92	4,206
Economic fuel	1,237	190	—	—	1,427	(30)	1,397
Total operating expenses	4,629	945	345	(378)	5,541	62	5,603
Nonoperating income (expense)
Interest income	39	—	—	(10)	29	—	29
Interest expense	(64)	—	(16)	9	(71)	—	(71)
Interest capitalized	12	—	2	—	14	—	14
Other - net	(9)	(11)	—	—	(20)	—	(20)
Total nonoperating income (expense)	(22)	(11)	(14)	(1)	(48)	—	(48)
Income (loss) before income tax	$671	$(82)	$20	$2	$611	$(62)	$549

(a)	Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.

(c)	Includes merger-related costs, mark-to-market fuel-hedge accounting adjustments, and other special items.

Total assets were as follows (in millions):

	September 30, 2019	December 31, 2018
Mainline	$19,129	$16,853
Horizon	1,231	1,229
Consolidating & Other	(7,377)	(7,170)
Consolidated	$12,983	$10,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2019 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2019. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2019.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Our consolidated pretax income was $416 million during the third quarter of 2019, compared to $284 million in the third quarter of 2018. The increase in pretax profit was driven primarily by an increase in operating revenues of $177 million and a decrease in fuel expense of $27 million, offset by an increase in non-fuel operating expenses of $79 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Shareholder Return

During the third quarter of 2019, we paid cash dividends of $43 million and repurchased 465,354 shares for $28 million.

Labor Update

In June 2019, we reached a tentative agreement with the Aircraft Mechanics Fraternal Association (AMFA) to integrate Airbus technicians into the collective bargaining agreement with Boeing technicians, as well as extend the term by two years. This tentative agreement was subsequently ratified by our technicians in July 2019. Also in June 2019, we reached a tentative agreement with the International Association of Machinists (IAM) for new five-year contracts for clerical, office, passenger service, ramp service and stores agents employees, which was subsequently ratified in September 2019. Both the IAM and AMFA agreements included signing bonuses and wage rate increases that were implemented in the third quarter. The annual impact of these contracts thereafter is expected to be approximately $50 million. During the third quarter, we recognized $24 million in one-time costs for both the AMFA and IAM agreements.

Income Taxes

In September 2019, the Internal Revenue Service clarified certain tax laws relating to bonus depreciation. The result of this clarification was a $10 million one-time decrease to our income tax expense in the third quarter.

Outlook

With the integration largely behind us, we are focused on improving our returns with the long-term goal of achieving 13% to 15% pretax margins over the business cycle. Current year revenue initiatives, including our Saver Fare product, are providing meaningful revenue growth. We continue to benefit from the full synergies expected as a result of the merger, with the full run rate expected by 2021. Through cross-fleeting we have moved larger gauge, lower unit cost aircraft into markets with high demand, which we anticipate will continue to benefit our results into 2020. This flexibility with our fleet allows us to evaluate all existing and potential new routes, including aircraft type, so that we can maximize our margins and provide the best network utility for our guests.

As we move through 2019, we continue to work on a number of notable guest experience projects. By year-end, we expect that more than half of our Mainline fleet will be equipped with high-speed satellite Wi-Fi, and that more than half of our Airbus fleet will be retrofitted with updated cabin interiors. These important projects will provide our guests with a more cohesive and connected Alaska experience. In July, we opened our new flagship lounge in the North Satellite of Sea-Tac Airport, and are working closely with the Port of Seattle to open a state-of-the-art 20-gate North Satellite Concourse by Summer 2021. During the third quarter, we also began work on our new lounge at San Francisco International Airport, which is expected to open in early 2020. These projects, along with our ongoing rotation of on-board menu offerings, refreshed aircraft interiors, and expanded and updated airport lounges, demonstrates our commitment to providing our guests more options and significant value. Combined, we expect our revenue initiatives and synergies will contribute $330 million of revenue in 2019.

We expect to grow our combined network capacity by approximately 2.1% in 2019, and approximately 3% - 4% in 2020. Current schedules indicate competitive capacity will increase by approximately 2% in the fourth quarter of 2019, and increase approximately 4% in the first quarter of 2020. We believe that our product, operation, engaged employees, award-winning service, and competitive Mileage Plan™ program, combined with our strong balance sheet and focus on low costs, give us a competitive advantage in our markets.

Other events

On November 6, 2019, the Board of Directors of Horizon Air elected Joseph A. Sprague to serve as President of Horizon Air, effective immediately.  Mr. Sprague previously retired from Alaska Airlines after serving at the company for 17 years in a variety of key leadership positions, including senior vice president of external relations, vice president of marketing and vice president of Alaska Air Cargo.  Mr. Sprague will succeed Gary L. Beck who has been elected by the Board of Directors of Alaska Airlines to serve as Executive Vice President and Chief Operating Officer of Alaska, effective immediately.  Prior to his time at Horizon Air, Mr. Beck was vice president of Alaska’s flight operations division from 2008 to 2015.  Mr. Beck will report to Ben Minicucci, who will continue to serve as Alaska’s President.  Both Mr. Sprague and Mr. Beck will serve on the Company’s Executive Committee.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	12,574	12,128	3.7%	35,018	34,685	1.0%
RPMs (000,000) "traffic"	15,026	14,386	4.4%	42,113	41,272	2.0%
ASMs (000,000) "capacity"	17,519	16,943	3.4%	50,006	49,256	1.5%
Load factor	85.8%	84.9%	0.9 pts	84.2%	83.8%	0.4 pts
Yield	14.71¢	14.20¢	3.6%	14.34¢	13.87¢	3.4%
RASM	13.64¢	13.05¢	4.5%	13.10¢	12.59¢	4.1%
CASM excluding fuel and special items(b)	8.43¢	8.15¢	3.4%	8.59¢	8.35¢	2.9%
Economic fuel cost per gallon(b)	$2.13	$2.33	(8.6)%	$2.18	$2.26	(3.5)%
Fuel gallons (000,000)	227	218	4.1%	646	631	2.4%
ASMs per fuel gallon	77.2	77.7	(0.6)%	77.4	78.1	(0.9)%
Average full-time equivalent employees (FTEs)	22,247	21,804	2.0%	22,000	21,575	2.0%
Mainline Operating Statistics:
Revenue passengers (000)	9,655	9,435	2.3%	26,725	27,107	(1.4)%
RPMs (000,000) "traffic"	13,538	13,096	3.4%	37,917	37,677	0.6%
ASMs (000,000) "capacity"	15,702	15,343	2.3%	44,816	44,730	0.2%
Load factor	86.2%	85.4%	0.8 pts	84.6%	84.2%	0.4 pts
Yield	13.66¢	13.18¢	3.6%	13.29¢	12.95¢	2.6%
RASM	12.83¢	12.28¢	4.5%	12.30¢	11.90¢	3.4%
CASM excluding fuel and special items(b)	7.81¢	7.34¢	6.4%	7.91¢	7.58¢	4.4%
Economic fuel cost per gallon(b)	$2.13	$2.32	(8.2)%	$2.17	$2.25	(3.6)%
Fuel gallons (000,000)	193	189	2.1%	549	549	—%
ASMs per fuel gallon	81.4	81.2	0.2%	81.6	81.5	0.1%
Average FTEs	16,789	16,499	1.8%	16,599	16,330	1.6%
Aircraft utilization	11.3	11.4	(0.9)%	10.9	11.4	(4.4)%
Average aircraft stage length	1,281	1,291	(0.8)%	1,298	1,293	0.4%
Operating fleet	238	231	7 a/c	238	231	7 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,919	2,693	8.4%	8,293	7,578	9.4%
RPMs (000,000) "traffic"	1,488	1,290	15.3%	4,196	3,595	16.7%
ASMs (000,000) "capacity"	1,817	1,600	13.6%	5,190	4,526	14.7%
Load factor	81.9%	80.6%	1.3 pts	80.8%	79.4%	1.4 pts
Yield	24.23¢	24.50¢	(1.1)%	23.81¢	23.49¢	1.4%
RASM	20.51¢	20.41¢	0.5%	19.93¢	19.32¢	3.2%
Operating fleet	94	89	5 a/c	94	89	5 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2019 TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Our consolidated net income for the three months ended September 30, 2019 was $322 million, or $2.60 per diluted share, compared to net income of $217 million, or $1.75 per diluted share, for the three months ended September 30, 2018.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the third quarter of 2019 was $326 million, or $2.63 per diluted share, compared to an adjusted net income of $237 million, or $1.91 per diluted share, in the third quarter of 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2019		2018
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income and diluted EPS	$322	$2.60	$217	$1.75
Mark-to-market fuel hedge adjustments	—	—	5	0.04
Special items - merger-related costs	5	0.04	22	0.18
Income tax effect of reconciling items above	(1)	(0.01)	(7)	(0.06)
Non-GAAP adjusted net income and diluted EPS	$326	$2.63	$237	$1.91

CASM reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2019		2018		% Change
Consolidated:
CASM	11.23	¢	11.30	¢	(1)%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.77		3.02		(8)%
Special items - merger-related costs	0.03		0.13		(77)%
CASM excluding fuel and special items	8.43	¢	8.15	¢	3%

Mainline:
CASM	10.46	¢	10.37	¢	1%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.62		2.89		(9)%
Special items - merger-related costs	0.03		0.14		(79)%
CASM excluding fuel and special items	7.81	¢	7.34	¢	6%

OPERATING REVENUES

Total operating revenues increased $177 million, or 8%, during the third quarter of 2019 compared to the same period in 2018. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2019	2018	% Change
Passenger revenue	$2,211	$2,043	8%
Mileage Plan other revenue	118	114	4%
Cargo and other	60	55	9%
Total operating revenues	$2,389	$2,212	8%

Passenger Revenue

On a consolidated basis, Passenger revenue for the third quarter of 2019 increased by $168 million, or 8%, on a 3.6% increase in yield and a 3.4% increase in traffic. The increase in yield is primarily a result of current year revenue initiatives, implemented as a broader plan to drive revenue growth, realized synergies from our acquisition of Virgin America, and a 16% increase in premium seat revenue, including First and Premium class product offerings. Increased traffic was driven by new routes and aircraft added to our fleet since the third quarter of 2018.

OPERATING EXPENSES

Total operating expenses increased $52 million, or 3%, compared to the third quarter of 2018. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2019	2018	% Change
Fuel expense	$486	$513	(5)%
Non-fuel operating expenses, excluding special items	1,476	1,380	7%
Special items - merger-related costs	5	22	(77)%
Total operating expenses	$1,967	$1,915	3%

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

Aircraft fuel expense decreased $27 million, or 5%, compared to the third quarter of 2018. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2019		2018
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$481	$2.11	$520	$2.38
(Gains) losses on settled hedges	5	0.02	(12)	(0.05)
Consolidated economic fuel expense	486	2.13	$508	$2.33
Mark-to-market fuel hedge adjustments	—	—	5	0.02
GAAP fuel expense	$486	$2.13	$513	$2.35
Fuel gallons	227		218

Raw fuel expense per gallon for the three months ended September 30, 2019 decreased by approximately 11% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the third quarter of 2019 was primarily driven by a 19% decrease in crude oil prices, partially offset by a 4% increase in refining margins, when compared to the prior year. Fuel gallons consumed increased by 9 million gallons, or 4%, primarily due to increased capacity.

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

Losses recognized for hedges that settled during the third quarter were $5 million in 2019, compared to gains of $12 million in the same period in 2018. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2018 are more fully described below.

	Three Months Ended September 30,
(in millions)	2019	2018	% Change
Wages and benefits	$608	$549	11%
Variable incentive pay	46	27	70%
Aircraft maintenance	106	107	(1)%
Aircraft rent	82	82	—%
Landing fees and other rentals	143	135	6%
Contracted services	72	70	3%
Selling expenses	77	79	(3)%
Depreciation and amortization	106	99	7%
Food and beverage service	57	53	8%
Third-party regional carrier expense	42	38	11%
Other	137	141	(3)%
Total non-fuel operating expenses, excluding special items	$1,476	$1,380	7%

Wages and Benefits

Wages and benefits increased during the third quarter of 2019 by $59 million, or 11%, compared to 2018. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2019	2018	% Change
Wages	$460	$412	12%
Pension—Defined benefit plans service cost	10	12	(17)%
Defined contribution plans	34	30	13%
Medical and other benefits	71	65	9%
Payroll taxes	33	30	10%
Total wages and benefits	$608	$549	11%

Wages increased $48 million, or 12%, on a 2% growth in FTEs. The increase is primarily due to the recognition of approximately $24 million during the quarter in one-time costs following the ratification of the AMFA and IAM contracts, as well as the impact of increased wage rates for our labor groups as compared to the prior year period.

Medical and other benefits expense increased $6 million, or 9%, primarily due to increased volume of high-dollar value medical claims as compared to the prior-year period, and an overall cost increase in medical services and products.

Variable Incentive Pay

Variable incentive pay expense increased $19 million, or 70%, during the third quarter of 2019 compared to the same period in 2018. The increase is primarily the result of adjustments taken in the third quarter of 2018 to revise the estimate of full year performance-based pay based on tracking in relation to 2018 goals.

Landing fees and other rentals

Landing fees and other rental expense increased by $8 million, or 6%, during the third quarter of 2019 compared to the same period in 2018. The increase is primarily due to an increase in capacity of 3.4% as compared to the prior year period, as well as rate increases at many of our West Coast airports, including our hub airports.

Depreciation and Amortization

Depreciation and amortization increased by $7 million, or 7%, during the third quarter of 2019 compared to the same period in 2018, primarily due to the addition of 14 owned E175s and six owned B737-900ERs to our fleet since the third quarter of 2018.

Special Items - Merger-related Costs

We recorded special items of $5 million in the third quarter of 2019 for merger-related costs associated with our acquisition of Virgin America, compared to $22 million in the same period of 2018. Costs incurred in the third quarter of 2019 are primarily a result of certain technology integration costs.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $378 million in the third quarter of 2019, compared to $314 million in the third quarter of 2018. The $64 million increase in pretax profit was primarily driven by a $123 million increase in Passenger revenues and a $27 million decrease in economic fuel cost, partially offset by a $100 million increase in non-fuel operating expenses.

The increase in Mainline passenger revenue for the third quarter of 2019 was primarily driven by the impact of our revenue initiatives and synergies, as well as continued improvement in our trans-con markets as compared to the prior year.

Lower raw fuel prices, partially offset by a slight increase in gallons consumed, drove the decrease in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages and benefits as a result of new wage rates and signing bonuses following the ratification of the AMFA and IAM contracts, increased variable pay expense as described further above, and higher aircraft ownership costs as we continue to add to our Mainline fleet.

Regional

Regional operations generated a pretax profit of $23 million in the third quarter of 2019, compared to a pretax loss of $13 million in the third quarter of 2018. The shift to pretax profit was attributable to a $47 million increase in operating revenues, partially offset by a $5 million increase in fuel costs and an $8 million increase in non-fuel operating expenses.

Regional passenger revenue increased 14% compared to the third quarter of 2018, primarily driven by a 14% increase in capacity. The increase in capacity is due to an increase in departures from new E175 deliveries, and an increase in average aircraft stage length.

The increase in non-fuel operating expenses is primarily due to the 14% increase in capacity.

Horizon

Horizon achieved a pretax profit of $11 million in the third quarter of 2019, compared to a pretax profit of $7 million in the third quarter of 2018. Increased profit is primarily due to a reduction in operating costs on higher productivity, combined with increased flying over the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2019 TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Our consolidated net income for the nine months ended September 30, 2019 was $588 million, or $4.74 per diluted share, compared to net income of $414 million, or $3.34 per diluted share, for the nine months ended September 30, 2018.

Our adjusted net income for the nine months ended September 30, 2019 was $617 million, or $4.97 per diluted share, compared to an adjusted net income of $461 million, or $3.72 per diluted share, in the nine months ended September 30, 2018. The following tables reconcile our adjusted net income and adjusted diluted EPS to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2019		2018
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$588	$4.74	$414	$3.34
Mark-to-market fuel hedge adjustments	(1)	(0.01)	(30)	(0.24)
Special items - merger-related costs	39	0.31	67	0.54
Special items - other(a)	—	—	25	0.20
Income tax effect of reconciling items above	(9)	(0.07)	(15)	(0.12)
Non-GAAP adjusted net income and diluted EPS	$617	$4.97	$461	$3.72

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2019		2018		% Change
Consolidated:
CASM	11.48	¢	11.38	¢	1%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.82		2.84		(1)%
Special items - merger-related costs	0.07		0.14		(49)%
Special items - other(a)	—		0.05		(100)%
CASM excluding fuel and special items	8.59	¢	8.35	¢	3%

Mainline:
CASM	10.65	¢	10.49	¢	2%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.65		2.70		(2)%
Special items - merger-related costs	0.09		0.15		(40)%
Special items - other(a)	—		0.06		(100)%
CASM excluding fuel and special items	7.91	¢	7.58	¢	4%

(a)	Special items - other is the employee tax reform bonus awarded in January 2018.

OPERATING REVENUES

Total operating revenues increased $353 million, or 6%, during the first nine months of 2019 compared to the same period in 2018. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2019	2018	% Change
Passenger revenue	$6,038	$5,724	5%
Mileage Plan other revenue	346	329	5%
Cargo and other	169	147	15%
Total operating revenues	$6,553	$6,200	6%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first nine months of 2019 increased by $314 million, or 5%, on a 2% increase in capacity, 3% higher ticket yields and a slight increase in load factor. The increase in capacity was driven by our continued network expansion and fleet growth. Increased yields are largely the result of current year revenue initiatives implemented as a broader plan to drive revenue growth and the realization of synergies from our acquisition of Virgin America.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $17 million, or 5%, in the first nine months of 2019 compared to the first nine months of 2018, due largely to increased commissions received from our affinity card partner from growth in overall cardholders.

Cargo and other

On a consolidated basis, Cargo and other revenue increased $22 million, or 15%, in the first nine months of 2019 compared to the first nine months of 2018. The increase is primarily attributable to increased freight and mail volumes on our freighters as a result of new contracts entered into in late 2018 and revenue from our subleased slots at LaGuardia and Reagan National airports.

OPERATING EXPENSES

Total operating expenses increased $139 million, or 2%, compared to the first nine months of 2018. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2019	2018	% Change
Fuel expense	$1,408	$1,397	1%
Non-fuel operating expenses, excluding special items	4,295	4,114	4%
Special items - merger-related costs	39	67	(42)%
Special items - other	—	25	NM
Total operating expenses	$5,742	$5,603	2%

Fuel Expense

Aircraft fuel expense increased $11 million, or 1%, compared to the nine months ended September 30, 2018. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2019		2018
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,397	$2.16	$1,450	$2.30
(Gains) losses on settled hedges	12	0.02	(23)	(0.04)
Consolidated economic fuel expense	1,409	2.18	$1,427	$2.26
Mark-to-market fuel hedge adjustments	(1)	—	(30)	(0.05)
GAAP fuel expense	$1,408	$2.18	$1,397	$2.21
Fuel gallons	646		631

The raw fuel price per gallon decreased 6% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first nine months of 2019 was driven by a 15% decrease in crude oil prices, partially offset by a 15% increase in refining margins.

Losses recognized for hedges that settled in the first nine months of 2019 were $12 million, compared to gains of $23 million in the same period in 2018. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We currently expect our economic fuel price per gallon to be approximately 8% lower in the fourth quarter of 2019 compared to the fourth quarter of 2018 due to our current estimate of lower crude prices, partially offset by increased refining margins.

Non-fuel Expense and Non- special items

	Nine Months Ended September 30,
(in millions)	2019	2018	% Change
Wages and benefits	$1,732	$1,629	6%
Variable incentive pay	125	104	20%
Aircraft maintenance	341	320	7%
Aircraft rent	247	233	6%
Landing fees and other rentals	388	371	5%
Contracted services	214	227	(6)%
Selling expenses	236	245	(4)%
Depreciation and amortization	317	290	9%
Food and beverage service	159	158	1%
Third-party regional carrier expense	125	114	10%
Other	411	423	(3)%
Total non-fuel operating expenses, excluding special items	$4,295	$4,114	4%

Wages and Benefits

Wages and benefits increased during the first nine months of 2019 by $103 million, or 6%. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2019	2018	% Change
Wages	$1,305	$1,230	6%
Pension—Defined benefit plans service cost	31	36	(14)%
Defined contribution plans	100	88	14%
Medical and other benefits	203	186	9%
Payroll taxes	93	89	4%
Total wages and benefits	$1,732	$1,629	6%

Wages increased $75 million, or 6%, on a 2% increase in FTEs. The increase is primarily due to the recognition of approximately $24 million during the third quarter in one-time costs following the ratification of the AMFA and IAM contracts, as well as the impact of increased wage rates for our labor groups as compared to the prior year period.

Costs associated with our defined contribution plans increased $12 million, or 14%, primarily due to a step increase in employer contributions for our pilot workgroup, as well an overall increase to the eligible wage base.

Medical and other benefits expense increased $17 million, or 9%, primarily due to increased volume of high-dollar value medical claims as compared to the prior-year period as well as FTE growth.

For the full year, we expect wages and benefits to increase at a rate greater than capacity growth, due to higher wage rates for certain labor groups and higher medical and defined-contribution costs.

Variable Incentive Pay

Variable incentive pay expense increased $21 million, or 20%, during the first nine months of 2019 as compared to the same period in 2018. The increase is primarily the result of a higher wage base and expectation of a higher payout rate for our annual bonus in 2019 as compared to 2018.

Aircraft Maintenance

Aircraft maintenance expense increased by $21 million, or 7%, during the first nine months of 2019 compared to the same period in 2018. The increase is primarily due to heavier volumes from the timing of maintenance events, specifically from our Airbus aircraft, as compared to the prior-year period.

For the full year, we expect aircraft maintenance expense to be approximately 2 - 3% higher than in 2018, for the reasons mentioned above.

Aircraft Rent

Aircraft rent expense increased by $14 million, or 6%, during the first nine months of 2019 compared to the same period in 2018, primarily due to the annualization of expense for our leased E175s under our CPA agreement with SkyWest, and leased A321neos delivered in 2018 and 2019.

For the full year, we expect aircraft rent expense to be approximately 5 - 6% higher than in 2018, for the reasons mentioned above.

Contracted Services

Contracted services decreased by $13 million, or 6%, during the first nine months of 2019 compared to the same period in 2018. This decrease is primarily a result of lower contractor and consulting spend due to the timing of certain project work and an overall reduction in pricing from many of our vendor partners.

For the full year, we expect contracted services expense to be approximately 6 - 7% lower than in 2018, for the reasons mentioned above.

Depreciation and Amortization

Depreciation and amortization increased $27 million, or 9%, during the first nine months of 2019 compared to the same period in 2018, primarily due to the addition of 14 owned E175s and six owned B737-900ERs to our fleet since the third quarter of 2018.

For the full year, we expect depreciation and amortization to be approximately 8 - 9% higher than 2018 for the reasons mentioned above.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPAs, increased $11 million, or 10%, during the first nine months of 2019 compared to the same period in 2018. The increase is primarily due to a 6.4% increase in capacity flown by SkyWest as compared to the prior year.

For the full year, we expect third-party regional carrier expense to be higher than 2018 due to increased flying by our regional partners.

Special Items—Merger-Related Costs

We recorded special items of $39 million in the first nine months of 2019 for merger-related costs associated with our acquisition of Virgin America, compared to $67 million in the first nine months of 2018. Costs incurred in the first nine months of 2019 are primarily a result of expenses associated with Airbus flight attendant and pilot vacation balances, which were subject to a one-time true-up in accordance with the integrated labor agreements, as well as certain technology integration costs. We expect to incur merger-related costs for the remainder of 2019, although at a lesser rate.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $761 million in the first nine months of 2019, compared to $671 million in the same period in 2018. The $90 million increase in pretax profit was driven by a $192 million increase in Mainline operating revenue and a $46 million decrease in Mainline fuel expense. These improvements were primarily offset by a $153 million increase in Mainline non-fuel operating expenses.

As compared to the prior year, increased Mainline revenues are primarily attributable to a 3% increase in yields, driven by our revenue initiatives and pricing improvements in many of our markets. Non-fuel operating expenses increased primarily due to increased aircraft ownership, wages and maintenance costs as compared to the prior year. Lower raw fuel prices drove the decrease in Mainline fuel expense.

Regional

Our Regional operations broke even in the first nine months of 2019, compared to a pretax loss of $82 million in the first nine months of 2018. The improvement was attributable to a $161 million increase in operating revenues, partially offset by a $28 million increase in fuel costs and a $62 million increase in non-fuel operating expenses. The increase in non-fuel operating expenses is primarily due to the 15% increase in capacity.

Horizon

Horizon achieved a pretax profit of $33 million in the first nine months of 2019, compared to pretax profit of $20 million in the same period in 2018, primarily due to improved cost management through better productivity and improved operational performance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion, and our expected cash from operations;

•	Our 123 unencumbered aircraft that could be financed, if necessary;

•	Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the nine months ended September 30, 2019, we took free and clear delivery of four B737-900ER and four E175 aircraft. We made net debt payments totaling $396 million, including the prepayment of certain loans, offset by new borrowings, undertaken as part of our broader plan of reducing balance sheet leverage and lowering interest expense. We also continued to return capital to our shareholders by paying dividends totaling $129 million and repurchasing $53 million of our common stock.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2019	December 31, 2018	Change
Cash and marketable securities	$1,619	$1,236	31%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	23%	20%	3 pts
Long-term debt, net of current portion	$1,444	$1,617	(11)%
Shareholders’ equity	$4,252	$3,751	13%

Debt-to-capitalization, adjusted for operating leases
(in millions)	September 30, 2019	December 31, 2018	Change
Long-term debt, net of current portion	$1,444	$1,617	(11)%
Capitalized operating leases(a)	1,644	1,768	(a)
Adjusted debt	$3,088	$3,385	(9)%
Shareholders' equity	4,252	3,751	13%
Total invested capital	$7,340	$7,136	3%

Debt-to-capitalization, including operating leases	42%	47%	(5) pts

(a)
Following the adoption of the new lease accounting standard on January 1, 2019, this represents the total capitalized Operating lease liability, whereas prior year periods were calculated utilizing the present value of aircraft lease payments. This change had no meaningful impact to the ratio.

We expect our debt-to-capitalization ratio to be approximately 41% by December.

Net adjusted debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	September 30, 2019
Adjusted debt	$3,088
Current portion of long-term debt	265
Total adjusted debt	3,353
Less: Cash and marketable securities	(1,619)
Net adjusted debt	$1,734

(in millions)	Last Twelve Months Ended September 30, 2019
GAAP Operating Income(a)	$857
Adjusted for:
Special items	79
Mark-to-market fuel hedge adjustments	51
Depreciation and amortization	425
Aircraft rent	329
EBITDAR	$1,741

Net adjusted debt to EBITDAR	1.0x

(a)	Operating income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2019, net cash provided by operating activities was $1.4 billion, compared to $986 million during the same period in 2018. The $395 million increase in our operating cash flows is primarily attributable to a $174 million increase in net income, as well as a greater increase in our air traffic liability and higher depreciation and amortization expense in 2019 as compared to the same period in 2018. These increases were offset by a $65 million voluntary pension contribution made in the third quarter of 2019.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $708 million during the first nine months of 2019, compared to $333 million during the same period of 2018. Our capital expenditures were $527 million in the first nine months of 2019, a decrease of $27 million compared to the nine months ended September 30, 2018. This is primarily driven by lower cash outlays for deliveries of and advance deposits on aircraft in 2019 as compared to the same period of 2018. Our net purchases of marketable securities were $218 million in the first nine months of 2019, compared to net sales of $185 million in the nine months ended September 30, 2018. The shift to net purchases is primarily driven by stronger operating cash flows as compared to 2018. Internally, we analyze and manage our cash and marketable securities balance in the aggregate.

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

(in millions)	2019	2020
Expected capital expenditures	$700	$775

Cash Used in Financing Activities

Cash used in financing activities was $538 million during the first nine months of 2019 compared to $666 million during the same period in 2018. During the first nine months of 2019, we made debt payments of $752 million, including the prepayment of $532 million of debt, dividend payments totaling $129 million, and had $53 million in common stock repurchases. These payments were partially offset by the receipt of funds from new secured debt financing of $356 million in the first nine months of 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of September 30, 2019, we have firm orders to purchase or lease 36 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2023 through 2025. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2021 through 2024 and 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of September 30, 2019, and are subject to change:

	Actual Fleet	Expected Fleet Activity
Aircraft	September 30, 2019	2019 Additions	2019 Removals	December 31, 2019	2020 Changes	December 31, 2020
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(a)	163	1	—	164	9	173
Airbus Passenger Aircraft	72	1	(2)	71	(1)	70
Total Mainline Fleet	238	2	(2)	238	8	246
Q400 operated by Horizon(b)	32	2	(1)	33	(1)	32
E175 operated by Horizon	30	—	—	30	—	30
E175 operated by third party	32	—	—	32	—	32
Total Regional Fleet	94	2	(1)	95	(1)	94
Total	332	4	(3)	333	7	340

(a)
Two of the three B737 MAX9 aircraft that were originally scheduled for delivery in 2019 have been shifted to 2020 in light of the MAX grounding, based on our current estimate of the expected delivery dates.

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

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Remainder 2019	50%	$74	$2
First Quarter 2020	50%	70	2
Second Quarter 2020	40%	68	2
Third Quarter 2020	30%	68	2
Fourth Quarter 2020	20%	66	2
Full Year 2020	35%	$68	$2
First Quarter 2021	10%	63	2
Full Year 2021	2%	$63	$2

Contractual Obligations

The following table provides a summary of our obligations as of September 30, 2019. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2019	2020	2021	2022	2023	Beyond 2023	Total
Current and long-term debt obligations	$63	$268	$313	$274	$234	$565	$1,717
Aircraft lease commitments	83	313	275	250	195	738	1,854
Facility lease commitments	3	10	9	6	6	89	123
Aircraft maintenance deposits	16	73	63	54	29	10	245
Aircraft purchase commitments	111	504	475	333	194	36	1,653
Interest obligations (a)	14	48	39	29	23	38	191
Other obligations (b)	34	152	173	181	186	1,079	1,805
Total	$324	$1,368	$1,347	$1,127	$867	$2,555	$7,588

(a)	For variable-rate debt, future obligations are shown above using forecasted interest rates as of September 30, 2019.

(b)	Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended September 30, 2019. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus 320 family and Airbus 321neo jets and all associated revenues and costs

Net adjusted debt - long-term debt, including current portion, plus capitalized operating leases, less cash and marketable securities

Net adjusted debt to EBITDAR - represents net adjusted debt divided by EBITDAR (trailing twelve months earnings before interest, taxes, depreciation, amortization, special items and rent)

Productivity - number of revenue passengers per full-time equivalent employee

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company is involved in other litigation around the application of state and local employment laws, like many air carriers. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2019 - July 31, 2019	68,509	$64.05
August 1, 2019 - August 31, 2019	279,370	58.99
September 1, 2019 - September 30, 2019	117,475	64.26
Total	465,354	$61.06	$509

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

November 7, 2019

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