Form 10-K
period 2019-12-31
ALASKA AIR GROUP, INC.
filed 2020-02-12
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

19300 International Boulevard, Seattle, Washington 98188
Telephone: (206) 392-5040

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered	Ticker symbol
Common Stock, $0.01 Par Value	New York Stock Exchange	ALK
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2020, shares of common stock outstanding totaled 122,913,010. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2019, was approximately $7.9 billion (based on the closing price of $63.91 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.
2

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

Table of Contents
PART I

ITEM 1. OUR BUSINESS

Alaska Air Group is a Delaware corporation incorporated in 1985 that operates two airlines, Alaska and Horizon. Alaska was organized in 1932 and incorporated in 1937 in the state of Alaska. Horizon is a Washington corporation that was incorporated and began service in 1981, and was acquired by Air Group in 1986. Virgin America was a member of Air Group since it was acquired in 2016 until 2018, when Alaska and Virgin America combined operating certificates to become a single airline, and legally merged into a single entity. The Company also includes McGee Air Services, an aviation services provider that was established as a wholly-owned subsidiary of Alaska in 2016.
Alaska and Horizon operate as separate airlines, with individual business plans, competitive factors and economic risks. Together with our regional airline partners, we fly to 115 destinations with over 1,300 daily departures through an expansive network across the U.S., Mexico, Canada, and Costa Rica. With global airline partners, we provide our guests with a network of more than 800 destinations worldwide. During 2019, we carried an all-time high 47 million guests and earned consolidated net income under Generally Accepted Accounting Principles (GAAP) of $769 million compared to net income of $437 million in 2018. Our adjusted net income was $798 million, which excludes merger-related costs and mark-to-market fuel hedge adjustments. Refer to "Results of Operations" in Management's Discussion and Analysis for our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

We organize the business and review financial operating performance by aggregating our business in three operating segments, which are as follows:

•Mainline - includes scheduled air transportation on Alaska's Boeing and Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Mexico, and Costa Rica.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. under capacity purchase agreements (CPA). This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
•Horizon - includes the capacity sold to Alaska under a CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

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

We marked the 16th consecutive year of profitability on an adjusted basis in 2019. Our liquidity and capital position remain strong, positioning us among other high-quality industrial companies. Due to our strong financial health and outlook, we are one of only three U.S. airlines with investment grade credit ratings. The cash generated by our continued success enables us to invest in our business to deliver profitable growth, enhance our guests' experience, and improve our financial position.

We are active in the communities we serve and strive to be an industry leader in environmental and community stewardship. In 2019, Air Group donated $15 million in cash and in-kind travel to over 1,200 charitable organizations, and our employees volunteered more than 41,000 hours of community service related to youth and education, medical research and transportation. One of our leadership principles is to "give back" and we are proud of the efforts and voluntarism of our employees. Also in 2019, we launched LIFT, our social and environmental impact program aimed at uniting all of our social and environmental impact efforts. Through this program, our guests also showed great generosity, donating 72 million miles in 2019 for donation to charitable organizations. As recognition of our community leadership, financial stability and the fact that our combined fleet is one of the youngest and most fuel-efficient in North America, we ranked higher than any other North American airline for the third year in a row on the Dow Jones Sustainability Index.

In 2019, we completed the majority of the remaining integration milestones from our acquisition of Virgin America. During the year, Alaska flight attendants began flying as integrated crews and our pilots adopted an integrated seniority list. In July 2019, Alaska aircraft maintenance technicians, represented by the Aircraft Mechanics Fraternal Association (AMFA), ratified an agreement bringing our last work group under a single collective bargaining agreement. We also finished painting the remainder of the Airbus fleet in the Alaska livery, and completed interior cabin renovations on 60% of the Airbus fleet.

With the integration largely behind us, we have shifted our focus towards our vision and strategy for the next five years. This strategy has three major pillars:

People:

Our success depends on our more than 24,000 employees living our values every day to deliver award-winning customer service as one team. We know engaged employees deliver higher productivity, superior execution and better guest experiences, which is why investing in our people is imperative to our future success.

In 2019, we completed Flight Path - a program that brought all Alaska and Horizon employees together through leader-led sessions to inform, engage and set the course for our business and culture. Aside from one-time programs, we continue to communicate with employees through a variety of vehicles, including weekly Leader Look Ahead and periodic live-streamed webcasts, to provide employees better information and a stronger connection to organizational priorities. Our efforts were recognized by Forbes Magazine, who named Alaska as one of the World's Best Employers for the fifth year in a row for 2019, and as one of America's Best Employers for Diversity in 2020.

Aligning our employees' goals with Air Group's goals has been an important contributor to our strong track record of accomplishments and financial performance. The majority of Alaska and Horizon employees participate in our Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to the Company's strategy - including safety, profitability, on-time performance, low costs, customer loyalty and customer satisfaction. Over the last ten years, our incentive programs have paid out on average more than one month's pay for most employees. In 2019, our employees earned more than $150 million under these incentive programs.

Growth:

Driving growth will require our focus in a variety of areas, including a powerful brand, optimized network and strong revenue generation.

•Powerful brand - Providing genuine and caring service to our guests is key to our success and loyalty to the Alaska brand. This service is demonstrated daily by our employees who are empowered to make the best choices for our guests. As proof, in 2019, Alaska ranked first in the J.D. Power and Associates annual survey of customer satisfaction among traditional network carriers for the 12th year in a row. Alaska was also recognized for excellent service by Condé Nast Traveler and Travel + Leisure magazine for the second consecutive year, continuing an achievement earned by Virgin America for the preceding ten years.

Our award winning Mileage PlanTM is another way we build long-term guest relationships and grow our brand. We maintain the only distance-based frequent flier program in the United States, which rewards all fliers regardless of the price they paid for their tickets. In 2019, we increased our sign-up promotion for new cardholders to 40,000 miles, providing immediate utility of the program. We also offered promotions like Buy One Get One Free companion fares and continued popular redemption benefits, including using miles for hotel redemptions (with access to over 400,000 hotels worldwide), and adding EL AL Airlines as a new global partner.

Over the past two years, we initiated a refresh of many of our amenities with the aim of highlighting our West Coast roots. From updated on-board offerings, including fresh and local food, to local craft beers and wines, as well as updating our in-air Wi-Fi to meet the evolving needs of our guests, we will continue to innovate and evolve to provide our guests with the best experience. Work towards updated guest-facing amenities continued in 2019, with our flagship lounge opening in the North Satellite at Sea-Tac Airport, as well as the announcement of a new lounge at San Francisco International Airport, which is expected to open in the second half of 2020. We also strive to connect with West Coast guests through key sponsorships including Russell Wilson, the San Jose Sharks, San Francisco Giants, Seattle Mariners, Portland Timbers, Seattle's new NHL team, and more.

•Optimized Network - The acquisition of Virgin America positioned us as the fifth largest airline in the U.S., with an unparalleled ability to serve West Coast travelers. We offer the highest guest relevance of any carrier from the West Coast. Competition in our markets is significant, and we know that we must defend our customer base as we grow our network presence by providing guests with an increased choice of schedule times and fares. We are intensely focused on providing the most utility and routes to our guests. From our West Coast hub cities, we lead all other airlines in non-stop markets, daily flights and seat share. In 2019, we began departures from Paine Field-Snohomish County Airport in Everett, Washington to ten West Coast markets. We also optimized our current network, and reallocated flying to expand offerings between the Pacific Northwest and California, increasing network utility and providing more non-stop service on the West Coast.

•Revenue Generation - In 2018, we introduced our Saver Fare product, which offers greater choice for our guests, allowing them to purchase and pay for the ticket type and other amenities they value most. In 2019, our Saver Fare product provided meaningful revenue growth, and is expected to continue to provide incremental revenue into 2020. This, combined with synergies from the merger, which are expected to hit their full run rate in 2021, and capacity growth, will enable us to continue to grow our annual revenues. Innovation will also be key to growth in our revenues. We will focus our efforts on merchandising and demand generation, including through a variety of unique marketing strategies aimed at increasing revenues in typically off-peak periods.

Business Model:

Safety is the foundation of everything we do and remains our top priority. We have an unwavering commitment to run a safe operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon were the first U.S. major airlines to receive FAA validation and acceptance of their Safety Management Systems (SMS) in 2016. In 2018, we used SMS to safely and consistently guide our integration with the legacy Virgin America operation. Report It!, our mobile safety reporting application, makes it easier for employees to file safety reports. In 2018, 100% of our Alaska and Horizon aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award, marking the 17th consecutive year Alaska has received the award, and the 17th time in the last 19 years Horizon has received this award. In early 2020, we were again included as one of only two U.S. airlines on the AirlineRatings.com list of the world's Top 20 safest airlines. We believe that maintaining safe operations, through adherence to well-defined processes and ensuring every Air Group employee is aware of their individual contribution to our operation, is critical to ensuring on-time performance. The rigor we apply to running a safe operation has resulted in Alaska consistently being one of the top airlines in North America for on-time performance; and Horizon was recognized once again as the leader in on-time performance in 2019 among regional airlines.

Ultimately, our success will be driven by our business model being flexible and innovative as we drive towards our pretax margin goals of 13% to 15%, and our growth goals of 4% to 6% over the business cycle. We know that in order to provide low fares in our growing network while generating strong returns for our shareholders, it is imperative for us to maintain a competitive cost structure. In 2019, our unit costs, excluding fuel and special items, increased 2.3% on a consolidated basis. Although our unit costs are expected to rise again in 2020, primarily due to general wage inflation, higher engine maintenance on both our Airbus and B737-800 fleets, and increased lease return costs associated with our Airbus fleet, we will continue our focus on lowering overhead, improving productivity, and managing vendor costs. We are also actively managing fuel costs by flying larger, more fuel-efficient aircraft, which has increased our fuel efficiency as measured by available seat miles flown per gallon by 1.6% over the last five years. We have a long track record of effective cost control, and we remain keenly committed to protecting our unit cost advantage relative to competitors.

AIR GROUP

Our airlines operate different aircraft and missions. Alaska operates a fleet of narrowbody passenger jets on primarily longer-haul capacity. Alaska contracts primarily with Horizon and SkyWest Airlines, Inc. (SkyWest) for shorter-haul capacity, such that Alaska receives all passenger revenue from those flights. Horizon operates Embraer 175 (E175) regional jet aircraft and Bombardier Q400 turboprop aircraft and sells all of its capacity to Alaska pursuant to a CPA. The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2019	2018	2017	2016(a)	2015
Passenger revenue	92%	93%	93%	91%	85%
Mileage Plan other revenue	5%	5%	5%	6%	(b)
Cargo and other	3%	2%	2%	3%	(b)
Other revenue	(b)	(b)	(b)	(b)	13%
Freight and Mail revenue	(b)	(b)	(b)	(b)	2%
Total	100%	100%	100%	100%	100%
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.
(b)As a result of the new revenue recognition standards, certain financial statement line items were modified to address new requirements. We did not apply this change to fiscal year 2015, and have left the captioning above as it was presented in that fiscal year.

We deploy aircraft in ways that we believe will best optimize our revenues and profitability and reduce the impacts of seasonality.

The percentage of our capacity by region is as follows:

	2019	2018	2017	2016(a)	2015
West Coast(b)	28%	27%	28%	34%	36%
Transcon/midcon	44%	44%	43%	29%	24%
Hawaii and Costa Rica	14%	14%	13%	17%	18%
Alaska	10%	10%	10%	14%	15%
Mexico	3%	4%	5%	5%	6%
Canada	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.
(b)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

MAINLINE

Our Mainline operations include Boeing 737 (B737) and Airbus A320 family (A319, A320, and A321neo) jet service offered by Alaska. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Canada, Mexico, and Costa Rica. Our largest concentrations of departures are in Seattle, Portland, and the Bay Area. We also offer cargo service throughout our network and have three dedicated cargo aircraft that operate primarily to and within the state of Alaska.

In 2019, we carried 36 million revenue passengers in our Mainline operations. At December 31, 2019, our Mainline operating fleet consisted of 166 Boeing 737 jet aircraft and 71 Airbus A320 family jet aircraft compared to 162 B737 aircraft and 71 Airbus aircraft as of December 31, 2018.

The percentage of Mainline passenger capacity by region and average stage length is presented below:

	2019	2018	2017	2016(a)	2015
West Coast(b)	23%	23%	24%	30%	31%
Transcon/midcon	46%	46%	45%	30%	27%
Hawaii and Costa Rica	16%	15%	15%	19%	20%
Alaska	11%	11%	11%	15%	16%
Mexico	4%	5%	5%	6%	6%
Total	100%	100%	100%	100%	100%

Average Stage Length (miles)	1,299	1,298	1,301	1,225	1,195
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.
(b)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

REGIONAL

Our Regional operations consist primarily of flights operated by Horizon and SkyWest. In 2019, our Regional operations carried approximately 11 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries approximately 70% of Air Group's regional revenue passengers.

Based on 2019 Horizon passenger enplanements on regional aircraft, our most significant concentration of regional activity was in Seattle and Portland. At December 31, 2019, Horizon’s operating fleet consisted of 30 E175 jet aircraft and 33 Bombardier Q400 turboprop aircraft. The regional fleet operated by SkyWest consisted of 32 E175 aircraft.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2019	2018	2017	2016	2015
West Coast	61%	53%	59%	60%	62%
Pacific Northwest	10%	11%	13%	16%	19%
Canada	3%	3%	4%	5%	7%
Alaska	1%	2%	3%	4%	5%
Midcon	25%	30%	21%	15%	6%
Mexico	—	1%	—%	—%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length (miles)	490	468	422	381	348

FREQUENT FLYER PROGRAM

Alaska Airlines Mileage Plan™ provides a comprehensive suite of frequent flyer benefits. Miles can be earned by flying on our airlines or on one of our 18 airline partners, by using an Alaska Airlines credit card, or through other non-airline partners. Alaska's extensive list of airline partners includes carriers associated with each of the three major global alliances, making it easier for our members to earn miles and reach elite status in our frequent flyer program. Through Alaska and our global partners, Mileage Plan™ members have access to a large network of over 800 worldwide travel destinations. Further, members can receive up to 40,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and meeting a minimum spend threshold, and earn triple miles on Alaska Airlines purchases. Alaska Airlines Visa Signature cardholders and small business cardholders in the U.S., and Platinum and World Elite Mastercard cardholders in Canada, also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to six people traveling on the same itinerary. Earned miles can be redeemed for flights on our airlines, or our partner airlines, for hotel stays via mileageplanhotels.com, or for upgrades to First Class on Alaska Airlines. We believe all of these benefits give our Mileage Plan™ members more value than competing programs.

Mileage Plan™ revenues, including those in the Passenger revenue income statement line item, represented approximately 13% of Air Group's total revenues in 2019. Mileage Plan™ helps drive revenue growth by attracting new customers, keeping existing customers actively engaged, and building customer loyalty through the benefits that we provide.

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: frequent flyer, codeshare and interline agreements. Frequent flyer agreements enable our Mileage PlanTM members to earn mileage credits and make redemptions on one of our 18 domestic and international partner airlines.

Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that services passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block-space arrangement, a fixed amount of seats are sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for mileage accrual and redemption.

Interline agreements allow airlines to jointly offer a competitive, single-fare itinerary to customers traveling via multiple carriers to a final destination. An interline itinerary offered by one airline may not necessarily be offered by the other, and the fares collected from passengers are prorated and distributed to interline partners according to preexisting agreements between the carriers. Frequent flyer, codeshare and interline agreements help increase our traffic and revenue by providing a more diverse network and schedule options to our guests.

Alaska has marketing alliances with a number of airlines that provide frequent flyer and codesharing opportunities. Alliances are an important part of our strategy and enhance our revenues by:

•offering our guests more travel destinations and better mileage credit/redemption opportunities, including elite qualifying miles on U.S. and international airline partners;

•giving our Mileage PlanTM program a competitive advantage because of our partnership with both unaffiliated international carriers and carriers from all three major worldwide alliances;

•giving us access to more connecting traffic from other airlines; and

•providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 5%, 5%, and 6% of our total marketed revenues as of December 31, 2019, 2018 and 2017.

The comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Major U.S. or International Airlines
Aer Lingus	Yes	No	No
American Airlines	Yes	Yes	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	No	No
EL AL Israel Airlines	Yes	No	Yes
Emirates	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	No	Yes
Hainan Airlines	Yes	No	No
Icelandair	Yes	No	Yes
Japan Airlines	Yes	No	Yes
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Qantas	Yes	Yes	Yes
Singapore Airlines	Yes	No	No
Regional Airlines
Ravn Alaska	Yes	Yes	No
PenAir(a)	Yes	Yes	No
(a)These airlines do not have their own frequent flyer program. However, Alaska's Mileage PlanTM members can earn and redeem miles on these airlines' route systems.

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

In 2019, the airline industry posted another year of profits, and increases over 2018, primarily due to lower fuel prices. Although growth was impacted in 2019 following the grounding of the Boeing 737 MAX aircraft, airlines have continued to make significant investments in airports and new services to differentiate their customer service offering. Thus, the level of competition is expected to continue to increase.

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 18% to 25% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining costs and can vary by region in the U.S.
The price of crude oil on an average annual basis for the past five years has ranged from a low of $43 per barrel in 2016 to a high of $65 in 2018. For us, a $1 per barrel change in the price of oil equates to approximately $21 million of fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $9 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but have also contributed to the price volatility in recent years. Over the last five years, average annual West Coast refining margin prices have fluctuated from a low of $13 per barrel in 2016 to a high of $26 per barrel in 2019.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon decreased 6% in 2019, after increasing 28% in 2018 and increasing 21% in 2017.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses, are as follows:

	2019	2018	2017	2016(a)	2015
Crude oil	62%	68%	66%	69%	62%
Refining margins	28%	25%	23%	20%	26%
Other(b)	10%	7%	11%	11%	12%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	24%	25%	22%	18%	22%
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.
(b)Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

We use crude oil call options as hedges against our exposure to the volatility of jet fuel prices. Call options effectively cap our price for crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against spikes in crude oil prices, and during a period of declines in crude oil prices, we only forfeit cash previously paid for hedge premiums. We begin hedging approximately 18 months in advance of consumption.

We believe that operating fuel-efficient aircraft and executing on operational best practices are the best hedges against high fuel prices. Maintaining a young, fuel-efficient fleet helps to reduce our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta Airlines Inc. (Delta), who has significantly increased its capacity in Seattle since 2013. Approximately 76% of our capacity to and from Seattle competes with Delta. As we have grown in California and have expanded our transcontinental route offerings, United Airlines and Southwest Airlines have also become large competitors and have increased their capacity in markets we serve. Our California and transcontinental routes have a higher concentration of competitors when compared to our historical route structure, which was predominately concentrated in the Pacific Northwest. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive capacity overlap with all carriers to increase by more than 1% in the first quarter of 2020, weighted based on our network.

We believe that the following principal competitive factors are important to our guests:

•Safety

Safety is our top priority and is at the core of everything we do. In early 2020, Alaska was again ranked by AirlineRatings.com as one of only two U.S. airlines in the Top 20 safest airlines in the world. In 2018, we also received our 17th Diamond Award of Excellence from the Federal Aviation Administration, recognizing both Alaska and Horizon aircraft technicians for their commitment to training.

•Fares and ancillary services

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

•Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance and guest amenities - including first class and other premium seating, quality of on-board products, aircraft type and comfort. In 2019, Alaska ranked highest in customer satisfaction among traditional network carriers by J.D. Power and Associates for the 12th year in a row, and was also named as the best U.S. airline by Condé Nast Traveler. Additionally, in 2019 we opened our new flagship lounge in the North Satellite of Sea-Tac Airport and began work on our new lounge at San Francisco International Airport.

We are also in the process of reconfiguring our Airbus aircraft, which began in 2018. The new livery and interior reconfiguration will provide guests with one consistent brand experience across the Mainline fleet. Airbus livery updates were completed in 2019, while the interior reconfiguration is expected to wrap up in early 2021. We began installation of next-generation Gogo inflight satellite based Wi-Fi on our entire Boeing and Airbus fleets in 2018, which is planned to be complete in 2020.

Our employees are a key element of our product. We have a highly engaged workforce that strives to provide genuine and caring service to our guests, both at the airport and onboard. We heavily emphasize our service standards with our employees through training and education programs and monetary incentives related to operational performance and guest satisfaction.

•Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We also compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we do not serve and allow our guests more opportunities to earn and redeem frequent flyer miles. Our Mileage Plan™ offers some of the most comprehensive benefits to our members with the ability to earn and redeem miles on 18 partner carriers. For the fifth year in a row, Mileage Plan™ was ranked first in U.S. News and World Report's list of Best Travel Rewards Programs.

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

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•Direct to customer: It is less expensive for us to sell through our direct channel at alaskaair.com. We believe direct sales through this channel are preferable from a branding and customer relationship standpoint in that we can establish ongoing communication with the guest and tailor offers accordingly. As a result, we continue to take steps to drive more business to our website.

•Traditional and online travel agencies: Both traditional and online travel agencies typically use Global Distribution Systems (GDS) to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require us to use these agencies. Some of our competitors do not use this distribution channel and, as a result, have lower ticket distribution costs.

•Reservation call centers: Our call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through the call centers.

Our sales by channel are as follows:

	2019	2018	2017	2016 (a)	2015
Direct to customer	65%	63%	62%	61%	60%
Traditional agencies	20%	22%	22%	23%	23%
Online travel agencies	11%	11%	11%	11%	11%
Reservation call centers	4%	4%	5%	5%	6%
Total	100%	100%	100%	100%	100%
(a)Includes results for Virgin America for the period December 14, 2016 through December 31, 2016.

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

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•pricing initiatives by us or our competitors,

•      changes in fuel costs,

•increases in competition at our primary airports,

•general economic conditions and resulting changes in passenger demand,

•increases or decreases in passenger and volume-driven variable costs, and

•air space and Air Traffic Control delays, particularly in Seattle and San Francisco.

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

EMPLOYEES

Our business is labor intensive. As of December 31, 2019, we employed 24,134 (17,919 at Alaska, 4,301 at Horizon, and 1,914 at McGee Air Services) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 43% of our total non-fuel operating expenses in 2019 and 41% in 2018.

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements (CBAs). Airlines with unionized work forces generally have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand.

As part of the integration, we have been working to bring represented work groups under single CBAs. In 2019, our aircraft maintenance technicians, represented by the Aircraft Mechanics Fraternal Association (AMFA), ratified a two-year contract extension, bringing Airbus and Boeing technicians under a single CBA. Now all five of our unionized groups at Alaska are under joint collective agreements with integrated seniority lists in place.

At December 31, 2019, labor unions represented 86% of Alaska’s, 43% of Horizon’s, and 87% of McGee Air Services' employees.

Our relations with U.S. labor organizations are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2019 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)(a)	Pilots	3,048	Amendable 3/31/2020
Association of Flight Attendants (AFA)	Flight attendants	6,043	Amendable 12/17/2021
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	723	Amendable 9/27/2024
IAM	Clerical, office and passenger service	4,443	Amendable 9/27/2024
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	946	Amendable 10/17/2023
Mexico Workers Association of Air Transport(b)	Mexico airport personnel	92	Amendable 9/29/2019
Transport Workers Union of America (TWU)	Dispatchers	82	Amendable 3/24/2021
(a)Negotiations with ALPA for an updated collective bargaining agreement are ongoing as of the date of this filing.
(b)As a result of amendments to Mexican labor laws, the Company has up to four years to make changes to the existing labor agreements. During that time, the existing contracts remain in place.

Horizon’s union contracts at December 31, 2019 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	824	Amendable 12/31/2024
AFA(a)	Flight attendants	685	Amendable 7/18/2019
AMFA	Mechanics and related classifications	261	Amendable 12/15/2020
Unifor	Station personnel in Vancouver and Victoria, BC, Canada	40	Expires 2/13/2022
TWU	Dispatchers	24	Amendable 8/26/2018
(a)Negotiations with AFA for an updated collective bargaining agreement are ongoing as of the date of this filing.

McGee Air Services union contract at December 31, 2019 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	1,664	Amendable 7/19/2023

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its primary subsidiaries, Alaska Airlines, Inc. and Horizon Air Industries, who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley D. Tilden	Chairman and Chief Executive Officer of Alaska Air Group, Inc., Chairman of Alaska Airlines, Inc., Chairman of Horizon Air Industries, Inc.	59	1994

Brandon S. Pedersen	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc., and Treasurer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	53	2003

Kyle B. Levine	Senior Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	48	2016

Benito Minicucci	President of Alaska Airlines, Inc.	53	2004

Joseph A. Sprague	President of Horizon Air Industries, Inc.	51	2019

Gary L. Beck	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	72	2018

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	50	2008

Shane R. Tackett	Executive Vice President, Planning and Strategy of Alaska Airlines, Inc.	41	2011

Andrea L. Schneider	Senior Vice President People of Alaska Airlines, Inc.	54	1998

Diana Birkett-Rakow	Vice President External Relations of Alaska Airlines, Inc.	42	2017

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

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006. He was elected Chief Financial Officer of Alaska Air Group and Alaska Airlines in June 2010 and Executive Vice President/Finance and Chief Financial Officer of both entities in 2014. Effective February 2019, he was elected Treasurer of Alaska Air Group and Alaska Airlines. He was Chief Financial Officer of Virgin America Inc. from December 2016 to July 2018, when Virgin America was merged into Alaska. He is a member of Air Group's Management Executive Committee. Mr. Pedersen will retire effective March 2, 2020 and Mr. Tackett will assume the role of Chief Financial Officer.

Mr. Levine was elected Senior Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines in January 2020 and is a member of Air Group’s Management Executive Committee. Mr. Levine was previously Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines (January 2016 - January 2020). He was elected Corporate Secretary of Alaska Air Group and Alaska Airlines in August 2017. Mr. Levine joined Alaska Airlines in February 2006 as a Senior Attorney. He also served as Associate General Counsel and Managing Director Commercial Law and General Litigation from

July 2009 to February 2011 and, subsequently, as Deputy General Counsel and Managing Director of Legal at Alaska Airlines from February 2011 to January 2016. He was appointed Assistant Corporate Secretary of Horizon Air in August 2017 and was Assistant Corporate Secretary of Virgin America from November 2017 to July 2018, when Virgin America was merged into Alaska.

Mr. Minicucci was elected President of Alaska Airlines in May 2016. Prior to that he was Executive Vice President/Operations of Alaska Airlines from December 2008 to May 2016, and was Alaska’s Chief Operating Officer from December 2008 until November 2019. He was Chief Executive Officer of Virgin America Inc. from December 2016 to July 2018, when Virgin America was merged into Alaska. He is a member of Air Group’s Management Executive Committee.

Mr. Sprague was elected President of Horizon Air effective November 6, 2019 and is a member of Air Group’s Management Executive Committee. Mr. Sprague previously served as Senior Vice President External Relations of Alaska Airlines from May 2014 until his resignation in September 2017. Mr. Sprague also served Alaska Airlines as Vice President of Marketing from March 2010 to April 2014 and Vice President of Alaska Air Cargo from April 2008 to March 2010.

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

Mr. Beck was elected Executive Vice President and Chief Operating Officer of Alaska Airlines effective November 6, 2019 and is a member of Air Group’s Management Executive Committee. Prior to that he served as President and CEO of Horizon Air from January 2018 – November 2019. Mr. Beck previously served as Vice President, Flight Operations at Alaska Airlines, Inc. until retiring in June 2015. Following that date, he provided consulting services to Alaska Airlines, Inc. in connection with the integration to a single operating certificate with Virgin America Inc.

Mr. Tackett was elected Executive Vice President of Planning and Strategy in September 2018 and is a member of Air Group’s Management Executive Committee. Mr. Tackett previously served as Senior Vice President of Revenue and E-commerce from August 2017 to September 2018 and has served a number of capacities since joining Alaska Airlines in 2000, including Managing Director Financial Planning and Analysis, (2008-2010), Vice President Labor Relations (2010-2015) and Vice President Revenue Management in 2016. Mr. Tackett will assume the role of Chief Financial Officer concurrent with Mr. Pedersen's retirement in March 2020.

Ms. Schneider was elected Senior Vice President of People at Alaska Airlines in June 2019 and is a member of Air Group’s Management Executive Committee. Ms. Schneider was previously Vice President of People at Alaska (August 2017-May 2019) Vice President of Inflight Services at Alaska (2011-2017), later also taking responsibility for Call Centers at Alaska (February 2017). She began her career at Alaska as Manager of Financial Accounting in 1989. Since that time, she has held a number of positions.

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

•DOT: A domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT in order to provide passenger and cargo air transportation in the U.S. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of “consumer protection” regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. Airlines are subject to enforcement actions that are brought by the DOT for alleged violations of consumer protection and other economic regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

•FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, our operations specifications and a maintenance program for each type of aircraft we operate. Each maintenance program provides for the ongoing maintenance of the relevant aircraft type, ranging from frequent routine inspections to major overhauls. Periodically, the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

•TSA: Airlines serving the U.S. must operate a TSA-approved Aircraft Operator Standard Security Program (AOSSP), and comply with TSA Security Directives (SDs) and regulations. Under TSA authority, we are required to collect a September 11 Security Fee of $5.60 per one-way trip from passengers and remit that sum to the government to fund aviation security measures. Airlines are subject to enforcement actions that are brought by the TSA for alleged violations of the AOSSP, SDs or security regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

The Department of Justice and DOT have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the RLA. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies and international treaties.

We are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The OSHA and other federal agencies have been authorized to create and enforce regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under these federal statutes. Many state and local governments have adopted employee safety and health laws and regulations. We maintain our safety and health programs in order to meet or exceed these requirements.

ENVIRONMENTAL

We are also subject to various laws and government regulations concerning environmental matters, both domestically and internationally. Domestic regulations that have an impact to our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act, Resource Conservation and Recovery Act, Clean Water Act, Safe Drinking Water Act, the Comprehensive Environmental Response and Compensation Liability Act, the National Environmental Policy Act, Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act. Many state and local environmental regulations exceed these federal regulations. In the future there may be incremental legislation aimed at reduction of carbon and other greenhouse gas emissions and environmental restoration.

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

The impacts of carbon emissions generated by the airline industry and the impact of those emissions on climate change have faced increased scrutiny. We committed to carbon neutral international growth starting in 2020 through our commitment to Carbon Offsetting and Reduction Scheme for International Aviation, a global, market-based emissions offset program issued by the International Civil Aviation Organization. This does not have a direct impact on domestic flights, however EPA is expected to finalize a rule in 2020 on aircraft emission standards which will align with the international agreements.

Over the course of several years, we have transitioned to more fuel-efficient aircraft fleets, added fuel-efficient winglets, and flown efficient flight paths, keeping with our industry commitments towards emission reduction. In 2016, Alaska Airlines flew the first commercial flight in the U.S. using a sustainable alternative jet fuel of a 20% blend made from forest residuals. The fuel from that flight was produced by the Northwest Advanced Renewables Alliance (NARA), led by Washington State University. Alaska Airlines has joined with others at Seattle Tacoma International Airport and San Francisco International

Airport to strengthen the pathway to commercially viable sustainable aviation fuel, and through a partnership with Neste continues to assess the increased use of biofuels as an alternative fuel to reduce carbon dioxide emissions. In addition, Alaska Airlines and Horizon Air continue to utilize electric equipment at airports when we have the infrastructure to support it.

Overall, the total Alaska mainline Greenhouse Gas emissions and intensity trend has decreased since 2009 and future goals have been set to continue reducing emissions intensity. More broadly, we know that being responsible for our impact is a critical part of delivering value for all those who depend on us – employees, communities, guests, and owners – over the long term. To that end, we focused on addressing the breadth of our most significant environmental impact across emissions and waste, as well as important social impacts. Alaska Airlines leads the industry in inflight recycling and has reduced waste to landfill by over 15,000 tons over the past decade. In 2018 we were the first US airlines to remove plastic straws and stir sticks from our aircraft and in 2019, we launched a campaign called #FillBeforeYouFly to engage our employees and guests in reducing plastic waste. For more details on Alaska’s emission reductions programs as well as status on other key environmental initiatives, see Alaska’s annual Sustainability Reports and environmental performance metrics on our website,
www.flysustainably.com/reports. The information contained on our sustainability website is not a part of this annual report on Form 10-K.

Although we do not currently anticipate that specific environmental regulation will have a material effect on our financial condition, results of operations or cash flows, new regulations or compliance issues that we do not currently anticipate could have the potential to harm our financial condition, results of operations or cash flows in future periods.

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

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM, or "unit cost"; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus capitalized operating lease liabilities) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures

Free Cash Flow Conversion - free cash flow as a percentage of adjusted net income

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

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan™ and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon, SkyWest and PenAir. In this segment, Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective capacity purchased arrangement (CPA). Additionally, Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Alaska and on behalf of Horizon

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

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

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve loss of life and result in a loss of confidence in our Company by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, bystanders and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims, and we may be forced to bear substantial economic losses from such an event. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if it is fully insured and does not involve one of our aircraft, could cause a public perception that our airlines or the aircraft we or our partners fly are less safe or reliable than other transportation alternatives. This would harm our business.

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

Factors that might impact our operations include:

•congestion, construction, and/or space constraints at airports, specifically in our hub locations of Seattle, Los Angeles, and San Francisco;

•air traffic control problems;

•adverse weather conditions;

•lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•increased security measures or breaches in security;

•contagious illness and fear of contagion;

•changes in international treaties concerning air rights;

•international or domestic conflicts or terrorist activity; and

•other changes in business conditions.

Due to our concentration of flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions than other carriers. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that require substantial compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to maintenance of aircraft, operation of airlines and broadening of consumer protections.

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state and local levels. These initiatives include increasingly stringent laws to protect the environment, minimum wage requirements, mandatory paid sick or family leave, and health care mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. New initiatives with employer-funded costs, specifically those impacting Washington State, could disproportionately increase our cost structure as compared to our competitors. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk, and impact on negotiated labor agreements.

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

Terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a significant negative effect on the airline industry, including us, and could:

•significantly reduce passenger traffic and yields as a result of a dramatic drop in demand for air travel;

•significantly increase security and insurance costs;

•make war risk or other insurance unavailable or extremely expensive;

•increase fuel costs and the volatility of fuel prices;

•increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•result in a grounding of commercial air traffic by the FAA.

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

Operation of a multi-aircraft type fleet may present standardization and training challenges.

We strive for operational efficiency, which has historically been aided by our operation of a single aircraft type fleet at each operating company. With our acquisition of Virgin America, we added additional aircraft types to our mainline fleet. Certain procedures and training remain to be completed in order to ensure standardized operations for our crews and technicians as well as a seamless experience for our guests. Any failure to complete these procedures and training may create adverse impacts on guests, employees, and our ability to run an operationally efficient airline.

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

We strive toward maintaining and improving our competitive cost structure by setting aggressive unit cost-reduction goals. This is an important part of our business strategy of offering the best value to our guests through low fares while achieving acceptable profit margins and return on capital. If we are unable to maintain our cost advantage over the long-term and achieve sustained targeted returns on invested capital, we will likely not be able to grow our business in the future or weather industry downturns. Therefore, our financial results may suffer.

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

Our strategy includes being the premier carrier for people living on the West Coast. This results in a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle, Portland, and Bay Area hubs. In 2019, passengers to and from Seattle, Portland, and the Bay Area accounted for 83% of our total guests.

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

Alaska is dependent on Boeing and Airbus as its sole suppliers for aircraft and many aircraft parts. Horizon is similarly dependent on De Havilland and Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are more vulnerable to issues associated with the supply of those aircraft and parts including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA. Should we be unable to resolve known issues with certain of our aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Should these suppliers be unable to manufacture or deliver new aircraft, we may not be able to grow our fleet at our intended rate, which could impact our financial position. Specifically, the Boeing 737 MAX aircraft was grounded by the FAA in March 2019 and remains grounded. We have 32 MAX9 aircraft on order, with 10 aircraft deliveries currently anticipated in 2020. If we are unable to receive these aircraft and future aircraft in a timely manner, our growth plans could be significantly impacted. Additionally, further consolidation amongst aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in an inability to operate our aircraft or instability in the foreign countries in which the aircraft and its parts are manufactured.

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

We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements, and frequent flyer program enhancements, and will continue to have future discussions with other airlines regarding similar activities. If other airlines participate in consolidation or reorganization, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

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

Our sensitive information is securely transmitted over public and private networks.  Our systems are subject to increasing and evolving cyber security risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies and education may not be enough to prevent all unauthorized access. A compromise of our systems, the security of our infrastructure or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation.

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

We carry, and will continue to carry for the foreseeable future, a substantial amount of debt related to aircraft lease and financing commitments. Although we aim to keep our leverage low, due to our high fixed costs, including such aircraft lease commitments and debt service, a decrease in revenues would result in a disproportionately greater decrease in earnings.

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

As of December 31, 2019, the average age of our NextGen aircraft (B737-700, -800, -900, -900ERs) was approximately 8.9 years, the average age of our A319, A320, and A321neo aircraft was approximately 8.6 years, the average age of our owned E175 aircraft was approximately 1.6 years, and the average age of our Q400 aircraft was approximately 11.7 years. Currently, our newer aircraft require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations. In addition, expenses for aircraft coming off lease could result in unplanned maintenance expense as we are required to return the leased planes in a contractually specified condition.

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
The Company's brand and reputation could be harmed if it is exposed to significant negative publicity distributed through social media.

We operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our guests or employees, can spread rapidly through social media. Should the Company not respond in a timely and appropriate manner to address negative publicity, the Company's brand and reputation may be significantly harmed. Such harm could have a negative impact on our financial results.

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

Should employees engage in job actions, such as slow-downs, sick-outs, or other actions designed to disrupt normal operations and pressure the employer to acquiesce to bargaining demands during Section 6 negotiations, although unlawful until after lengthy mediation attempts, the operation could be significantly impacted. Although we have a long track record of fostering good communications, negotiating approaches and developing other strategies to enhance workforce engagement in our long-term vision, unsuccessful attempts to strengthen relationships with union employees or loss of key personnel could divert management’s attention from other projects and issues, which could adversely affect our business and results of operations.

The inability to attract, retain and train qualified personnel, or maintain our culture, could result in guest impacts and adversely affect our business and results of operations.

We compete against other major U.S. airlines for pilots, aircraft technicians and other skilled labor. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. Attrition beyond normal levels, the inability to attract new pilots, or our key vendors' inability to attract and retain mechanics or other skilled labor positions could negatively impact our operating results. As a result, our business prospects could be harmed. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our financial position.

Our success is also dependent on cultivating and maintaining a united culture with cohesive values and goals. Much of our continued success is tied to our guest loyalty. Failure to maintain and grow the Alaska culture could strain our ability to maintain relationships with guests, suppliers, employees and other constituencies. As part of this process, we may continue to incur substantial costs for employee programs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2019:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters	—	3	—	3	18.9
B737 NextGen	124-178	153	10	163	8.9
A319/A320	119-150	10	51	61	9.7
A321neo	185-190	—	10	10	1.7
Total Mainline Fleet		166	71	237	8.9
Q400	76	26	7	33	11.7
E175	76	30	32	62	2.3
Total Regional Fleet		56	39	95	5.6
Total		222	110	332	8.0

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft. “Liquidity and Capital Resources" provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities. Note 6 to the Consolidated Financial Statements provides more information regarding leased aircraft as capitalized on our Consolidated Balance Sheets.

Alaska’s leased B737 aircraft have lease expiration dates between 2020 and 2028. Alaska’s leased A319, A320, and A321neo aircraft have expiration dates between 2020 and 2031. Horizon’s leased Q400 aircraft have expiration dates between 2022 and 2023. The leased E175 aircraft are through our capacity purchase agreement with SkyWest, which extends through 2030. Alaska has the option to extend some of the leases for additional periods.

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

At the majority of the airports we serve, we lease ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Portland, OR; Quincy, WA; and Spokane, WA, line maintenance stations in Boise, ID; San Jose, CA; Redmond, OR; Seattle, WA; Kent, WA; and Spokane, WA, and call center facilities in Phoenix, AZ, Boise, ID, and Kent, WA, and a multi-bay hangar in Portland, OR.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2019, there were 131,812,173 shares of common stock of Alaska Air Group, Inc. issued, 123,000,307 shares outstanding, and 2,131 shareholders of record. In 2019, we paid quarterly dividends of 0.35 per share in March, June, September and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2019 - October 31, 2019 (a)	117,115	$66.77	117,115
November 1, 2019 - November 30, 2019 (a)	97,053	70.06	97,053
December 1, 2019 - December 31, 2019 (a)	104,633	68.23	104,633
Total	318,801	$68.25	318,801	$487
(a)Purchased pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2014 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2014.

Comparison of 5 year Cumulative Total Return
Index Value
170
160
150
140
130
120
110
100
90
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
Alaska Air Group
Dow Jones US Airlines
S&P 500

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

We have recast our financial information for fiscal years 2017 and 2016 to reflect the impacts of the new revenue recognition accounting standard and retirement benefits accounting standard which both became applicable beginning January 1, 2018. Fiscal year 2015 was not recast to reflect the impacts of these standards, and is presented as was previously reported.

Year Ended December 31 (in millions, except per-share amounts):	2019	2018	2017	2016	2015
CONSOLIDATED OPERATING RESULTS (audited)
Operating Revenues	$8,781	$8,264	$7,894	$5,925	$5,598
Operating Expenses	7,718	7,621	6,686	4,619	4,300
Operating Income	1,063	643	1,208	1,306	1,298
Non-operating income (expense), net of interest capitalized(a)	(47)	(58)	(49)	10	14
Income before income tax	1,016	585	1,159	1,316	1,312
Net Income	$769	$437	$960	$797	$848
Average basic shares outstanding	123.279	123.230	123.211	123.557	128.373
Average diluted shares outstanding	124.289	123.975	123.854	124.389	129.372
Basic earnings per share	$6.24	$3.55	$7.79	$6.45	$6.61
Diluted earnings per share	$6.19	$3.52	$7.75	$6.41	$6.56
Cash dividends declared per share	$1.40	$1.28	$1.20	$1.10	$0.80
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	$12,993	$10,912	$10,746	$9,968	$6,530
Long-term debt, including current portion	$1,499	$2,103	$2,569	$2,964	$683
Shareholders' equity	$4,331	$3,751	$3,460	$2,744	$2,411
OPERATING STATISTICS (unaudited)(d)
Consolidated:(b)
Revenue passengers (000)	46,733	45,802	44,005	34,289	31,883
RPMs (000,000) "traffic"	56,040	54,673	52,338	37,209	33,578
ASMs (000,000) "capacity"	66,654	65,335	62,072	44,135	39,914
Load factor	84.1%	83.7%	84.3%	84.3%	84.1%
Yield	14.45¢	13.96¢	13.95¢	14.49¢	14.27¢
RASM	13.17¢	12.65¢	12.72¢	13.43¢	14.03¢
CASMex(c)	8.70¢	8.50¢	8.25¢	8.32¢	8.30¢
Mainline:
Revenue passengers (000)	35,530	35,603	34,510	24,838	22,869
RPMs (000,000) "traffic"	50,413	49,781	48,236	33,489	30,340
ASMs (000,000) "capacity"	59,711	59,187	56,945	39,473	35,912
Load factor	84.4%	84.1%	84.7%	84.8%	84.5%
Yield	13.39¢	13.01¢	13.02¢	13.18¢	12.98¢
CASMex(c)	8.00¢	7.73¢	7.50¢	7.39¢	7.39¢
Regional (b):
Revenue passengers (000)	11,203	10,199	9,495	9,452	9,015
RPMs (000,000) "traffic"	5,627	4,892	4,101	3,720	3,238
ASMs (000,000) "capacity"	6,943	6,148	5,127	4,662	4,002
Load factor	81.0%	79.6%	80.0%	79.8%	80.9%
Yield	23.90¢	23.66¢	24.96¢	26.26¢	26.37¢
(a)Capitalized interest was $15 million, $18 million, $17 million, $25 million and $34 million for 2019, 2018, 2017, 2016 and 2015.

(b)Includes flights under Capacity Purchase Agreements operated by third-party carriers.
(c)See reconciliation to the most directly related Generally Accepted Accounting Principles (GAAP) measure in the "Results of Operations" section.
(d)See "Glossary of Terms" for definitions of the abbreviated terms.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•Year in Review—highlights from 2019 outlining some of the major events that happened during the year and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. We have recast our financial information to reflect the impact of those standards. This section also includes forward-looking statements regarding our view of 2020.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments and off-balance sheet arrangements.

•Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

This section of the Form 10-K covers discussion of 2019 and 2018 results, and comparisons between those years. Discussion of 2017 results and comparisons between 2018 and 2017 have been removed from this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

YEAR IN REVIEW

In 2019, we posted our 16th consecutive annual profit on an adjusted basis and an adjusted pretax margin of 12%, which ranks among the top quartile of the industry. Our pretax income was $1.0 billion, compared to $585 million in 2018. Our 2019 pretax income on an adjusted basis (a non-GAAP financial measure) was $1.1 billion, an increase of 43% from the same measure in 2018. Adjusted pretax income for 2019 excludes $44 million of merger-related costs associated with our acquisition of Virgin America and $6 million of mark-to-market fuel hedge adjustments.

The increase in adjusted pretax income was driven largely by an increase in operating revenues of $517 million, and a decrease in fuel expense of $58 million due to lower fuel prices as compared to the prior year. These improvements were partially offset by an increase in operating expenses, excluding fuel and special items, of $243 million.

Revenue growth of $517 million was largely driven by initiatives we launched in late 2018 and early 2019, most notably our new Saver Fare product, and continued network expansion resulting in capacity growth of about 2%.

The $243 million increase in operating expenses, excluding fuel and special items, was largely due to growth in wages and benefits cost from new collective bargaining agreements and growth in our overall business, requiring an increase in frontline staffing. One of these agreements was a joint collective bargaining agreement with our aircraft mechanics, marking the last of the work groups to integrate from the Virgin America merger. This was a significant achievement and marks 2019 as the year in which we completed substantially all of the integration milestones.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

2019 Accomplishments and Highlights

Recognition and Awards

•Ranked "Highest in Customer Satisfaction Among Traditional Carriers" in 2019 by J.D. Power for the 12th year in a row.
•Named "Best U.S. Airline" by Condé Nast Traveler in their 2019 Readers Choice Awards for the second consecutive year.
•Mileage Plan™ ranked first in U.S. News & World Report's list of Best Travel Rewards Programs for the fifth time.
•Ranked as top U.S. airline in Newsweek's 2020 Best Customer Service awards.
•Named "Best Mid-Size Airline" by TripAdvisor in their 2019 Travelers Choice awards.
•Earned top spot for customer satisfaction on the American Customer Satisfaction Index Travel Report for 2018-2019.
•Named "Best Airline" by Kayak in their 2019 Travel Hacker Awards.
•Ranked the best U.S. airline in Money Magazine for the second year in a row.
•Ranked as the top U.S. airline in the Dow Jones Sustainability Index (DJSI) for the third consecutive year.

Our People and Communities

•Ranked among Forbes' 2019 global list for "World's Best Employers" for the fifth year in a row.
•Completed Flight Path, our leader-led program aimed at informing and engaging our employees, bringing over 95% of Air Group employees together to discuss our culture and future.
•Awarded $163 million in incentive pay for 2019.
•Launched LIFT, Alaska's newly renamed social and environmental impact program, complete with a week of employee volunteer events in eight cities across our network.
•Donated over $15 million and contributed more than 41,000 volunteer hours to support nonprofits in our local communities, focusing on youth and education, medical (research/transportation) and community outreach.

Shareholder Return

In 2019, we paid cash dividends of $173 million and repurchased 1,192,820 shares of our common stock for $75 million under the $1 billion share repurchase program authorized by our Board of Directors in August 2015. As of December 31, 2019, the Company has repurchased approximately 7.1 million shares for $513 million under this program.

Since 2007, we have repurchased 62 million shares of common stock for $1.7 billion for an average price of approximately $27.89 per share. In 2019, we increased our quarterly dividend 9% from $0.32 per share to $0.35 per share, and, subsequent to December 31, 2019, we announced a 7% increase to $0.375 per share for 2020. Overall, we returned $248 million to shareholders during 2019. We currently expect to increase capital returns to shareholders in 2020 to approximately $430 million, of which approximately $250 million will be from share repurchases.

Labor Update

In July 2019, our aircraft technicians, represented by AMFA, ratified an agreement to integrate Airbus technicians into the collective bargaining agreement with Boeing technicians, as well as extend the contract term by two years. The ratification of the agreement brings all of our labor groups under single collective bargaining agreements, an important milestone less than three years after the merger with Virgin America. In September 2019, Alaska's clerical, office, passenger service, ramp service and stores agents, represented by the IAM, ratified new five-year contracts. Both the IAM and AMFA agreements included signing bonuses and wage rate increases, which were implemented in the third quarter.

Outlook

With the acquisition of Virgin America largely behind us, in 2020 we will shift our focus to executing on our new five-year strategy. Integral to this long-term plan will be achieving 13% to 15% pretax margins and 4% to 6% annual capacity growth over the business cycle. Our revenue initiatives, including our Saver Fare product, provided meaningful revenue improvements in 2019, and are expected to continue to provide incremental revenue in 2020. Benefits from the synergies of the merger also provided positive impacts to our 2019 pretax margin, with the full run-rate expected by 2021. Through cross-fleeting, we were able to optimize the use of our fleet by moving larger-gauge, lower unit cost aircraft into markets with high demand.

In 2020, we anticipate the continuation of these initiatives and synergies will provide an incremental $125 million of revenue. We also expect additional revenue from initiatives we will be launching throughout 2020. In addition, we will continue our work on notable guest experience enhancement projects which are already underway. By the end of the year, we expect our entire mainline fleet will be equipped with high-speed satellite Wi-Fi, and that the majority of the interiors of our Airbus fleet will be retrofitted to align with the Boeing fleet, allowing for lower unit-costs and incremental premium revenue on Airbus aircraft. Work will also continue with the Port of Seattle to open a state-of-the-art 20-gate North Satellite Concourse at Sea-Tac Airport to be completed in 2021. These improvements, combined with our ongoing rotation of fresh, on-board menu offerings, refreshed aircraft interiors, and optimization of our network, will continue to provide our guests with more options at a significant value.

We expect to grow our combined network capacity in 2020 by approximately 3% to 4%, compared to 2% growth in 2019. Current schedules indicate competitive capacity will increase by roughly one point in the first quarter of 2020. Our capacity guidance is highly dependent on the return to service of the Boeing 737 MAX aircraft. Our current delivery schedule indicates that ten 737 MAX aircraft will be delivered in 2020, three of which were delayed from 2019, plus seven originally contracted for delivery in 2020. Should the grounding of the aircraft further delay those ten deliveries beyond our current expectations, our capacity growth could be negatively impacted.

Given another year of slower growth and increased cost pressure from higher wages, airport costs and maintenance costs, we expect unit costs to increase approximately 2% in 2020. This expectation excludes the impacts of any new labor agreements that might be reached during the year. In order to reach our long-term margin goals of 13% to 15%, we will mitigate cost pressures through a continued focus on higher productivity and lower overhead. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™, combined with our strong balance sheet and focus on low costs, give us the ability to compete successfully in the markets we serve and generate meaningful profit margins.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•By excluding fuel expense and certain special items (including merger-related and other costs) from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain special items, such as merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee incentive plan, which covers the majority of Air Group employees.

•CASM excluding fuel and certain special items is a measure commonly used by industry analysts and we believe it is an important metric by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

•Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as merger-related costs and mark-to-market hedging adjustments, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•Although we disclose our passenger unit revenues, we do not (nor are we able to) evaluate unit revenues excluding the impact that changes in fuel costs have had on ticket prices. Fuel expense represents a large percentage of our total operating expenses. Fluctuations in fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

2019 COMPARED WITH 2018

Our consolidated net income for 2019 was $769 million, or $6.19 per diluted share, compared to net income of $437 million, or $3.52 per diluted share, in 2018.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted consolidated net income for 2019 was $798 million, or $6.42 per diluted share, compared to an adjusted consolidated net income of $554 million, or $4.46 per share, in 2018. The following table reconciles our adjusted net income and earnings per diluted share (EPS) during the full year 2019 and 2018 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2019		2018
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$769	$6.19	$437	$3.52
Mark-to-market fuel hedge adjustments	(6)	(0.05)	22	0.18
Special items - merger-related costs	44	0.35	87	0.70
Special items - other (a)	—	—	45	0.36
Income tax effect on special items and fuel hedge adjustments	(9)	(0.07)	(37)	(0.30)
Non-GAAP adjusted net income and diluted EPS	$798	$6.42	$554	$4.46
(a)Special items - other relates to the employee tax reform bonus awarded in January 2018 and a $20 million contract termination fee incurred in December 2018.

CASM is summarized below:

	Twelve Months Ended December 31,
	2019		2018		% Change
Consolidated:
Total CASM	11.58	¢	11.66	¢	(0.7)%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.82		2.96		(4.7)%
Special items - merger-related costs	0.06		0.13		(53.8)%
Special items - other(a)	—		0.07		NM
CASM, excluding fuel and special items	8.70	¢	8.50	¢	2.3%

Mainline:
Total CASM	10.73	¢	10.78	¢	(0.5)%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.65		2.83		(6.4)%
Special items - merger-related costs(a)	0.08		0.14		(42.9)%
Special items - other(a)	—		0.08		NM
CASM, excluding fuel and special items	8.00	¢	7.73	¢	3.5%
(a)Special items - other relates to the employee tax reform bonus awarded in January 2018 and a $20 million contract termination fee incurred in December 2018.

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. Certain historical information has been adjusted to reflect the adoption of new accounting standards. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Twelve Months Ended December 31,
	2019	2018	Change	2017	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	46,733	45,802	2.0%	44,005	4.1%
RPMs (000,000) "traffic"	56,040	54,673	2.5%	52,338	4.5%
ASMs (000,000) "capacity"	66,654	65,335	2.0%	62,072	5.3%
Load factor	84.1	83.7%	0.4 pts	84.3%	(0.6) pts
Yield(d)	14.45¢	13.96¢	3.5%	13.95¢	0.1%
RASM(d)	13.17¢	12.65¢	4.2%	12.72¢	(0.6)%
CASM excluding fuel and special items(b)(d)	8.70¢	8.50¢	2.3%	8.25¢	3.0%
Economic fuel cost per gallon(b)	$2.19	$2.28	(3.9)%	$1.82	25.3%
Fuel gallons (000,000)	862	839	2.7%	797	5.3%
ASM's per gallon	77.3	77.9	(0.8)%	77.9	—%
Average number of full-time equivalent employees (FTEs)	22,126	21,641	2.2%	20,183	7.2%
Employee productivity (PAX/FTEs/months)	176.0	176.4	(0.2)%	181.7	(2.9)%
Mainline Operating Statistics:
Revenue passengers (000)	35,530	35,603	(0.2)%	34,510	3.2%
RPMs (000,000) "traffic"	50,413	49,781	1.3%	48,236	3.2%
ASMs (000,000) "capacity"	59,711	59,187	0.9%	56,945	3.9%
Load factor	84.4	84.1%	0.3 pts	84.7%	(0.6) pts
Yield(d)	13.39¢	13.01¢	2.9%	13.02¢	(0.1)%
RASM(d)	12.36¢	11.93¢	3.6%	12.00¢	(0.6)%
CASM excluding fuel and special items(b)(d)	8.00¢	7.73¢	3.5%	7.50¢	3.1%
Economic fuel cost per gallon(b)	$2.17	$2.27	(4.4)%	$1.82	24.7%
Fuel gallons (000,000)	731	727	0.6%	706	3.0%
ASM's per gallon	81.7	81.4	0.4%	80.7	0.9%
Average number of FTEs	16,642	16,353	1.8%	15,653	4.5%
Aircraft utilization	10.9	11.2	(2.7)%	11.2	—%
Average aircraft stage length	1,299	1,298	0.1%	1,301	(0.2)%
Mainline operating fleet at period-end	237 a/c	233 a/c	4 a/c	221 a/c	12 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	11,203	10,199	9.8%	9,495	7.4%
RPMs (000,000) "traffic"	5,627	4,892	15.0%	4,101	19.3%
ASMs (000,000) "capacity"	6,943	6,148	12.9%	5,127	19.9%
Load factor	81.0	79.6%	1.4 pts	80.0%	(0.4) pts
Yield(d)	23.90¢	23.66¢	1.0%	24.96¢	(5.2)%
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Information for 2017 has been adjusted to reflect the adoption of new accounting standards.

OPERATING REVENUES

Total operating revenues increased $517 million, or 6%, during 2019 compared to the same period in 2018. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2019	2018	% Change
Passenger revenue	$8,095	$7,631	6.1%
Mileage Plan other revenue	465	434	7.1%
Cargo and other	221	199	11.1%
Total operating revenues	$8,781	$8,264	6.3%

Passenger Revenue

On a consolidated basis, passenger revenue for 2019 increased by $464 million, or 6%, on a 2% increase in capacity, and a 4.2% increase in unit revenues. The capacity increase was driven by the continued expansion of our network and fleet growth over the past year. Unit revenues increased largely due to our current year revenue initiatives, including our Saver Fare product, implemented as a part of a broader plan to drive revenue growth, and the realization of synergies from our acquisition of Virgin America.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $31 million, or 7%, as compared to 2018, primarily due to increased miles purchased by our affinity card partner consistent with the overall growth in cardholders.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue increased $22 million, or 11%, from 2018. The increase is primarily attributable to increased freight and mail volumes from our three freighters as a result of the annualization of new contracts entered into late in 2018 and revenue from our subleased slots at LaGuardia and Reagan National airports.

OPERATING EXPENSES

Total operating expenses increased $97 million, or 1%, compared to 2018. We consider it useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2019	2018	% Change
Fuel expense	$1,878	$1,936	(3.0)%
Non-fuel expenses	5,796	5,553	4.4%
Special items - merger-related costs	44	87	(49.4)%
Special items - other	—	45	NM
Total Operating Expenses	$7,718	$7,621	1.3%

Significant operating expense variances from 2018 are more fully described below.

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

Aircraft fuel expense decreased $58 million, or 3%, compared to 2018. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2019		2018
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,868	$2.17	$1,938	$2.31
(Gain)/loss on settled hedges	16	0.02	(24)	(0.03)
Consolidated economic fuel expense	$1,884	$2.19	$1,914	$2.28
Mark-to-market fuel hedge adjustments	(6)	(0.01)	22	0.03
GAAP fuel expense	$1,878	$2.18	$1,936	$2.31
Fuel gallons	862		839

Raw fuel expense per gallon decreased 6% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as the refining costs associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2019 was driven by a 12% decrease in crude oil prices, partially offset by a 9% increase in refining margins, as compared to the prior year. Fuel gallons consumed increased by 23 million, or 3%, consistent with the increase in capacity of 2%, and a 3% increase in block hours.

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

Losses recognized for hedges that settled during the year were $16 million in 2019, compared to gains of $24 million in 2018. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

As of the date of this filing, we expect our economic fuel price per gallon to increase approximately 4% in the first quarter of 2020, as compared to the first quarter of 2019 due to increasing crude oil prices, offset by a slight decrease in refining margins. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Wages and Benefits

Wages and benefits increased during 2019 by $180 million, or 8%, compared to 2018. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2019	2018	% Change
Wages	$1,760	$1,658	6.2%
Pension - Defined benefit plans	42	48	(12.5)%
Defined contribution plans	132	126	4.8%
Medical and other benefits	311	245	26.9%
Payroll taxes	125	113	10.6%
Total wages and benefits	$2,370	$2,190	8.2%

Wages and payroll taxes increased by a combined $114 million on a 2.2% increase in FTEs. The increase in FTEs is attributable to the growth in our business. Additionally, the increase in wages is driven by the recognition of approximately $24 million in one-time costs following the ratification of the AMFA and IAM contracts in the third quarter, as well as the impact of increased wage rates for our labor groups as compared to the prior-year period.

Medical and other benefits expense increased $66 million, or 27%, primarily due to FTE growth, rising medical costs, a greater occurrence of high-dollar value claims in 2019 as compared to the prior year, and increases in the obligation for our pilots long-term disability plan.

We expect wages and benefits expense to be higher in 2020 compared to 2019 on an approximate 3% increase in FTEs. Our guidance does not include the impact of any future agreements we may reach with represented work groups in 2020, most notably our mainline pilots whose contract becomes amendable in April 2020.

Variable Incentive Pay

Variable incentive pay expense increased to $163 million in 2019 from $147 million in 2018 due to a higher wage base upon which the achievement percentage is applied, as well as a greater achievement of our stated goals, as compared to the prior year.

Aircraft Maintenance

Aircraft maintenance costs increased by $2 million compared to 2018. Although not a significant increase overall, core maintenance costs were higher resulting from a larger volume of airframe and engine maintenance checks as compared to the prior year, particularly on our Airbus fleet. This was partially offset by lower costs associated with our leased Airbus aircraft.

We expect aircraft maintenance expense to increase 17% to 19% in 2020 due to increased volume of engine maintenance checks on our Airbus and B737-800 fleets, as well as increased costs associated with the return of certain leased Airbus aircraft.

Aircraft Rent

Aircraft rent expense increased $16 million, or 5%, compared to 2018, primarily due to the the addition of two A321neos to our Mainline fleet and the annualization of rent on our leased E175s under the CPA agreement with SkyWest.

We expect aircraft rent to be flat in 2020.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $32 million, or 6%, compared to 2018, primarily driven by a 2% increase in capacity and rate increases at many of our hub airports.

We expect landing fees and other rental expense to grow 9% to 12% in 2020 as we continue to add capacity to our network. We also expect rate increases at many airports we serve, specifically our hubs, as significant capital programs are underway and will be included in our lease rates.

Selling Expenses

Selling expenses decreased by $13 million, or 4%, compared to 2018 due to improvements in our credit card rates, as well as decreased spending on advertising as compared to the prior year.

We expect selling expense to decrease slightly in 2020, due primarily to ongoing reductions in overall advertising and sponsorship spend, and an expected shift in distribution to lower-cost channels.

Depreciation and Amortization

Depreciation and amortization expenses increased by $25 million, or 6%, compared to 2018, primarily due to the addition of four owned B737-900ERs and four owned E175s to our fleet since December 31, 2018.

We expect depreciation and amortization expense to increase 4% to 6% in 2020, primarily due to the full year impact of depreciation on aircraft delivered in 2019 and the impact of 737 MAX aircraft scheduled for delivery in 2020.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $12 million, or 8%, in 2019 compared to 2018. The increase is primarily due to a 3.3% increase in capacity flown by SkyWest as compared to the prior year and higher CPA rates.

We expect third-party regional carrier expense to be flat in 2020 as there is no expected growth in the number of aircraft to be operated by SkyWest.

Special Items - Merger-Related Costs

We recorded $44 million of merger-related costs in 2019 associated with our ongoing integration of former Virgin America operations, compared to $87 million in 2018. Costs incurred in 2019 consisted primarily of expenses associated with Airbus flight attendant and pilot vacation balances, which were subject to a one-time true-up in accordance with the integrated labor agreements, as well as certain technology integration costs. We expect to incur merger-related costs in 2020, although at a lesser rate.

Consolidated Non-operating Income (Expense)

During 2019 we recorded net non-operating expense of $47 million, compared to $58 million in 2018. The decrease is primarily due to lower interest expense as compared to 2018 as a result of an overall reduction in our debt balance and a reduction in average interest rates.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 13 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $993 million in 2019 compared to $809 million in 2018. The $184 million increase in pretax profit was primarily driven by a $318 million increase in Mainline operating revenue and a $63 million decrease in Mainline fuel expense. These increases were partially offset by a $201 million increase in Mainline non-fuel operating expenses.

Mainline revenue increased primarily due to a 3% increase in yields and a slight increase in load factor as compared to the prior year. Lower raw fuel prices, offset by an increase in gallons consumed, drove the decrease in Mainline fuel expense. Non-fuel operating expense increased due to a $24 million signing bonus and higher wage rates from new contracts with our IAM and AMFA employees, as well as increased aircraft ownership and maintenance costs.

Regional

Our Regional operations generated a pretax profit of $2 million in 2019 compared to a pretax loss of $100 million in 2018. The improvement was primarily attributable to a $197 million increase in operating revenues, partially offset by $73 million higher non-fuel operating expense and $33 million increase in fuel costs. Increased revenues and non-fuel operating expenses is primarily driven by the 13% increase in capacity.

Horizon

Horizon achieved a pretax profit of $38 million in 2019 compared to $27 million in 2018. The change was primarily driven by a 22% increase in capacity growth attributable to four E175 aircraft added to Horizon's fleet over the past year and improved cost management through better productivity and improved operational performance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Our existing cash and marketable securities balance of $1.5 billion, and our expected cash from operations;

•Our 133 unencumbered aircraft in the operating fleet as of December 31, 2019, that could be financed, if necessary; and

•Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the consolidated financial statements.

In 2019, we took delivery of four owned B737-900ER and four owned E175 aircraft, and made net debt payments totaling $608 million, undertaken as part of our broader plan of reducing balance sheet leverage and lowering interest expense. As part of this overall reduction plan, as of December 31, 2019, we have paid off approximately 75% of the debt sourced to fund the Virgin America acquisition. We also continued to return capital to our shareholders by paying dividends totaling $173 million and repurchasing $75 million of our common stock. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with investment grade credit ratings.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	December 31, 2019	December 31, 2018	Change
Cash and marketable securities	$1,521	$1,236	$285
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	22%	20%	2 pts
Long-term debt, net of current portion	$1,264	$1,617	$(353)
Shareholders’ equity	$4,331	$3,751	$580

Debt-to-capitalization, adjusted for operating leases

(in millions)	December 31, 2019	December 31, 2018	Change
Long-term debt, net of current portion	$1,264	$1,617	(22)%
Capitalized operating leases(a)	1,708	1,768	(a)
Adjusted debt	$2,972	$3,385
Shareholders' equity	4,331	3,751	15%
Total invested capital	7,303	7,136	2%

Debt-to-capitalization, including operating leases	41%	47%
(a) Following the adoption of the new lease accounting standard on January 1, 2019, this represents the total capitalized Operating lease liability, whereas prior year periods were calculated utilizing the present value of aircraft lease payments. This change had no meaningful impact to the ratio.

Net adjusted debt to earnings before interest, taxes, depreciation, amortization, special items and rent

(in millions)	December 31, 2019
Adjusted debt	$2,972
Current portion of long-term debt	235
Total adjusted debt	3,207
Less: Cash and marketable securities	(1,521)
Net adjusted debt	$1,686

(in millions)	Year-ended December 31, 2019
GAAP Operating Income	$1,063
Adjusted for:
Special items	44
Mark-to-market fuel hedge adjustments	(6)
Depreciation and amortization	423
Aircraft rent	331
EBITDAR	$1,855

Net adjusted debt to EBITDAR	0.9x

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.7 billion in 2019 compared to $1.2 billion in 2018. The increase of $527 million is primarily due to a $332 million increase in our net income and an increase in advance ticket sales on an expected increase in first quarter capacity as compared to the prior year. These increases were partially offset by a $65 million voluntary pension contribution.

We typically generate positive cash flows from operations, and expect to use that cash flow to buy aircraft and capital equipment, to make debt payments, and to return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $791 million during 2019, compared to $631 million in 2018. Our capital expenditures were $696 million, or $264 million lower than in 2018, primarily driven by lower cash outlays for deliveries of and advance deposits on aircraft in 2019 as compared to the same period of 2018. Our net purchases of marketable securities were $136 million in 2019, compared to net sales of $282 million in 2018. The shift to net purchases is primarily driven by stronger operating cash flows as compared to 2018. Internally, we analyze and manage our cash and marketable securities balance in the aggregate.

Cash Used in Financing Activities

Cash used in financing activities was $813 million during 2019, compared to cash used in financing activities of $647 million in 2018. During the year, we made debt payments of $1.1 billion, repurchased $75 million of our common stock and paid cash dividends of $173 million. These payments were partially offset by the receipt of funds from new secured debt financing of $450 million in 2019. This compares to our activity in 2018, which consisted of net debt payments of $468 million, repurchases of $50 million of our common stock and cash dividend payments of $158 million.

We plan to meet our future capital and operating commitments through our cash and investments on hand, internally generated cash from operations, along with additional debt financing if necessary.

Bank Lines of Credit

We have three credit facilities with availability totaling $516 million, including one $250 million credit facility, one $150 million credit facility, and one $116 million credit facility. We have secured letters of credit against the $116 million facility, but have no plans to borrow using either of the two remaining facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase and Lease Commitments

As of December 31, 2019, we have firm orders to purchase 35 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2023 through 2025. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire up to 37 additional 737 MAX aircraft with deliveries from 2021 through 2024 and 30 E175 aircraft with deliveries from 2021 to 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.
We expect capital expenditures to be approximately $750 million in 2020, pending 737 MAX deliveries and any decision made for future aircraft orders. We have included in the table below the three undelivered aircraft from 2019 in our 2020 delivery schedule. The total of ten deliveries is subject to change based on the ongoing FAA grounding of the aircraft.

The following table summarizes our contractual fleet count by year, as of February 12, 2020:

	Actual Fleet Count		Contractual Deliveries(a)
Aircraft	Dec 31, 2018	Dec 31, 2019	2020 Changes	Dec 31, 2020	2021 Changes	Dec 31, 2021
B737 Freighters	3	3	—	3	—	3
B737 Passenger Aircraft(c)	159	163	10	173	7	180
Airbus Passenger Aircraft	71	71	(1)	70	(9)	61
Total Mainline Fleet	233	237	9	246	(2)	244
Q400 operated by Horizon(b)	39	33	(1)	32	—	32
E175 operated by Horizon(b)	26	30		30	—	30
E175 operated by third party(b)	32	32	—	32	—	32
Total Regional Fleet	97	95	(1)	94	—	94
Total	330	332	8	340	(2)	338
(a)The expected fleet counts at December 31, 2020 and 2021 reflect contractual lease returns, and is subject to change pending our long-term fleet decisions and strategies for future acquisition of aircraft.
(b)Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.
(c)All three of our Boeing 737 MAX9 aircraft that were originally scheduled for delivery in 2019 have been shifted to 2020 in light of the MAX grounding.

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

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2020	50%	$70	$2
Second Quarter 2020	50%	$67	$2
Third Quarter 2020	40%	$67	$2
Fourth Quarter 2020	30%	$65	$2
Full Year 2020	42%	$68	$2
First Quarter 2021	20%	$63	$2
Second Quarter 2021	10%	$64	$2
Full Year 2021	7%	$63	$2

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2019. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	2020	2021	2022	2023	2024	Beyond	Total
Current and long-term debt obligations	$235	$281	$243	$173	$153	$420	$1,505
Aircraft leases commitments	324	295	269	212	160	660	1,920
Facility lease commitments	11	8	7	7	7	85	125
Aircraft maintenance deposits	73	62	51	26	6	2	220
Aircraft purchase commitments	531	487	347	206	31	26	1,628
Interest obligations(a)	43	36	27	21	16	25	168
Other obligations(b)	152	173	181	186	192	885	1,769
Total	$1,369	$1,342	$1,125	$831	$565	$2,103	$7,335
(a)For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2019.
(b)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, for which there are no minimum required contributions given the funded status of the plans. The unfunded liability for our qualified defined-benefit pension plans was $363 million at December 31, 2019, compared to a $367 million unfunded position at December 31, 2018. This results in an 86% funded status on a projected benefit obligation basis compared to 84% funded as of December 31, 2018. We made a voluntary contribution of$65 million to the plans in 2019.

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

In 2019, we made tax payments, net of refunds, totaling $31 million, and had an effective tax rate of 24.3%. We believe that we will have the liquidity available to make our future tax payments.

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

FREQUENT FLYER PROGRAMS

Alaska's Mileage Plan™ loyalty program awards mileage credits to members who fly on our airlines and our airline partners, referred to as flown miles. We also sell services, including miles for transportation, Companion Fare™ certificates, bag fee waivers, and access to our brand and customer lists to major banks that offer Alaska co-brand credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels, and car rental agencies. The outstanding miles may be redeemed for travel on our airlines or eligible airline partners, and for non-airline products such as hotels. As long as the Mileage Plan™ is in existence, we have an obligation to provide future travel.
Mileage credits and the various other services we sell under our loyalty program represent performance obligations that are part of a multiple deliverable revenue arrangement. Accounting guidance requires that we use a relative standalone selling price allocation to allocate consideration received to the material performance obligations in these contracts. Our relative standalone selling price allocation models are refreshed when contracts originate or are materially modified. We also update our model annually based on observed volumes.

At December 31, 2019, we had approximately 262 billion miles outstanding, resulting in an aggregate deferred revenue balance of $2.0 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.
1.The rate at which we defer sales proceeds related to services sold:

We estimate the standalone selling price for each performance obligation, including mileage credits, by considering multiple inputs and methods, including but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded, and the number of miles redeemed. We estimate the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables.

2.The number of miles that will not be redeemed for travel (breakage):

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil component of jet fuel, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash paid for hedge premiums. We believe there is risk in not hedging against fuel price increases. We estimate that a hypothetical 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2019 would change the fair value of our crude oil hedge portfolio to approximately $3 million or $33 million.

Our portfolio value of fuel hedge contracts was $11 million at December 31, 2019 compared to a portfolio value of $4 million at December 31, 2018. We did not have any collateral held by counterparties to these agreements as of December 31, 2019.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable-rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable-rate debt held during 2019 would have correspondingly changed our net earnings and cash flows associated with these items by less than $5 million. Our variable-rate debt represents approximately 69% and 70% of our total long-term debt as of December 31, 2019 and December 31, 2018. Approximately $717 million of the Company's total variable-rate notes payable were effectively fixed via interest rate swaps at December 31, 2019.

Our exposure to interest rate variability is further mitigated through our variable-rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2019, interest income would increase by approximately $12 million.

Our variable-rate instruments, including long-term debt, interest rate swaps, and credit facilities, all make reference to the London Interbank Offered Rate (LIBOR) as the interest rate benchmark. It is expected that after 2021, LIBOR will be discontinued as a reference rate. In the event of the discontinuance of LIBOR, we will need to transition our LIBOR-based contracts to a mutually agreed-upon alternate benchmark rate, which effectively places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of LIBOR. At this time, we do not anticipate that the discontinuance of LIBOR will materially impact our liquidity or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$1,876	$1,832	$2,288	$2,156	$2,389	$2,212	$2,228	$2,064
Operating income	25	29	364	271	422	297	252	46
Net income	4	4	262	193	322	217	181	23
Basic earnings per share(a)	0.03	0.03	2.12	1.57	2.61	1.76	1.47	0.19
Diluted earnings per share(a)	0.03	0.03	2.11	1.56	2.60	1.75	1.46	0.19
(a)For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 – Leases.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Mileage Plan™ Model
As discussed in Note 2 to the consolidated financial statements, the Company has a Mileage Plan™ loyalty program which provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. The Company utilizes a complex model to account for the Mileage Plan™ program, which involves numerous inputs and assumptions. Deferred revenues related to the Mileage Plan™ program were $2.0 billion as of December 31, 2019. Associated Mileage Plan™ revenues recognized from deferred revenue and recorded in passenger revenue were $704 million for the year ended December 2019.

We identified the assessment of the Mileage Plan™ model as a critical audit matter. This was due to the high degree of auditor judgment to assess that sufficient audit evidence was obtained over the complex design of the model as well as the key inputs and assumptions used to develop the estimates. Key inputs include miles credited and miles redeemed and key assumptions include estimated breakage and the standalone selling price of a mile.

The primary procedures we performed to address this critical audit matter included the following. We tested certain   internal controls over the Company’s Mileage Plan™ process, including controls over the integrity of the model as well as key inputs and key assumptions utilized in the model. We reperformed key calculations utilized in the Mileage Plan™ accounting model. We tested that the miles credited and miles redeemed inputs matched information technology system data. We inspected that the Company’s methodology to develop key assumptions was consistent with historical methods. We compared the breakage rate assumption to historical breakage and breakage rates used by others in the airline industry. We considered changes in the Mileage Plan™ program terms and customer behavior for potential changes in the breakage rate. We evaluated the fluctuation in the standalone selling price of a mile assumption by comparing it to changes in passenger ticket fares. We compared the standalone selling price of a mile assumption to other data points including miles sold on the Company’s website and the contractual rates that miles are sold to other airline and bank partners. We evaluated fluctuations in Mileage Plan™ balances in relation to program changes, economic conditions, and observed industry trends and events.

In addition, we evaluated the overall sufficiency of audit evidence obtained over the Mileage Plan™ model.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Seattle, Washington
February 12, 2020

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$221	$105
Marketable securities	1,300	1,131
Total cash and marketable securities	1,521	1,236
Receivables - net	323	366
Inventories and supplies - net	72	60
Prepaid expenses and other current assets	121	125
Total Current Assets	2,037	1,787

Property and Equipment
Aircraft and other flight equipment	8,549	8,221
Other property and equipment	1,306	1,363
Deposits for future flight equipment	533	439
	10,388	10,023
Less accumulated depreciation and amortization	3,486	3,242
Total Property and Equipment - Net	6,902	6,781

Other Assets
Operating lease assets	1,711	—
Goodwill	1,943	1,943
Intangible assets - net	122	127
Other noncurrent assets	278	274
Total Other Assets	4,054	2,344

Total Assets	$12,993	$10,912

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$146	$132
Accrued wages, vacation and payroll taxes	470	415
Air traffic liability	900	788
Other accrued liabilities	431	416
Deferred revenue	750	705
Current portion of operating lease liabilities	269	—
Current portion of long-term debt	235	486
Total Current Liabilities	3,201	2,942

Long-Term Debt, Net of Current Portion	1,264	1,617

Other Liabilities and Credits
Long-term operating lease liabilities, net of current portion	1,439	—
Deferred income taxes	715	512
Deferred revenue	1,240	1,169
Obligation for pension and postretirement medical benefits	571	503
Other liabilities	232	418
Total Other Liabilities and Credits	4,197	2,602

Commitments and Contingencies (Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2019 - 131,812,173 shares; 2018 - 130,813,476 shares, Outstanding: 2019 - 123,000,307 shares; 2018 - 123,194,430 shares	1	1
Capital in excess of par value	305	232
Treasury stock (common), at cost: 2019 - 8,811,866 shares; 2018 - 7,619,046 shares	(643)	(568)
Accumulated other comprehensive loss	(465)	(448)
Retained earnings	5,133	4,534
	4,331	3,751
Total Liabilities and Shareholders' Equity	$12,993	$10,912

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2019	2018	2017
Operating Revenues
Passenger revenue	$8,095	$7,631	$7,301
Mileage Plan other revenue	465	434	418
Cargo and other	221	199	175
Total Operating Revenues	8,781	8,264	7,894

Operating Expenses
Wages and benefits	2,370	2,190	1,931
Variable incentive pay	163	147	135
Aircraft fuel, including hedging gains and losses	1,878	1,936	1,447
Aircraft maintenance	437	435	391
Aircraft rent	331	315	274
Landing fees and other rentals	531	499	460
Contracted services	289	306	314
Selling expense	313	326	368
Depreciation and amortization	423	398	372
Food and beverage service	214	211	195
Third-party regional carrier expense	166	154	121
Other	559	572	562
Special items - merger-related costs	44	87	116
Special items - other	—	45	—
Total Operating Expenses	7,718	7,621	6,686
Operating Income	1,063	643	1,208

Non-operating Income (Expense)
Interest income	42	38	34
Interest expense	(78)	(91)	(103)
Interest capitalized	15	18	17
Other - net	(26)	(23)	3
	(47)	(58)	(49)
Income Before Income Tax	1,016	585	1,159
Income tax expense	247	148	436
Special income tax benefit	—	—	(237)
Total Income Tax Expense	$247	$148	$199
Net Income	$769	$437	$960

Basic Earnings Per Share	$6.24	$3.55	$7.79
Diluted Earnings Per Share	$6.19	$3.52	$7.75
Shares used for computation:
Basic	123.279	123.230	123.211
Diluted	124.289	123.975	123.854

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2019	2018	2017

Net Income	$769	$437	$960

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	31	(14)	(4)
Reclassification of (gains) losses into Other-net non-operating income (expense)	(5)	8	1
Income tax benefit (expense)	(6)	2	1
Total	20	(4)	(2)

Related to employee benefit plans:
Actuarial losses related to pension and other postretirement benefit plans	(71)	(34)	(123)
Reclassification of net pension expense into Wages and benefits and Other-net non-operating income	32	28	22
Income tax benefit (expense)	10	2	24
Total	(29)	(4)	(77)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(13)	—	1
Reclassification of losses into Aircraft rent	3	3	5
Income tax benefit (expense)	2	(1)	(2)
Total	(8)	2	4

Other Comprehensive Loss	(17)	(6)	(75)

Comprehensive Income	$752	$431	$885

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2016	123.328	$1	$110	$(443)	$(305)	$3,381	$2,744
2017 net income	—	—	—	—	—	960	960
Other comprehensive income (loss)	—	—	—	—	(75)	—	(75)
Common stock repurchases	(0.981)	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	34	—	—	—	34
Cash dividend declared ($1.20 per share)	—	—	—	—	—	(148)	(148)
Stock issued for employee stock purchase plan	0.407	—	24	—	—	—	24
Stock issued under stock plans	0.307	—	(4)	—	—	—	(4)
Balances at December 31, 2017	123.061	1	164	(518)	(380)	4,193	3,460
Reclassification of tax effects to retained earnings	—	—	—	—	(62)	62	—
2018 net income	—	—	—	—	—	437	437
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Common stock repurchases	(0.776)	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	36	—	—	—	36
Cash dividend declared ($1.28 per share)	—	—	—	—	—	(158)	(158)
Stock issued for employee stock purchase plan	0.632	—	35	—	—	—	35
Stock issued under stock plans	0.277	—	(3)	—	—	—	(3)
Balances at December 31, 2018	123.194	1	232	(568)	(448)	4,534	3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
2019 net income	—	—	—	—	—	769	769
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Common stock repurchases	(1.193)	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	36	—	—	—	36
Cash dividend declared ($1.40 per share)	—	—	—	—	—	(173)	(173)
Stock issued for employee stock purchase plan	0.785	—	40	—	—	—	40
Stock issued under stock plans	0.214	—	(3)	—	—	—	(3)
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
(a)Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$769	$437	$960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	398	372
Stock-based compensation and other	29	47	55
Changes in certain assets and liabilities:
Changes in deferred tax provision	209	146	45
(Increase) decrease in accounts receivable	43	(25)	(39)
Increase (decrease) in air traffic liability	112	(18)	45
Increase (decrease) in deferred revenue	116	149	191
Changes in pension and other postretirement benefits	68	52	17
Pension contribution	(65)	—	(15)
Other - net	18	9	(41)
Net cash provided by operating activities	1,722	1,195	1,590
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(356)	(686)	(804)
Other flight equipment	(178)	(105)	(96)
Other property and equipment	(162)	(169)	(126)
Total property and equipment additions	(696)	(960)	(1,026)
Purchases of marketable securities	(1,810)	(834)	(1,569)
Sales and maturities of marketable securities	1,674	1,116	1,388
Proceeds from disposition of assets and changes in restricted deposits	41	47	78
Net cash used in investing activities	(791)	(631)	(1,129)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	450	339	—
Long-term debt payments	(1,058)	(807)	(397)
Common stock repurchases	(75)	(50)	(75)
Cash dividend paid	(173)	(158)	(148)
Other financing activities	43	29	28
Net cash used in financing activities	(813)	(647)	(592)
Net increase (decrease) in cash, cash equivalents, and restricted cash	118	(83)	(131)
Cash, cash equivalents, and restricted cash at beginning of year	114	197	328
Cash, cash equivalents, and restricted cash at end of year	$232	$114	$197

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$60	$72	$84
Income taxes, net of refunds received	31	—	177

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$221	$105	$194
Restricted cash included in Other noncurrent assets	11	9	3
Total cash, cash equivalents, and restricted cash at end of the period	$232	$114	$197
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. Our consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $7 million and $5 million at December 31, 2019 and 2018, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $41 million and $39 million at December 31, 2019 and 2018. Inventory and supplies—net also includes fuel inventory of $28 million and $24 million at December 31, 2019 and 2018. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 737, Airbus A319/A320, and E175 aircraft	20-25 years	10%
Bombardier Q400 aircraft	15 years	5%
Buildings	25 - 40 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3-10 years	—%
Other furniture and equipment	5-10 years	—%

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. The total balance of goodwill is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in Q4, or more frequently if events or circumstances indicate than an impairment may exist. If fair value of the reporting unit does not exceed the carrying amount, an impairment charge may be recorded. In 2019, the fair value of the reporting unit with goodwill substantially exceeded its carrying value.

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

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of

(i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes accounting maintenance deposits based on the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. Aircraft maintenance deposits were $143 million and $90 million as of December 31, 2019 and December 31, 2018.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities and was not material as of December 31, 2019 and December 31, 2018. The expense is included in Aircraft maintenance in the consolidated statements of operations.

Advertising Expenses

The Company's advertising expenses include advertising and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $72 million, $79 million and $91 million during the years ended December 31, 2019, 2018 and 2017.

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

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill, intangible assets and certain other assets and liabilities. The Company determines the fair value of these items using Level 3 inputs, as described in Note 4.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2019, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2019, 2018, and 2017, anti-dilutive stock options excluded from the calculation of EPS were not material.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)" which amended Topic 842 to provide companies an alternative transition method which would not require adjusting comparative period financial information. The Company elected this transition method upon adoption on January 1, 2019. As a result, the Company recorded a cumulative-effect adjustment to the opening balance of retained earnings upon transition. This adjustment is discussed further in Note 6.

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

Passenger revenue recognized in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2019	2018	2017
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$6,824	$6,482	$6,246
Passenger ancillary revenue	567	530	514
Mileage Plan passenger revenue	704	619	541
Total passenger revenue	$8,095	$7,631	$7,301

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

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the twelve months ended December 31, 2019 and 2018 was 17.4%. The Company reviews the breakage rate used on an annual basis.

Co-brand credit card agreements and other

In addition to mileage credits, the co-brand credit card agreements, referred to herein as the Agreements, also include performance obligations for waived bag fees, Companion Fare™ offers to purchase an additional ticket at a discount, marketing, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and frequent flyer member lists), which is the predominant element in the Agreement. The co-brand card bank partners are the customer for some elements, including the brand and marketing, while the Mileage Plan™ member is the customer for other elements such as mileage credits, bag waivers, and companion fares.

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

Consideration received from the banks is variable and is primarily from consumer spend on the card, among other items. The Company allocates consideration to each of the performance obligations, including mileage credits, waived bag fees, companion fares, and brand and marketing, using their relative standalone selling price. Because the performance obligation related to providing use of intellectual property including the brand is satisfied over time, it is recognized in Mileage PlanTM other revenue in the period that those elements are sold. The Company records passenger revenue related to the air transportation and certificates for discounted companion travel when the transportation is delivered.

In contracts with non-bank partners, the Company has identified two performance obligations in most cases - travel and brand. The travel performance obligation is deferred until the transportation is provided in the amount of the estimated standalone selling price of the ticket, less breakage, and the brand performance obligation is recognized using the residual method as commission revenue when the brand element is sold. Mileage credit sales recorded under the residual approach are immaterial to the overall program.

Interline loyalty

Alaska has interline arrangements with certain airlines whereby its members may earn and redeem Mileage Plan™ credits on those airlines, and members of a partner airline’s loyalty program may earn and redeem frequent flyer program credits on flights operated by Alaska and its regional partners. When a Mileage Plan™ member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company which is deferred until credits are redeemed. When a Mileage Plan™ member redeems credits on a partner airline, the Company pays a contractually agreed upon fee to the other airline, which is netted against the revenue recognized associated with the award travel. When a member of a partner airline redeems frequent flyer credits on Alaska, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns frequent flyer program credits on an Alaska flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2019	2018	2017
Passenger revenue	$704	$619	$541
Mileage Plan other revenue	465	434	418
Total Mileage Plan revenue	$1,169	$1,053	$959

Mileage Plan other revenue is primarily brand and marketing revenue from our affinity card products.

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

Cargo and other revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2019	2018	2017
Cargo revenue	$133	$129	$115
Other revenue	88	70	60
Total Cargo and other revenue	$221	$199	$175

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

Air traffic liability included on the consolidated balance sheets represents the remaining obligation associated with passenger tickets and ancillary services. The air traffic liability balance fluctuates with seasonal travel patterns. The Company recognized Passenger revenue of $577 million and $583 million from the 2018 and 2017 year-end air traffic liability balance during the twelve months ended December 31, 2019 and 2018.

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

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $105 million and $119 million of such receivables as of December 31, 2019 and December 31, 2018.

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

	Twelve Months Ended December 31,
	2019	2018
Total Deferred Revenue balance at January 1	$1,874	$1,725
Travel miles and companion certificate redemption - Passenger revenue	(704)	(619)
Miles redeemed on partner airlines - Other revenue	(111)	(90)
Increase in liability for mileage credits issued	931	858
Total Deferred Revenue balance at December 31	$1,990	$1,874

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems (GDS) booking fees are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $27 million and $23 million as of December 31, 2019 and December 31, 2018. The Company recorded related expense on the consolidated statement of operations of $208 million, $217 million and $238 million for the twelve months ended December 31, 2019, 2018 and 2017.

NOTE 3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of December 31, 2019, the Company had outstanding fuel hedge contracts covering 435 million gallons of crude oil that will be settled from January 2020 to June 2021.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long-term debt and certain aircraft lease agreements. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2019, the Company has outstanding interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rates on lease agreements for six B737-800 aircraft, as well as 13 interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $717 million of debt. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. The interest rate swap agreements expire from February 2020 through March 2021, associated with lease terms, and December 2021 through August 2029 to coincide with the debt maturity dates. All significant terms of the swap agreements match the terms of the underlying hedged items and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2019	2018
Fuel hedge contracts (not designated as hedges)
Prepaid expenses and other current assets	$8	$2
Other assets	3	2
Interest rate swaps (designated as hedges)
Prepaid expenses and other current assets	1	3
Other noncurrent assets	2	7
Other accrued liabilities	(5)	(3)
Other liabilities	(5)	(4)
Losses in accumulated other comprehensive loss (AOCL)	(13)	(1)

The net cash paid for new fuel hedge positions and received from settlements was $19 million, $21 million and $12 million during 2019, 2018, and 2017.
Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2019	2018	2017
Fuel hedge contracts (not designated as hedges)
Gains (losses) recognized in Aircraft fuel	$(10)	$1	$(6)
Interest rate swaps (designated as hedges)
Losses recognized in Aircraft rent	(3)	(3)	(5)
Gains (losses) recognized in other comprehensive income (OCI)	(13)	—	1

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. No gains or losses related to interest rate swaps on variable rate debt have been recognized in interest expense during 2019. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $3 million to be reclassified from OCI to aircraft rent and $4 million to interest income within the next twelve months.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

As of December 31, 2019, the total cost basis for marketable securities was $1.3 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$330	$—	$330	$293	$—	$293
Equity mutual funds	6	—	6	—	—	—
Foreign government bonds	—	31	31	—	26	26
Asset-backed securities	—	211	211	—	190	190
Mortgage-backed securities	—	176	176	—	92	92
Corporate notes and bonds	—	523	523	—	520	520
Municipal securities	—	23	23	—	10	10
Total Marketable securities	336	964	1,300	293	838	1,131
Derivative instruments
Fuel hedge contracts - call options	—	11	11	—	4	4
Interest rate swap agreements	—	3	3	—	10	10
Total Assets	$336	$978	$1,314	$293	$852	$1,145

Liabilities
Derivative instruments
Interest rate swap agreements	—	(10)	(10)	—	(7)	(7)
Total Liabilities	$—	$(10)	$(10)	$—	$(7)	$(7)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any remaining losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of December 31, 2019.

Proceeds from sales of marketable securities were $1.7 billion, $1.1 billion and $1.4 billion in 2019, 2018, and 2017.

Maturities for marketable securities (in millions):

December 31, 2019	Cost Basis	Fair Value
Due in one year or less	$164	$165
Due after one year through five years	1,102	1,114
Due after five years through 10 years	16	16
Total	$1,282	$1,295

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value on the consolidated balance sheets.

Cash and Cash Equivalents: Carried at amortized costs which approximate fair value.

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of December 31, 2019, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	December 31, 2019	December 31, 2018
Fixed rate debt at cost	$473	$639
Non-recurring purchase price accounting fair value adjustment	2	3
Total fixed rate debt	$475	$642

Estimated fair value	$483	$641

NOTE 5. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2019	2018
Fixed-rate notes payable due through 2029	$475	$642
Variable-rate notes payable due through 2029	1,032	1,473
Less debt issuance costs	(8)	(12)
Total debt	1,499	2,103
Less current portion	235	486
Long-term debt, less current portion	$1,264	$1,617

Weighted-average fixed-interest rate	3.3%	4.1%
Weighted-average variable-interest rate	2.9%	3.9%

Approximately $717 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2019, bringing the weighted-average interest rate for the full debt portfolio to 3%.

During 2019, the Company's total debt decreased $604 million, primarily due to payments of $1.1 billion, including the prepayment of $779 million of debt. These reductions in debt were offset by the addition of secured debt financing from multiple lenders of $450 million. All outstanding debt is secured by aircraft.

The Company's variable-rate debt bears interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each three or six-month period, as applicable. As of December 31, 2019, none of the Company's borrowings were restricted by financial covenants.

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2020	$235
2021	281
2022	243
2023	173
2024	153
Thereafter	420
Total principal payments	$1,505

Bank Line of Credit

The Company has three credit facilities with availability totaling $516 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility for $116 million expires in July 2020, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $116 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2019.

NOTE 6. LEASES

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

The Company elected certain practical expedients under the standard, including the practical expedient allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of 12 months or less. Such expense was not material for the twelve months ended December 31, 2019. Additionally, the Company elected the available package of practical expedients allowing for no reassessment of lease classification for existing leases, no reassessment of expired contracts, and no reassessments of initial direct costs for existing leases.

The Company has five asset classes for operating leases: aircraft, capacity purchase arrangements for aircraft operated by third-party carriers (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the consolidated balance sheet as of December 31, 2019 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Consistent with past accounting, operating rent expense is recognized on a straight-line basis over the term of the lease.

At December 31, 2019, the Operating lease assets balance by asset class was as follows (in millions):

December 31, 2019
Aircraft	$1,049
CPA Aircraft	596
Airport and terminal facilities	18
Corporate real estate and other	48
Total Operating lease assets	$1,711

Aircraft

At December 31, 2019, Alaska had operating leases for 10 Boeing 737, 61 Airbus, and Horizon had operating leases for seven Bombardier Q400 aircraft. Remaining lease terms for these aircraft extend up to 12 years, some with options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft was $4 million for the twelve months ended December 31, 2019.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2019, Alaska had CPAs with two carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has a CPA with SkyWest covering 32 E175 aircraft to fly certain routes in the Lower 48 and Canada. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard.

Remaining lease terms for CPA aircraft range from 7.5 years to 11 years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft and is capitalized under the new lease accounting standard. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the twelve months ended December 31, 2019 was not material.

Airport and terminal facilities

The Company leases ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense was $322 million for the twelve months ended December 31, 2019.

Starting in 2018, the Company leased 12 airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. For these leases, the Company recorded $13 million of lease income during the twelve months ended December 31, 2019.

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, data centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators and spare engines. Variable lease expense related to corporate real estate and other leases for the twelve months ended December 31, 2019 was $10 million.

Components of Lease Expense

The impact of leases, including variable lease cost, on earnings for the twelve months ended December 31, 2019 was as follows (in millions):

	Classification	2019
Expense
Aircraft	Aircraft rent	$246
CPA Aircraft	Aircraft rent	79
Airport and terminal facilities	Landing fees and other rentals	324
Corporate real estate and other	Landing fees and other rentals	19
Total lease expense		$668
Revenue
Lease income	Cargo and other revenues	(13)
Net lease impact		$655

Supplemental Cash Flow Information

During the year ended December 31, 2019, the Company paid $347 million for capitalized operating leases. The Company also acquired $176 million of operating lease assets in exchange for assumption of the same total of operating lease liabilities, inclusive of lease extensions.

Lease Term and Discount Rate

As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at December 31, 2019.

	Weighted Average IBR	Weighted Average Remaining Lease term
Aircraft	4.0%	7.0
CPA Aircraft	4.3%	9.2
Airports and terminal facilities	4.1%	10.0
Corporate real estate and other	4.2%	34.9

Maturities of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2019 (in millions):

	Aircraft	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate and Other
2020	$245	$79	$3	$8
2021	216	79	2	6
2022	190	79	2	5
2023	133	79	2	5
2024	81	79	2	5
Thereafter	331	329	11	74
Total Lease Payments	$1,196	$724	$22	$103
Less: Imputed interest	(151)	(128)	(4)	(54)
Total	$1,045	$596	$18	$49

Disclosures for Periods Prior to Adoption of Topic 842

As of December 31, 2018, the Company had commitments for aircraft and facility leases. Aircraft lease commitments include future obligations for the Company's operating airlines – Alaska and Horizon – as well as aircraft leases operated by third parties. At December 31, 2018, Alaska had lease contracts for 10 B737 aircraft, 61 Airbus aircraft, 32 E175 aircraft with SkyWest, and Horizon had lease contracts for nine Bombardier Q400 aircraft.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $619 million and $552 million in 2018 and 2017.

Future minimum lease payments under noncancelable operating leases were as follows as of December 31, 2018 (in millions):

	Aircraft Leases	Facility Leases
2019	$350	$133
2020	320	124
2021	286	113
2022	262	94
2023	208	26
Thereafter	847	122
Total	$2,273	$612

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2019	2018
Excess of tax over book depreciation	$1,233	$1,066
Intangibles - net	16	15
Operating lease liabilities	416	—
Other - net	58	43
Deferred tax liabilities	1,723	1,124

Mileage Plan™	(337)	(315)
Inventory obsolescence	(15)	(15)
Employee benefits	(179)	(172)
Acquired net operating losses	(13)	(64)
Operating lease assets	(417)	—
Other - net	(48)	(48)
Deferred tax assets	(1,009)	(614)
Valuation allowance	1	2
Net deferred tax liabilities	$715	$512

At December 31, 2019, the Company had federal NOLs of approximately $45 million that expire beginning in 2032 and continuing through 2036, and state NOLs of approximately $55 million that expire beginning in 2029 and continuing through 2036.

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

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The valuation allowance was not material at both December 31, 2019 and December 31, 2018.

Components of Income Tax Expense

The components of income tax expense are as follows (in millions):

	2019	2018	2017
Current income tax expense (benefit):
Federal	$26	$(5)	$127
State	13	9	35
Total current income tax expense	39	4	162

Deferred income tax expense (benefit):
Federal	175	125	(3)
State	33	19	40
Total deferred income tax expense (benefit)	208	144	37
Income tax expense	$247	$148	$199

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the 2019 U.S. federal rate of 21% to income before income tax and for deferred taxes as follows (in millions):

	2019	2018	2017
Income before income tax	$1,016	$585	$1,159

Expected tax expense	213	123	406
Nondeductible expenses	9	9	5
State income taxes	36	21	28
State income sourcing	1	—	9
Tax law changes	(9)	(7)	(237)
Other - net	(3)	2	(12)
Actual tax expense	$247	$148	$199

Effective tax rate	24.3%	25.3%	17.2%

As a result of the ASC 606 full retrospective adoption, 2017 tax expense increased by $26 million.

As a result of tax changes signed into law during 2017, with final regulations issued in 2019, the Company recorded a deferred tax benefit of $9 million in the current year.

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

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2007 to 2018
Alaska	2015 to 2018
California	2007 to 2018
Oregon	2003 to 2018

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2019, 2018 and 2017 are as follows (in millions):

	2019	2018	2017
Balance at January 1,	$40	$43	$40
Additions related to prior years	—	1	16
Releases related to prior years	(1)	(4)	(2)
Additions related to current year activity	2	2	2
Releases due to settlements	—	(1)	(11)
Releases due to lapse of statute of limitations	(1)	(1)	(2)
Balance at December 31,	$40	$40	$43

As of December 31, 2019, the Company had $40 million of accrued tax contingencies, of which $34 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2019, 2018 and 2017, the Company has accrued interest and penalties, net of federal income tax benefit, of $7 million, $6 million, and $5 million. In 2019, 2018, and 2017, the

Company recognized an expense of $1 million, $1 million, and $2 million for interest and penalties, net of federal income tax benefit. At December 31, 2019, the Company has unrecognized tax benefits recorded as a liability and some reducing deferred tax assets. The Company's reserves for uncertain tax positions is unchanged in 2019 after statute lapses on reserves and current year activity. These uncertain tax positions could change as a result of the Company's ongoing audits, settlement of issues, new audits and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2019.

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

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2019	2018
Discount rates	3.33% to 3.47%	4.37% to 4.46%
Rate of compensation increases	2.11% to 5.44%	2.11% to 3.50%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2019	2018	2017
Discount rates	4.37% to 4.46%	3.69% to 3.78%	4.29% to 4.50%
Expected return on plan assets	4.25% to 5.50%	4.25% to 5.50%	5.50% to 6.00%
Rate of compensation increases(a)	2.11% to 3.50%	2.11% to 16.51%	2.12% to 2.59%
(a)Significant rate of compensation increase in 2018 is due to the new contract with our Mainline pilots, which was executed at the end of 2017.

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2019, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan(a)			All other plans
	Target	2019	2018	Target	2019	2018
Asset category:
Domestic equity securities	2% - 12%	7%	6%	36% - 46%	41%	28%
Non-U.S. equity securities	0% - 5%	3%	3%	13% - 23%	18%	12%
Fixed income securities	85% - 95%	90%	91%	26% - 46%	35%	53%
Real estate	—%	—%	—%	0% - 10%	6%	7%
Plan assets		100%	100%		100%	100%
(a)As our Salaried Plan is frozen and fully funded, our investment strategies differ significantly from that of our other outstanding plans. Investments are in lower-risk securities, with earnings designed to maintain a fully-funded status.

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

Plan assets invested in common commingled trust funds are fair valued using the net asset values of these funds to determine fair value as allowed using the practical expedient method outlined in the accounting standards. Fair value estimates for real estate are calculated using the present value of expected future cash flows based on independent appraisals, local market conditions and current and projected operating performance.

Plan assets by fund category (in millions):

	2019	2018	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$773	$431	1
Non-U.S. equity fund	344	183	1
Credit bond index fund	1,009	1,135	1
Plan assets in common commingled trusts	$2,126	$1,749
Real estate	102	104	(a)
Cash equivalents	11	5	1
Total plan assets	$2,239	$1,858

(a)In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2019	2018
Projected benefit obligation (PBO)
Beginning of year	$2,225	$2,387
Service cost	42	48
Interest cost	89	79
Actuarial (gain)/loss	359	(191)
Benefits paid	(113)	(98)
End of year	$2,602	$2,225

Plan assets at fair value
Beginning of year	$1,858	$2,083
Actual return on plan assets	429	(127)
Employer contributions	65	—
Benefits paid	(113)	(98)
End of year	$2,239	$1,858
Unfunded status	$(363)	$(367)

Percent funded	86%	84%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.4 billion and $2.1 billion at December 31, 2019 and 2018.

The amounts recognized in the consolidated balance sheets (in millions):

	2019	2018
Accrued benefit liability-long term	$412	$392
Plan assets-long term (within Other noncurrent assets)	(49)	(25)
Total liability recognized	$363	$367

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2019	2018
Prior service credit	$(6)	$(8)
Net loss	595	607
Amount recognized in AOCL (pretax)	$589	$599

The expected amortization of prior service credit and net loss from AOCL in 2020 is $1 million and $35 million for the qualified defined-benefit pension plans.

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2019	2018	2017
Service cost	$42	$48	$39
Interest cost	89	79	74
Expected return on assets	(95)	(107)	(106)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	37	33	26
Net pension expense	$72	$52	$32

There are no current statutory funding requirements for the Company’s plans in 2020.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2020	$115
2021	118
2022	134
2023	137
2024	137
2025– 2029	800

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

Post-retirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $129 million and $82 million at December 31, 2019 and 2018. The net periodic benefit cost was not material in 2019 or 2018.

Defined-Contribution Plans

The seven defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $132 million, $126 million and $103 million in 2019, 2018, and 2017.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2019 and 2018.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2019 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $45 million and $25 million, which was recorded net of a prefunded trust account of $6 million and $3 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation Committee of the Board of Directors. The aggregate expense under these plans in 2019, 2018 and 2017 was $163 million, $147 million and $135 million. The incentive plans are summarized below.

•Performance-Based Pay (PBP) is a program that rewards the majority of Alaska and Horizon employees.  The program is based on various metrics that adjust periodically, including those related to Air Group profitability, safety, Mileage Plan™ and credit card growth, achievement of unit-cost goals and employee engagement as measured by brand strength.

•The Operational Performance Rewards Program entitles the majority of Alaska and Horizon employees to quarterly payouts of up to $450 per person if certain monthly operational and customer service objectives are met.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2019 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements(b)	Aircraft Maintenance Deposits
2020	$531	$145	$73
2021	487	166	62
2022	347	174	51
2023	206	179	26
2024	31	184	6
Thereafter	26	880	2
Total	$1,628	$1,728	$220
(a)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. As of December 31, 2019, Alaska had commitments to purchase 32 Boeing 737 MAX9 aircraft with deliveries in 2020 through 2023. Future minimum contractual payments for these aircraft have been updated to reflect the most current anticipated delivery timing for 737 MAX aircraft, which has been delayed as a result of the grounding order mandated by the FAA on March 13, 2019, and is subject to change. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023 and has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2023 through 2025. In addition, Alaska has options to purchase 37 737 MAX aircraft and Horizon has options to purchase 30 E175 aircraft. Alaska has an option to increase capacity flown by Skywest with eight additional E175 aircraft with deliveries in 2022. The cancelable purchase commitments and option payments are not reflected in the table above.

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

NOTE 10. SHAREHOLDERS' EQUITY

Dividends

During 2019, the Board of Directors declared dividends of $1.40 per share. The Company paid dividends of $173 million, $158 million and $148 million to shareholders of record during 2019, 2018 and 2017.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.375 per share to be paid in March 2020 to shareholders of record as of February 18, 2020. This is a 7% increase from the most recent quarterly dividend of $0.35 per share.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of December 31, 2019, the Company has repurchased 7.1 million shares for $513 million under this program.

At December 31, 2019, the Company held 8,811,866 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

Share repurchase activity (in millions, except shares):

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program – $1 billion	1,192,820	$75	776,186	$50	981,277	$75

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2019	2018
Related to marketable securities	$9	$(11)
Related to employee benefit plans	(469)	(440)
Related to interest rate derivatives	(5)	3
	$(465)	$(448)

NOTE 11. SPECIAL ITEMS

In 2019, the Company recognized special items of $44 million for merger-related costs associated with its acquisition of Virgin America. Costs classified as merger-related are directly attributable to merger activities.

In 2018, the Company recognized $87 million in merger-related costs. The Company incurred a one-time settlement fee of $20 million for the termination of an existing maintenance services agreement and subsequently entered into a new services agreement that provides more flexibility for the timing and scope of engine work. Additionally, the Company incurred $25 million for one-time bonuses paid to employees as a result of tax reform. These charges were recognized as special charges and are included in the Special items - other line on our consolidated statements of operations.

In 2017, the Company recognized $116 million in merger-related costs. The Company also recognized a special tax benefit of $237 million due to the remeasurement of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, partially offset by certain state tax law enactments.

The Company has recognized $364 million in merger-related costs since the acquisition of Virgin America in December 2016.

The following breaks down merger-related costs incurred in 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Consulting and professional services	$18	$45	$52
Employee-related costs(a)	15	13	41
Legal and accounting fees	1	1	3
Other merger-related costs(b)	10	28	20
Total Merger-related Costs	$44	$87	$116
(a)Employee-related costs consist primarily of vacation balance true-ups, severance, retention bonuses, and training and skill development.
(b)Other merger-related costs consist primarily of costs for marketing and advertising, IT, employee appreciation and company sponsored events, moving expenses, supplies, and other immaterial expenses.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan.

The table below summarizes the components of total stock-based compensation (in millions):

	2019	2018	2017
Stock options	$3	$3	$3
Stock awards	21	23	24
Deferred stock awards	1	1	1
Employee stock purchase plan	11	9	6
Stock-based compensation	$36	$36	$34

Tax benefit related to stock-based compensation	$9	$9	$13

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (in millions):

	Amount	Weighted-Average Period
Stock options	$4	1.3
Stock awards	20	1.5
Unrecognized stock-based compensation	$24	1.5

The Company is authorized to issue 17 million shares of common stock under these plans, of which 8,627,341 shares remain available for future grants of either options or stock awards as of December 31, 2019.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2019	2018	2017
Expected volatility	30%	30%	51%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.41%	2.61%	2.04%
Expected dividend yield	2.09%	1.94%	1.10%
Weighted-average grant date fair value per share	$16.84	$17.18	$41.19
Estimated fair value of options granted (millions)	$4	$1	$4

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2019:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2018	573,242	$57.78	6.6	$6
Granted	252,200	66.52
Exercised	(21,322)	36.14
Canceled	(5,366)	68.94
Forfeited or expired	(4,699)	70.98
Outstanding, December 31, 2019	794,055	$60.98	6.5	$7

Exercisable, December 31, 2019	341,322	$50.50	4.3	$7
Vested or expected to vest, December 31, 2019	793,684	$60.98	6.5	$7

(in millions)	2019	2018	2017
Intrinsic value of option exercises	$1	$1	$6
Cash received from stock option exercises	1	1	3
Tax benefit related to stock option exercises	—	—	2
Fair value of options vested	3	2	3

Stock Awards

Restricted Stock Units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vesting period. The fair value of the RSUs is based on the stock price on the date of grant. Generally, RSUs “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility, and expense is recognized accordingly. Performance Share Units (PSUs) are awarded to certain executives to receive shares of common stock if specific performance goals and market conditions are achieved. There are several tranches of PSUs which vest when performance goals and market conditions are met.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2018	511,813	$78.75	1.5	$31
Granted	402,816	66.35
Vested	(270,802)	74.61
Forfeited	(102,214)	75.21
Non-vested, December 31, 2019	541,613	$71.82	1.4	$37

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 784,786, 632,145 and 406,628 shares in 2019, 2018 and 2017 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska and Horizon. Each is a regulated airline by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers SkyWest and PenAir, under which Alaska receives all passenger revenues.

Under U.S. General Accepted Accounting Principles, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:
•Mainline - includes scheduled air transportation on Alaska's Boeing or Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, and Costa Rica.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. under CPAs. This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
•Horizon - includes the capacity sold to Alaska under CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

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

Operating segment information is as follows (in millions):

	Year Ended December 31, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	6,750	1,345	—	—	8,095	—	8,095
CPA revenues	—	—	450	(450)	—	—	—
Mileage Plan other revenue	419	46	—	—	465	—	465
Cargo and other	212	3	1	5	221	—	221
Total Operating Revenues	7,381	1,394	451	(445)	8,781	—	8,781
Operating Expenses
Non-fuel operating expenses	4,778	1,097	385	(464)	5,796	44	5,840
Fuel expense	1,589	295	—	—	1,884	(6)	1,878
Total Operating Expenses	6,367	1,392	385	(464)	7,680	38	7,718
Non-operating Income (Expense)
Interest income	66	—	—	(24)	42	—	42
Interest expense	(76)	—	(28)	26	(78)	—	(78)
Interest capitalized	15	—	—	—	15	—	15
Other	(26)	—	—	—	(26)	—	(26)
Total Non-operating Income (Expense)	(21)	—	(28)	2	(47)	—	(47)
Income (Loss) Before Income Tax	$993	$2	$38	$21	$1,054	$(38)	$1,016

	Year Ended December 31, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	6,474	1,157	—	—	7,631	—	7,631
CPA revenues	—	—	508	(508)	—	—	—
Mileage Plan other revenue	397	37	—	—	434	—	434
Cargo and other	192	3	4	—	199	—	199
Total Operating Revenues	7,063	1,197	512	(508)	8,264	—	8,264
Operating Expenses
Non-fuel operating expenses	4,577	1,024	465	(513)	5,553	132	5,685
Fuel expense	1,652	262	—	—	1,914	22	1,936
Total Operating Expenses	6,229	1,286	465	(513)	7,467	154	7,621
Non-operating Income (Expense)
Interest income	53	—	—	(15)	38	—	38
Interest expense	(82)	—	(22)	13	(91)	—	(91)
Interest capitalized	16	—	2	—	18	—	18
Other	(12)	(11)	—	—	(23)	—	(23)
Total Non-operating Income (Expense)	(25)	(11)	(20)	(2)	(58)	—	(58)
Income (Loss) Before Income Tax	$809	$(100)	$27	$3	$739	$(154)	$585

	Year Ended December 31, 2017
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	6,278	1,023	—	—	7,301	—	7,301
CPA revenues	—	—	426	(426)	—	—	—
Mileage Plan other revenue	387	31	—	—	418	—	418
Cargo and other	167	4	4	—	175	—	175
Total Operating Revenues	6,832	1,058	430	(426)	7,894	—	7,894
Operating Expenses
Non-fuel operating expenses	4,271	852	427	(427)	5,123	116	5,239
Fuel expense	1,282	172	—	—	1,454	(7)	1,447
Total Operating Expenses	5,553	1,024	427	(427)	6,577	109	6,686
Non-operating Income (Expense)
Interest income	39	—	—	(5)	34	—	34
Interest expense	(92)	—	(13)	2	(103)	—	(103)
Interest capitalized	15	—	2	—	17	—	17
Other	3	—	—	—	3	—	3
Total Non-operating Income (Expense)	(35)	—	(11)	(3)	(49)	—	(49)
Income (Loss) Before Income Tax	$1,244	$34	$(8)	$(2)	$1,268	$(109)	$1,159
(a)Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.
(c)Includes merger-related costs, mark-to-market fuel-hedge accounting adjustments, and other special items.

	2019	2018	2017
Depreciation and amortization:
Mainline	$337	$316	$308
Horizon	86	82	64
Consolidated	$423	$398	$372

Capital expenditures:
Mainline	$605	$571	$734
Horizon	91	389	292
Consolidated	$696	$960	$1,026

Total assets at end of period:
Mainline	$19,207	$16,853
Horizon	1,266	1,229
Consolidating & Other	(7,480)	(7,170)
Consolidated	$12,993	$10,912

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2019.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis, improve these controls and procedures over time, and correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alaska Air Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 12, 2020

ITEM 9B. OTHER INFORMATION

As previously reported in a Form 8-K filed by Alaska Air Group, Inc. (the “Company”) on January 6, 2020, Brandon S. Pedersen will resign as the Company’s Executive Vice President Finance, Chief Financial Officer and Treasurer, effective March 2, 2020. On February 11, 2020, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the terms of an agreement to be entered into by the Company and Mr. Pedersen (the “Retirement & Release Agreement”). Under the Retirement & Release Agreement, Mr. Pedersen will receive a pro-rated amount of the award he would have received for 2020 under the Company’s Performance Based Pay Plan had he remained employed through the end of the year, and he will be deemed to have met the requirements to receive benefits under the Company’s Travel Benefits for Former Officers policy. In addition, his resignation will be treated as a “retirement” for purposes of his outstanding equity awards granted by the Company, such that his awards of stock units that are subject to performance-based vesting will remain outstanding until the end of the applicable performance period and vest on a pro-rated basis based on the Company’s performance against the goals established for that period and the period of his employment with the Company during each period, and his awards of stock units that are subject only to time-based vesting will vest in full upon his resignation. Any portion of Mr. Pedersen’s outstanding and unvested stock options that are scheduled to vest within three years after his retirement date will be fully vested on that date, and his vested options will remain exercisable for three years following his retirement (provided, however, that any options that vest upon his resignation may not be exercised prior to their original vesting date and that all of his vested options will remain subject to earlier termination at the end of the maximum term of the option or in connection with a change in control of the Company). The Retirement Agreement will also include a non-competition commitment for a period of 24 months following his separation and other covenants favorable to the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019 (hereinafter referred to as our “2020 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,698,035(1)	$60.98(2)	8,627,341(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,698,035	$60.98	8,627,341
(1)Of these shares, 269,958 and 524,097 were subject to options then outstanding under the 2008 Plan and 2016 Plan, 83,246 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan and 820,734 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2016 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved.
(2)This number does not reflect the 903,980 shares that were subject to outstanding stock unit awards granted under the 2008 and 2016 Plans.
(3)Of the aggregate number of shares that remained available for future issuance, no shares were available under the 2008 Plan, 4,245,573 shares were available under the 2016 Plan and 4,381,768 shares were available under the ESPP. Subject to certain express limits of the 2016 Plan, shares available for award purposes under the 2016 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2016 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2020 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 12, 2020
Bradley D. Tilden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 12, 2020 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Brandon S. Pedersen

/s/ CHRISTOPHER M. BERRY	Vice President Finance and Controller (Principal Accounting Officer)
Christopher M. Berry

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ SUSAN J. LI	Director
Susan J. Li

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.2#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.3#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.4#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.5#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.6#	Supplemental Agreement No. 39 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q	May 7, 2015	10.1
10.7#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.8^	A320 Aircraft Purchase Agreement, dated as of December 29, 2010, between Airbus S.A.S. and Virgin America Inc.	S-1/A^	October 7, 2014	10.15
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.10*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.12*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.13*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 2, 2016	10.1
10.14*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-Q	August 2, 2016	10.2
10.15*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 2, 2016	10.3
10.16*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 2, 2016	10.4
10.17*	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, as Amended for the Offering Period Commencing March 1, 2017	10-K	February 28, 2017	10.18
10.18*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.19*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.20*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.21*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2016	10.15
10.22*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 16, 2019	10-K	February 14, 2019	10.26
10.23*†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended November 7, 2019
10.24*†	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
^	Filed by Virgin America Inc., File Number 333-197660