Form 10-Q
period 2020-03-31
ALASKA AIR GROUP, INC.
filed 2020-05-14
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant has 122,585,372 common shares, par value $0.01, outstanding at April 30, 2020.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

As used in this Form 10-Q, the terms “Air Group,” the “Company,” “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon” and together as our “airlines.”

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2019, and as updated in our Form 8-K on May 5, 2020. The updated risk factors are also set forth herein in section Item 1A. "Risk Factors." Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$811	$221
Marketable securities	1,314	1,300
Total cash and marketable securities	2,125	1,521
Receivables - net	279	323
Inventories and supplies - net	68	72
Prepaid expenses and other current assets	100	121
Total Current Assets	2,572	2,037

Property and Equipment
Aircraft and other flight equipment	8,228	8,549
Other property and equipment	1,343	1,306
Deposits for future flight equipment	590	533
	10,161	10,388
Less accumulated depreciation and amortization	3,307	3,486
Total Property and Equipment - Net	6,854	6,902

Operating lease assets	1,584	1,711
Goodwill	1,943	1,943
Intangible assets - net	110	122
Other noncurrent assets	300	278
Other Assets	3,937	4,054

Total Assets	$13,363	$12,993

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$119	$146
Accrued wages, vacation and payroll taxes	316	470
Air traffic liability	1,110	900
Other accrued liabilities	382	431
Deferred revenue	478	750
Current portion of operating lease liabilities	266	269
Current portion of long-term debt	1,059	235
Total Current Liabilities	3,730	3,201

Long-Term Debt, Net of Current Portion	1,203	1,264

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,375	1,439
Deferred income taxes	665	715
Deferred revenue	1,545	1,240
Obligation for pension and postretirement medical benefits	577	571
Other liabilities	253	232
	4,415	4,197
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2020 - 131,934,957 shares; 2019 - 131,812,173 shares, Outstanding: 2020 - 122,585,013 shares; 2019 - 123,000,307 shares	1	1
Capital in excess of par value	314	305
Treasury stock (common), at cost: 2020 - 9,349,944 shares; 2019 - 8,811,866 shares	(674)	(643)
Accumulated other comprehensive loss	(482)	(465)
Retained earnings	4,856	5,133
	4,015	4,331
Total Liabilities and Shareholders' Equity	$13,363	$12,993

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Operating Revenues
Passenger revenue	$1,481	$1,716
Mileage Plan other revenue	109	110
Cargo and other	46	50
Total Operating Revenues	1,636	1,876
Operating Expenses
Wages and benefits	612	557
Variable incentive pay	7	35
Aircraft fuel, including hedging gains and losses	384	420
Aircraft maintenance	115	120
Aircraft rent	81	83
Landing fees and other rentals	131	132
Contracted services	72	72
Selling expenses	55	72
Depreciation and amortization	108	106
Food and beverage service	49	49
Third-party regional carrier expense	37	41
Other	143	138
Special items - merger-related costs	3	26
Special items - impairment charges and other	160	—
Total Operating Expenses	1,957	1,851
Operating Income (Loss)	(321)	25
Nonoperating Income (Expense)
Interest income	9	9
Interest expense	(13)	(22)
Interest capitalized	3	4
Other—net	5	(10)
Total Nonoperating Income (Expense)	4	(19)
Income (Loss) Before Income Tax	(317)	6
Income tax (benefit) expense	(85)	2
Net Income (Loss)	$(232)	$4

Basic Earnings (Loss) Per Share:	$(1.89)	$0.03
Diluted Earnings (Loss) Per Share:	$(1.87)	$0.03
Shares used for computation:
Basic	122.818	123.291
Diluted	124.123	123.915

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net Income (Loss)	$(232)	$4

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	(1)	14
Reclassification of (gain) loss into Other - net nonoperating income (expense)	(3)	2
Income tax effect	1	(4)
Total	(3)	12

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income (expense)	7	8
Income tax effect	(2)	(2)
Total	5	6

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	(25)	(5)
Reclassification of loss into Aircraft rent	1	1
Income tax effect	5	1
Total	(19)	(3)

Other Comprehensive Income (Loss)	(17)	15

Comprehensive Income (Loss)	$(249)	$19

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	1	305	(643)	(465)	5,133	4,331
Net loss	—	—	—	—	—	(232)	(232)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Common stock repurchase	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.375 per share)	—	—	—	—	—	(45)	(45)
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued under stock plans	0.123	—	—	—	—	—	—
Balances at March 31, 2020	122.585	1	314	(674)	(482)	4,856	4,015

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	15	—	15
Common stock repurchase	(0.215)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.391	—	20	—	—	—	20
Stock issued under stock plans	0.134	—	(3)	—	—	—	(3)
Balances at March 31, 2019	123.504	$1	$261	$(581)	$(433)	$4,498	$3,746

(a)Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income (Loss)	$(232)	$4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108	106
Stock-based compensation and other	9	11
Special items - impairment charges and other	160	—
Changes in certain assets and liabilities:
Changes in deferred tax provision	(44)	2
Increase in air traffic liability	210	328
Increase in deferred revenue	33	41
Other - net	(211)	(24)
Net cash provided by operating activities	33	468
Cash flows used in investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(57)	(53)
Other flight equipment	(35)	(29)
Other property and equipment	(27)	(33)
Total property and equipment additions, including capitalized interest	(119)	(115)
Purchases of marketable securities	(527)	(351)
Sales and maturities of marketable securities	511	275
Other investing activities	8	5
Net cash used in investing activities	(127)	(186)
Cash flows from financing activities:
Proceeds from issuance of debt	825	254
Long-term debt payments	(60)	(393)
Common stock repurchases	(31)	(13)
Dividends paid	(45)	(43)
Other financing activities	(5)	24
Net cash provided by (used in) financing activities	684	(171)
Net increase (decrease) in cash, cash equivalents, and restricted cash	590	111
Cash, cash equivalents, and restricted cash at beginning of year	232	114
Cash, cash equivalents, and restricted cash at end of the period	$822	$225

Cash paid during the period for:
Interest (net of amount capitalized)	$9	$18
Income taxes	—	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$811	$215
Restricted cash included in Prepaid expenses and other current assets	11	10
Total cash, cash equivalents, and restricted cash at end of the period	$822	$225

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the COVID-19 pandemic on the Company's business, these estimates and assumptions are more judgmental than they would be otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three months ended March 31, 2020 are not necessarily indicative of operating results for the entire year.

Recently Adopted Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU requires the use of an "expected credit loss model" on certain financial instruments. The ASU also amends the impairment model for available-for-sale debt securities, and requires the estimation of credit losses to be recorded as allowances instead of reductions to amortized cost. The ASU was effective for the Company beginning January 1, 2020, and was adopted prospectively, but it did not have a significant impact on the Company's financial statements and disclosures.

NOTE 2. COVID-19 PANDEMIC

The public health and economic crises resulting from the outbreak of the novel coronavirus (COVID-19) in the first quarter of 2020 has had an unprecedented impact on the Company. Travel restrictions, event cancellations and social distancing guidelines implemented throughout the country drove significant declines in demand beginning in February, and adversely impacted March revenues. It is likely that the financial impact to the second quarter will be more significant than the first quarter, and it is uncertain when, and at what rate, demand for air travel will return.

In response to the COVID-19 pandemic, the Company implemented a "Peace-of-Mind" waiver, which allows travelers to book tickets for travel for a specified period of time that can be changed or canceled without incurring change fees. Cancellations and postponement of travel exceeded new bookings in March, and had a material impact on passenger revenues, air traffic liability, and cash position. Refer to Note 3 for further discussion.

The Company has also taken decisive action to reduce costs and preserve cash and liquidity. During the quarter, the Company implemented a company-wide hiring freeze, reduced salaries of senior management, suspended annual pay increases and solicited voluntary leaves of absence. In addition to these payroll saving measures, the Company has actively negotiated with vendor partners to reduce contractual minimums and spending in line with the reduction in demand.

With demand dramatically depressed, the Company has significantly reduced its planned flying capacity through at least June 2020. As a result, many aircraft have been parked or removed from service. As of March 31, 2020, the Company had decided to park 146 Mainline aircraft and 13 Horizon aircraft, and suspend flying for eight SkyWest aircraft. Of these aircraft, 12 Airbus aircraft were deemed permanently parked and have been removed from the operating fleet. An additional ten Mainline aircraft were identified for parking subsequent to March 31, 2020.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the total carrying amount of an asset or asset group may not be recoverable. Given the temporary and permanent parking described above, the Company performed impairment tests on certain long-lived assets as of March 31, 2020.

The Company determined there were no indicators of impairment on long-lived assets outside of flight equipment. To determine if impairment exists, a recoverability test is performed comparing the sum of estimated undiscounted future cash flows expected to be directly generated by the assets to the asset carrying value. Assets are grouped at the individual fleet level, which is the lowest level for which identifiable cash flows are available. The Company developed estimates of future cash flows utilizing historical results, adjusted for the current operating environment, including the impact of parked aircraft. All individual fleets passed the recoverability test, except for the Q400 fleet and the permanently parked Airbus aircraft.

The Company recorded an impairment charge of $83 million for the 12 permanently parked Airbus aircraft, comprised of operating lease right of use assets, estimable return costs, and related leasehold improvements. To determine the total impairment charge for the Q400 fleet, the Company obtained fair market values from published pricing guides and evaluated recent sales. As a result of the analysis, the Company recorded an impairment charge of $58 million reflecting the amount for which carrying value exceeded fair value of the Q400 fleet. The Company also recorded an additional impairment of $4 million relating to two Q400 aircraft which are parked and held-for-sale.

A summary of the impairment charges recorded for aircraft and other flight equipment in the condensed consolidated statement of operations for the three months ended March 31, 2020 is as follows (in millions):

	Airbus Aircraft	Q400 Aircraft	Total Impairment
Aircraft and other flight equipment, net	$11	$58	$69
Operating lease assets	62	—	62
Inventory and supplies - net	2	—	2
Prepaid expenses and other current assets	—	4	4
Other accrued liabilities	8	—	8
Total impairment charges - Long-lived assets	$83	$62	$145

As the Company continues to evaluate future demand and evolving market conditions, additional aircraft may be permanently parked resulting in incremental impairment charges.

Valuation of intangible assets and goodwill

The Company reviews definite- and indefinite-lived intangible assets and goodwill for impairment on an annual basis in the fourth quarter, or more frequently should events or circumstances indicate that an impairment may exist. Given the current environment and significant decline in Alaska Air Group market capitalization as of March 31, 2020, there are indicators that an impairment loss may exist. The Company performed impairment analyses over all three asset types, considering market capitalization, future operating cash flows, future utilization and changes to the regulatory environment. As a result of this analysis, indefinite-lived intangible assets and goodwill were deemed recoverable, and no impairment charges were recorded.

The Company observed the potential for impairment relating to definite-lived intangibles, which consist of customer relationships and leased gates at Dallas-Love Field (DAL gates) acquired from Virgin America. A recoverability test was performed for these intangible assets, and only the DAL gates were deemed not recoverable. As a result, an impairment charge of $10 million was recorded as of March 31, 2020.

Other considerations

The Company also evaluated outstanding receivable balances as of March 31, 2020 for risk of non-payment. The Company identified a $5 million receivable from a vendor that filed for bankruptcy during the first quarter. The Company fully expects to file a bankruptcy claim but, as the note is unsecured, management determined that collectability is not probable as of March 31, 2020. Therefore, the full $5 million was reserved and charged to Special charges - impairment charges and other in the condensed consolidated statement of operations.

For the three months ended March 31, 2020, the Company concluded that the use of a year-to-date effective tax rate estimate was more appropriate than the annual effective tax rate method as estimates of the Company's full-year loss is not reliable at this time given the uncertainty of the travel demand environment.

Although it is not certain when the impacts of COVID-19 will subside and demand for air travel will return, the Company has implemented meaningful plans to reduce expenses, access liquidity and preserve cash. At March 31, 2020, given the balance of cash, cash equivalents and marketable securities, as well as anticipated access to liquidity and cash flows from future operations, the Company expects it will meet all cash obligations, as well as remain in compliance with the debt covenants in its existing financing arrangements, for the next 12 months. Refer to Note 5. Long-Term Debt and Note 10. Subsequent Events for further information regarding liquidity obtained in response to the COVID-19 crisis.

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2020	2019
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,213	$1,439
Passenger ancillary revenue	116	124
Mileage Plan passenger revenue	152	153
Total Passenger revenue	$1,481	$1,716

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2020	2019
Passenger revenue	$152	$153
Mileage Plan other revenue	109	110
Total Mileage Plan revenue	$261	$263

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2020	2019
Cargo revenue	$24	$30
Other revenue	22	20
Total Cargo and other revenue	$46	$50

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $489 million and $474 million from the prior year-end air traffic liability balance for the three months ended March 31, 2020 and 2019.

Given the ongoing reduction in demand for air travel stemming from the COVID-19 pandemic, the Company has observed unprecedented declines in advance bookings and associated cash receipts. The Company also saw significant cancellations beginning in March 2020, which has led to cash refunds or the issuance of credits for future travel. At March 31, 2020, such credits, which are included in the air traffic liability balance totaled $402 million, net of breakage. In April 2020, the Company announced updated expiration terms for these credits, extending to July 2021. At this time, the Company is unable to estimate how and when the air traffic liability will be recognized in earnings given ongoing uncertainty around the return in demand for air travel.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. Consistent with the significant cancellation activity outlined above, the Company saw a substantial number of redeposits in March. Given the uncertainty around the return in demand for air travel, the Company is unable to determine how and when mileage credits will be recognized in earnings. The Company had $88 million of such receivables as of March 31, 2020 and $105 million as of December 31, 2019.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2020	2019
Total Deferred Revenue balance at January 1	$1,990	$1,874
Travel miles and companion certificate redemption - Passenger revenue	(152)	(153)
Miles redeemed on partner airlines - Other revenue	(22)	(28)
Increase in liability for mileage credits issued	207	222
Total Deferred Revenue balance at March 31	$2,023	$1,915
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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2020, total cost basis for all marketable securities was $1.3 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$305	$—	$305	$330	$—	$330
Equity mutual funds	4	—	4	6	—	6
Foreign government bonds	—	26	26	—	31	31
Asset-backed securities	—	206	206	—	211	211
Mortgage-backed securities	—	213	213	—	176	176
Corporate notes and bonds	—	537	537	—	523	523
Municipal securities	—	23	23	—	23	23
Total Marketable securities	309	1,005	1,314	336	964	1,300
Derivative instruments
Fuel hedge—call options	—	1	1	—	11	11
Interest rate swap agreements	—	—	—	—	3	3
Total Assets	$309	$1,006	$1,315	$336	$978	$1,314

Liabilities
Derivative instruments
Interest rate swap agreements	—	(31)	(31)	—	(10)	(10)
Total Liabilities	$—	$(31)	$(31)	$—	$(10)	$(10)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of March 31, 2020.

Maturities for marketable securities (in millions):

March 31, 2020	Cost Basis	Fair Value
Due in one year or less	$167	$166
Due after one year through five years	1,092	1,102
Due after five years through 10 years	41	41
Total	$1,300	$1,309

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of March 31, 2020, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	March 31, 2020	December 31, 2019
Fixed-rate debt at cost	$455	$473
Non-recurring purchase price accounting fair value adjustment	2	2
Total fixed-rate debt	$457	$475

Estimated fair value	$487	$483

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded during the three months ended March 31, 2020. No material impairment charges were recorded during the three months ended March 31, 2019.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	March 31, 2020	December 31, 2019
Fixed-rate notes payable due through 2029	$457	$475
Variable-rate notes payable due through 2029	1,816	1,032
Less debt issuance costs	(11)	(8)
Total debt	2,262	1,499
Less current portion	1,059	235
Long-term debt, less current portion	$1,203	$1,264

Weighted-average fixed-interest rate	3.3%	3.3%
Weighted-average variable-interest rate	2.4%	2.9%

Approximately $694 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2020.

During the three months ended March 31, 2020, the Company obtained additional secured debt financing of $425 million from multiple lenders. The new debt is secured by a total of 25 aircraft. The Company also made scheduled debt payments of $60 million during the three months ended March 31, 2020.

At March 31, 2020 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2020	$577
2021	706
2022	243
2023	173
2024	153
Thereafter	418
Total	$2,270

Subsequent to quarter end, the Company obtained additional secured debt financing of $50 million. The new debt is secured by 2 aircraft.

Bank Lines of Credit

The Company has three credit facilities with capacity totaling $516 million as of March 31, 2020. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The third credit facility for $116 million expires in July 2020, with a mechanism for annual renewal, and is secured by aircraft.

During the three months ended March 31, 2020, the Company drew $400 million on the first two existing facilities. The outstanding amount on both facilities is classified as short-term on the condensed consolidated balance sheet. The Company also has secured letters of credit against the $116 million facility. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at March 31, 2020.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2020	2019
Service cost	$13	$11
Pension expense included in Wages and benefits	13	11

Interest cost	19	22
Expected return on assets	(28)	(24)
Recognized actuarial loss	9	9
Pension expense included in Nonoperating Income (Expense)	$—	$7

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of March 31, 2020 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2020	$416	$108	$38
2021	556	166	55
2022	340	174	47
2023	200	179	24
2024	27	184	6
Thereafter	26	880	2
Total	$1,565	$1,691	$172
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements. Subsequent to quarter end, Alaska entered into an agreement with SkyWest to defer a portion of 2020 payments.

Subsequent to March 31, 2020, the Company renegotiated scheduled payments with certain lessors and vendor partners, including the reduction of minimum obligations and rates. The Company has also deferred the majority of remaining 2020 aircraft commitments, including those related to the B737 MAX9, to periods beyond 2020.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of March 31, 2020, Alaska had commitments to purchase 32 B737 MAX9 aircraft, with contracted deliveries between 2020 and 2023. As a result of the grounding order mandated by the FAA on March 13, 2019, the delivery schedule for these MAX aircraft is subject to change. Future minimum contractual payments for these aircraft have been updated to reflect the possible delivery timing, but are also subject to change. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023. Alaska has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2023 through 2025. In addition, Alaska has options to purchase 37 B737 MAX aircraft, and Horizon has options to purchase 30 E175 aircraft. Alaska also has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2022.

The cancelable purchase commitments and option payments are not reflected in the table above. Given the current COVID-19 pandemic, the Company is in discussion with aircraft manufacturers regarding these purchase commitments and delivery timelines.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of March 31, 2020, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of tax (in millions):

	March 31, 2020	December 31, 2019
Related to marketable securities	$6	$9
Related to employee benefit plans	(464)	(469)
Related to interest rate derivatives	(24)	(5)
Total	$(482)	$(465)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2020 and 2019, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers, under which Alaska receives all passenger revenues.

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
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. under a CPA. This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,234	$247	$—	$—	$1,481	$—	$1,481
CPA revenues	—	—	105	(105)	—	—	—
Mileage Plan other revenue	98	11	—	—	109	—	109
Cargo and other	44	—	—	2	46	—	46
Total operating revenues	1,376	258	105	(103)	1,636	—	1,636
Operating expenses
Operating expenses, excluding fuel	1,159	269	92	(110)	1,410	163	1,573
Economic fuel	313	62	—	—	375	9	384
Total operating expenses	1,472	331	92	(110)	1,785	172	1,957
Nonoperating income (expense)
Interest income	14	—	—	(5)	9	—	9
Interest expense	(12)	—	(5)	4	(13)	—	(13)
Interest capitalized	3	—	—	—	3	—	3
Other - net	6	—	—	(1)	5	—	5
Total nonoperating income (expense)	11	—	(5)	(2)	4	—	4
Income (loss) before income tax	$(85)	$(73)	$8	$5	$(145)	$(172)	$(317)

	Three Months Ended March 31, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	1,422	294	—	—	1,716	—	1,716
CPA revenues	—	—	116	(116)	—	—	—
Mileage Plan other revenue	100	10	—	—	110	—	110
Cargo and other	48	1	1	—	50	—	50
Total operating revenues	1,570	305	117	(116)	1,876	—	1,876
Operating expenses
Operating expenses, excluding fuel	1,152	274	97	(118)	1,405	26	1,431
Economic fuel	358	66	—	—	424	(4)	420
Total operating expenses	1,510	340	97	(118)	1,829	22	1,851
Nonoperating income (expense)
Interest income	16	—	—	(7)	9	—	9
Interest expense	(21)	—	(8)	7	(22)	—	(22)
Interest capitalized	4	—	—	—	4	—	4
Other - net	(10)	—	—	—	(10)	—	(10)
Total nonoperating income (expense)	(11)	—	(8)	—	(19)	—	(19)
Income (loss) before income tax	$49	$(35)	$12	$2	$28	$(22)	$6

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.
(c)Includes merger-related costs, impairment charges associated with the impact of COVID-19 and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	March 31, 2020	December 31, 2019
Mainline	$19,677	$19,207
Horizon	1,183	1,266
Consolidating & Other	(7,497)	(7,480)
Consolidated	$13,363	$12,993

NOTE 10. SUBSEQUENT EVENTS

On April 23, 2020, Alaska and Horizon finalized agreements with the U.S. Department of the Treasury and accepted full disbursement of funds through the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act. McGee Air Services has also applied for PSP support but has yet to come to an agreement or received funds from the U.S. Department of the Treasury.

Under the PSP and associated agreements, Alaska and Horizon received $992 million to be used exclusively toward continuing to pay employee salaries, wages and benefits. Of this amount, $267 million takes the form of an unsecured senior term loan with a 10-year term, bearing an interest rate of 1% in years 1 through 5, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The loan is prepayable at par at any time. The PSP proceeds were deposited into an account which will be drawn down over time for payroll expenses. That account and the balance of the proceeds will serve as the only collateral for the loan. As additional taxpayer protection required under the PSP, the Company granted the Treasury Department 846,748 warrants to purchase Alaska Air Group (ALK) common stock at a strike price of $31.61, based on the closing price on April 9, 2020. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five year term.

As a condition to receiving PSP funds, Alaska and Horizon agreed to the following conditions:

•The Company must refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits for non-officer employees through September 30, 2020;
•The Company is subject to maximum limitations on executive compensation for officers and employees who earned more than $425,000 in total compensation in 2019, extending through March 24, 2022;
•The Company is prohibited from repurchasing its common stock and from paying dividends on its common stock until September 30, 2021;
•Alaska and Horizon must maintain air service to markets they served as of March 1, 2020, through March 1, 2022 unless exempted by the Department of Transportation; and
•The Company must maintain certain internal controls and records, and provide any additional reporting required by the U.S. government, relating to PSP funding.

PSP funding will be recorded upon initial receipt as cash and cash equivalents, and subsequently reclassified as a contra-wage expense relative to the wages and benefits incurred by Alaska and Horizon. The Company will allocate the proceeds received from the Treasury in accordance with applicable accounting guidance and based on the consideration provided in the transaction.

In April, the Company also applied for loan funding available under the CARES Act. The Company expects to be eligible to access up to $1.1 billion in incremental funding, and is currently evaluating participation under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and as updated in our Form 8-K on May 5, 2020. The updated risk factors are also set forth herein in section Item 1A. "Risk Factors." This overview summarizes the MD&A, which includes the following sections:

•First Quarter Review—highlights from the first quarter of 2020 outlining some of the major events that happened during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2020. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2020.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

COVID-19 Impacts and Response

The impacts of COVID-19 on our business have been unprecedented, and have presented us with some of the greatest challenges in our 88 year history. We experienced strong demand in January and February 2020. However, in March 2020 the cancellation of large public events, suspension of business travel, closure of popular tourist destinations and implementation of stay-at-home orders throughout the country drove demand for air travel to historic lows.

We are uncertain when, and at what rate, demand may return. Flown capacity for April was more than 80% below prior year, and cuts for May will also exceed 80%. Reductions in June are expected to be similar. Capacity reductions for the remainder of the year will be evaluated and shared as we monitor trends in demand. As a result of reduced capacity, we have parked 156 Mainline and 13 Horizon aircraft, including the permanent parking of 12 Mainline aircraft. We have also worked with SkyWest to suspend flying for eight aircraft and reduce minimum flying commitments for those aircraft that remain in service.

We have taken action to reduce costs and our overall cash burn. In March, we implemented a company-wide hiring freeze, reduced salaries of senior management, reduced management hours by 10%, and offered voluntary short-term and incentive leave programs to all employees. To date, over 5,000 employees have taken voluntary leave. We have reduced our monthly cash burn rate from approximately $400 million in March to $260 million in April. We are committed to reducing monthly cash burn to $200 million by June, and to break-even by the end of 2020. This will require difficult decisions for cost reduction and relies on some demand returning as well.

Throughout the crisis, our focus on safety has remained unchanged. In response to COVID-19, we have evaluated the many ways in which our guests and employees interact, and have implemented the following measures to ensure health and safety for all traveling:

•Implemented enhanced cleaning procedures on aircraft, including the use of high-grade, EPA-registered disinfectants and electrostatic sanitizing spray. Additionally, all planes are equipped with hospital-grade HEPA filters.

•Provided guests with a "Peace-of-Mind" waiver, allowing changes to ticketed travel without change or cancellation fees.

•Taken additional steps to ensure guest health and safety including limiting load factors and seat availability, and suspending or reducing most in-flight services.

•Announced a requirement for our employees to wear masks when they are working and unable to practice appropriate social distancing and for our guests while traveling on our aircraft, in line with Centers for Disease Control recommendations.

Subsequent to quarter end, we received $992 million in funding from the Payroll Support Program under the CARES Act. Of this total, more than $700 million is in the form of a grant which will be used to directly offset payroll expenses incurred through September 30, 2020.

We have also obtained financing of $875 million since the end of 2019. As of May 12, 2020, our cash and marketable securities balance was approximately $2.8 billion.

Financial Overview

Our consolidated pretax loss was $317 million during the first quarter of 2020, compared to pretax profit of $6 million in the first quarter of 2019. The shift to pretax loss was driven primarily by a decrease in operating revenues of $240 million stemming from the sharp decline in demand and an increase in non-fuel operating expenses of $142 million, including $160 million in special charges from asset impairment, offset by a decrease in fuel expense of $36 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of impairment and other charges, merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•By excluding fuel expense and certain special items (including impairment charges and merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain special items, such as impairment charges and merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

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

•Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as impairment charges, merger-related costs, and mark-to-market hedging adjustments, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•Although we disclose our unit revenues, we do not (nor are we able to) evaluate unit revenues excluding the impact that changes in fuel costs have had on ticket prices. Fuel expense represents a large percentage of our total operating expenses. Fluctuations in fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

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

	Three Months Ended March 31,
	2020	2019	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	8,932	10,417	(14.3)%
RPMs (000,000) "traffic"	10,656	12,449	(14.4)%
ASMs (000,000) "capacity"	15,304	15,508	(1.3)%
Load factor	69.6%	80.3%	(10.7) pts
Yield	13.90¢	13.78¢	0.9%
RASM	10.69¢	12.10¢	(11.7)%
CASM excluding fuel and special items(b)	9.22¢	9.06¢	1.8%
Economic fuel cost per gallon(b)	$1.93	$2.13	(9.4)%
Fuel gallons (000,000)	194	199	(2.5)%
ASMs per fuel gallon	78.9	77.9	1.3%
Average full-time equivalent employees (FTEs)	22,473	21,832	2.9%
Mainline Operating Statistics:
Revenue passengers (000)	6,675	7,864	(15.1)%
RPMs (000,000) "traffic"	9,582	11,172	(14.2)%
ASMs (000,000) "capacity"	13,697	13,874	(1.3)%
Load factor	70.0%	80.5%	(10.5) pts
Yield	12.88¢	12.73¢	1.2%
RASM	10.05¢	11.31¢	(11.1)%
CASM excluding fuel and special items(b)	8.46¢	8.30¢	1.9%
Economic fuel cost per gallon(b)	$1.92	$2.12	(9.4)%
Fuel gallons (000,000)	163	169	(3.6)%
ASMs per fuel gallon	84.0	82.1	2.3%
Average FTEs	16,818	16,457	2.2%
Aircraft utilization	10.1	10.4	(2.9)%
Average aircraft stage length	1,306	1,304	0.2%
Operating fleet(d)	225	237	(12) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,257	2,553	(11.6)%
RPMs (000,000) "traffic"	1,074	1,277	(15.9)%
ASMs (000,000) "capacity"	1,607	1,634	(1.7)%
Load factor	66.8%	78.2%	(11.4 pts )
Yield	23.04¢	23.03¢	—%
RASM	16.09¢	18.68¢	(13.9)%
Operating fleet	94	93	1 a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes 12 aircraft permanently parked in March 2020.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2020 TO THREE MONTHS ENDED MARCH 31, 2019

Our consolidated net loss for the three months ended March 31, 2020 was $232 million, or $1.87 per diluted share, compared to net income of $4 million, or $0.03 per diluted share, for the three months ended March 31, 2019.

Excluding the impact of impairment and other charges, merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net loss for the first quarter of 2020 was $102 million, or $0.82 per diluted share, compared to an adjusted net income of $21 million, or $0.17 per diluted share, in the first quarter of 2019. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2020		2019
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) and diluted EPS	$(232)	$(1.87)	$4	$0.03
Mark-to-market fuel hedge adjustments	9	0.07	(4)	(0.03)
Special items - impairment charges and other	160	1.29	—	—
Special items - merger-related costs	3	0.02	26	0.21
Income tax effect of reconciling items above	(42)	(0.33)	(5)	(0.04)
Non-GAAP adjusted net income (loss) and diluted EPS	$(102)	$(0.82)	$21	$0.17

CASM reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2020		2019		% Change
Consolidated:
CASM	12.79	¢	11.94	¢	7%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.51		2.71		(7)%
Special items - merger-related costs	0.02		0.17		(88)%
Special items - impairment charges and other	1.04		—		NM
CASM excluding fuel and special items	9.22	¢	9.06	¢	2%

Mainline:
CASM	11.55	¢	11.04	¢	5%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.35		2.55		(8)%
Special items - merger-related costs	0.02		0.19		(89)%
Special items - impairment charges and other	0.72		—		NM
CASM excluding fuel and special items	8.46	¢	8.30	¢	2%

OPERATING REVENUES

Total operating revenues decreased $240 million, or 13%, during the first quarter of 2020 compared to the same period in 2019. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2020	2019	% Change
Passenger revenue	$1,481	$1,716	(14)%
Mileage Plan other revenue	109	110	(1)%
Cargo and other	46	50	(8)%
Total operating revenues	$1,636	$1,876	(13)%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first quarter of 2020 decreased by $235 million, or 14%, on a 14% decline in traffic. Decreased revenue year-over-year is primarily due to the near complete loss of demand and unprecedented close-in cancellations in March 2020 due to the COVID-19 pandemic. January and February 2020 unit revenues and load factors of 80% and 81%, respectively, were in-line with our original expectations. The loss of demand in March 2020, however, led to a decrease in load factor of 38 points as compared to March 2019 on a 12% year-over-year capacity reduction.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue for the first quarter of 2020 decreased by $4 million, or 8%, as compared to the same prior year period. The decrease is primarily due to freighter outages in January 2020, as well as schedule reductions on passenger aircraft, reducing total belly cargo capacity.

OPERATING EXPENSES

Total operating expenses increased $106 million, or 6%, compared to the first quarter of 2019. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2020	2019	% Change
Fuel expense	$384	$420	(9)%
Non-fuel operating expenses, excluding special items	1,410	1,405	—%
Special items - merger-related costs	3	26	(88)%
Special items - impairment charges and other	160	—	NM
Total operating expenses	$1,957	$1,851	6%

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

Aircraft fuel expense decreased $36 million, or 9%, compared to the first quarter of 2019. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2020		2019
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$370	$1.91	$421	$2.11
(Gains) losses on settled hedges	5	0.02	3	0.02
Consolidated economic fuel expense	375	1.93	$424	$2.13
Mark-to-market fuel hedge adjustments	9	0.05	(4)	(0.02)
GAAP fuel expense	$384	$1.98	$420	$2.11
Fuel gallons	194		199

Raw fuel expense per gallon for the three months ended March 31, 2020 decreased by approximately 9% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2020 was primarily driven by a 17% decrease in crude oil prices and a 37% decrease in refining margins, when compared to the prior year. Crude oil prices have been dramatically impacted by the COVID-19 pandemic and the related reduction in demand. The decrease is also due to a year-over-year decline in consumption of 5 million gallons, or 3%, primarily on reduced March 2020 flying.

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

Losses recognized for hedges that settled during the first quarter were $5 million in 2020, compared to losses of $3 million in the same period in 2019. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense. We expect our economic fuel cost per gallon in the second quarter to range between $1.10 and $1.15 per gallon on a significant decrease in consumption as compared to the prior year period.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2019 are more fully described below.

	Three Months Ended March 31,
(in millions)	2020	2019	% Change
Wages and benefits	$612	$557	10%
Variable incentive pay	7	35	(80)%
Aircraft maintenance	115	120	(4)%
Aircraft rent	81	83	(2)%
Landing fees and other rentals	131	132	(1)%
Contracted services	72	72	—%
Selling expenses	55	72	(24)%
Depreciation and amortization	108	106	2%
Food and beverage service	49	49	—%
Third-party regional carrier expense	37	41	(10)%
Other	143	138	4%
Total non-fuel operating expenses, excluding special items	$1,410	$1,405	—%

Wages and Benefits

Wages and benefits increased during the first quarter of 2020 by $55 million, or 10%, compared to 2019. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2020	2019	% Change
Wages	$453	$424	7%
Pension - Defined benefit plans service cost	13	10	30%
Defined contribution plans	38	31	23%
Medical and other benefits	76	63	21%
Payroll taxes	32	29	10%
Total wages and benefits	$612	$557	10%

Wages increased $29 million, or 7%, on a 3% growth in FTEs. The increase is primarily due increased wage rates following the mid-2019 ratification of new contracts for employees represented by the Aircraft Mechanics Fraternal Association and International Association of Machinists.

Medical and other benefits expense increased $13 million, or 21%, primarily due to continued increase in the volume of high-dollar value medical claims as compared to the prior-year period, as well as increases in the cost associated with our pilot long-term disability plan.

For the full year, we expect wages and benefits will decline compared to the prior year as we reduce scheduled flying and executive salaries, and realize savings generated by our employees that have accepted voluntary leaves of absence.

Variable Incentive Pay

Variable incentive pay expense decreased $28 million, or 80%, during the first quarter of 2020 compared to the same period in 2019, due to the expectation that key financial metrics will not be achieved under the performance based pay program.

Aircraft Maintenance

Aircraft maintenance expense decreased by $5 million, or 4%, during the first quarter of 2020 compared to the same period in 2019. The decrease is primarily due to fewer engine events as compared to the prior year, as well as lower power-by-the-hour expense on reduced March 2020 utilization of covered aircraft.

We expect lower aircraft maintenance expense for the full year on reduced aircraft utilization and parking of certain aircraft.

Selling Expense

Selling expense decreased by $17 million, or 24%, during the first quarter of 2020 compared to the same period in 2019, primarily due to decreased media, advertising and sponsorship spend as compared to the prior year. Additionally, we had lower distribution costs in-line with the overall reduced bookings cause by the COVID-19 pandemic.

We expect full year selling expense will decrease in-line with the reduction to revenue as a result of reduced distribution costs on lower bookings, as well as reduced sponsorship costs.

Special Items - Impairment and other charges

We recorded impairment and other charges of $160 million in the first quarter of 2020, driven by our current expectation of decreased future cash flows stemming from the COVID-19 pandemic. Impairment and other charges primarily consist of the full write-down of the operating lease asset and related spare inventory and parts for certain Airbus aircraft which were permanently parked, the write-down of our owned Q400 fleet to fair value, and the full write-off of gate assets at Dallas Love Field.

Additional impairment charges may be recorded as we execute further capacity reductions beyond those already scheduled and potentially permanently park additional aircraft.

Special Items - Merger-related Costs

We recorded special items of $3 million in the first quarter of 2020 for merger-related costs associated with our acquisition of Virgin America, compared to $26 million in the same period of 2019. Costs incurred in the first quarter of 2020 consist primarily of certain technology integration costs.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded a pretax loss of $85 million in the first quarter of 2020, compared to a pretax profit of $49 million in the first quarter of 2019. The $134 million shift to pretax loss was primarily driven by a $188 million decrease in Passenger revenues as a result of the COVID-19 pandemic, and a slight increase in non-fuel operating expenses, offset by a $45 million decrease in economic fuel cost.

The decrease in Mainline passenger revenue for the first quarter of 2020 was primarily driven by a 14% decline in traffic on a 1% decrease in capacity. The overall decrease in both traffic and capacity are driven by the significant reduction in demand and close-in cancellations as a result of the COVID-19 pandemic.

Lower raw fuel prices, combined with a slight decrease in gallons consumed, drove the decline in Mainline fuel expense. Non-fuel operating expenses increased slightly due to higher wages and benefits as a result of new wage rates following the mid-2019 ratification of new contracts for certain labor groups. Increased wages were offset by decreased variable pay, maintenance and selling expenses as described further above.

Regional

Regional operations generated a pretax loss of $73 million in the first quarter of 2020, compared to a pretax loss of $35 million in the first quarter of 2019. The increase in the pretax loss was attributable to a $47 million decline in operating revenues, partially offset by a $4 million decrease in fuel costs and an $5 million decrease in non-fuel operating expenses.

Regional passenger revenue decreased 16% compared to the first quarter of 2019, primarily driven by a 16% decline in traffic on a 2% decrease in capacity. The overall decrease in both traffic and capacity are driven by the significant reduction in demand and close-in cancellations as a result of the COVID-19 pandemic.

The decrease in non-fuel operating expenses is primarily due to the 2% decline in capacity, as well as elimination of costs for PenAir flying in the state of Alaska.

Horizon

Horizon achieved a pretax profit of $8 million in the first quarter of 2020, compared to a pretax profit of $12 million in the first quarter of 2019. Decreased profit is primarily driven by decreased passenger revenues due to a reduction in flying resulting from the COVID-19 pandemic, offset by lower maintenance and other operating costs as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take action to reduce costs, increase liquidity and help to preserve the relative strength of our balance sheet. During the first quarter, we took the following actions:

•Drew $400 million on our existing line of credit facilities, and raised $425 million from a 364-day term loan facility;

•Suspended our share repurchase program and quarterly dividend indefinitely;

•Reduced planned capital expenditures by nearly $600 million for 2020, including suspension of pre-delivery payments and deferral of non-essential capital projects;

The Company has significant remaining borrowing capacity, supported by its 106 unencumbered aircraft, real estate and slot assets, and our loyalty program. Although we have no plans to access equity markets at this time, we believe our equity would be of high interest to investors. In April 2020, we obtained additional secured debt financing of $50 million, which is secured by two aircraft.

Subsequent to quarter end, the Company obtained funds from the Payroll Support Program (PSP). Under the PSP, we received $992 million on April 23, 2020, which will be used to cover wages and benefits at Alaska and Horizon. The CARES Act also allows for the deferral of payment for the employer portion of social security taxes through the end of 2020, and a waiver of certain transportation taxes on air travel.

In April 2020, we applied for additional loans available to us under the CARES Act, which enables Alaska and Horizon to access up to $1.1 billion of additional financing should we so choose.

To preserve liquidity, we are focused on reducing cash burn as quickly as possible. We have successfully reduced our monthly cash burn rate from $400 million at the end of March, to $260 million in April, with the goal of reaching $200 million by June. We define cash burn as all cash flows, excluding the impact of any CARES Act funding or proceeds from new borrowings.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2020	December 31, 2019	Change
Cash and marketable securities	$2,125	$1,521	40%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	30%	22%	8 pts
Total debt	2,262	1,499	51%
Shareholders’ equity	$4,015	$4,331	(7)%

Debt-to-capitalization, adjusted for operating leases
(in millions)	March 31, 2020	December 31, 2019	Change
Long-term debt, net of current portion	$1,203	$1,264	(5)%
Capitalized operating leases	1,641	1,708	(4)%
COVID-19 related borrowings(a)	825	—	NM
Adjusted debt	$3,669	$2,972	23%
Shareholders' equity	4,015	4,331	(7)%
Total invested capital	$7,684	$7,303	5%

Debt-to-capitalization, including operating leases	48%	41%	7 pts
(a)To best reflect our leverage at March 31, 2020, we included the borrowings stemming from the COVID-19 pandemic in the above calculation, although these borrowings are classified as current in the condensed consolidated balance sheets.

Net adjusted debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	March 31, 2020
Adjusted debt	$3,669
Current portion of long-term debt, net of COVID-19 related borrowings	234
Total adjusted debt	3,903
Less: Cash and marketable securities	(2,125)
Net adjusted debt	$1,778

(in millions)	Last Twelve Months Ended March 31, 2020
GAAP Operating Income(a)	$717
Adjusted for:
Special items	181
Mark-to-market fuel hedge adjustments	7
Depreciation and amortization	425
Aircraft rent	329
EBITDAR	$1,659
Net adjusted debt to EBITDAR	1.1x
(a)Operating income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Used in Operating Activities

For the first three months of 2020, net cash provided by operating activities was $33 million, compared to $468 million during the same period in 2019. The $435 million decrease in our operating cash flows is primarily attributable to a $236 million decline in net income, as well as significant cash refund activity during the quarter, and a decline in advance bookings as compared to the same period in the prior year, both as a result of the COVID-19 pandemic.

Cash Used in Investing Activities

Cash used in investing activities was $127 million during the first three months of 2020, compared to $186 million during the same period of 2019. The decrease to cash used in investing activities is primarily due to a reduction in net purchases of marketable securities, which were $16 million in the first three months of 2020, compared to $76 million in the three months ended March 31, 2019. The decrease in net purchases is primarily driven by the need to utilize previously invested cash to fund operations and provide customer refunds.

Cash Used in Financing Activities

Cash from financing activities was $684 million during the first three months of 2020 compared to cash used for financing activities of $171 million during the same period in 2019. During the first three months of 2020, we had proceeds from debt issuances of $825 million. These proceeds were partially offset by debt payments of $60 million, dividend payments totaling $45 million, and $31 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of March 31, 2020, we have firm orders to purchase 35 aircraft. Alaska also has cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2023 through 2025. We could incur a loss of pre-delivery payments and credits as a cancellation fee. Alaska also has options to acquire 37 B737 aircraft with deliveries from 2021 through 2024, and Horizon has options to acquire 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, Alaska has options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft. Options will be exercised only if we believe return on invested capital targets can be met.

Given the drastically reduced demand for air travel as a result of the COVID-19 pandemic, we are currently evaluating our overall fleet strategy and long-term plan. It is probable that the current outlook as stated below will change significantly. This table represents anticipated fleet activity by year as of March 31, 2020:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	March 31, 2020	2020 Additions	2020 Removals	December 31, 2020	2021 Changes	December 31, 2021
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(a)	163	3	—	166	14	180
Airbus Passenger Aircraft(b)	59	—	—	59	(7)	52
Total Mainline Fleet	225	3	—	228	7	235
Q400 operated by Horizon	32	—	—	32	—	32
E175 operated by Horizon	30	—	—	30	—	30
E175 operated by third party	32	—	—	32	—	32
Total Regional Fleet	94	—	—	94	—	94
Total	319	3	—	322	7	329
(a)The three B737 MAX9 aircraft reflected in 2020 were originally contracted for delivery in 2019 and delayed due to the MAX grounding. Seven B737 MAX9 deliveries originally contracted for 2020 have been shifted to 2021 based on our current estimate of expected delivery dates.
(b)Actual fleet at March 31, 2020, excludes 12 Airbus aircraft permanently parked in response to COVID-19 capacity reductions.

For future firm orders and option exercises, we may finance the aircraft through cash flow from operations, long-term debt, or lease arrangements.

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We typically hedge up to 50% of our expected consumption. However, given the sharp decline in demand and our capacity resulting from the COVID-19 pandemic, we are currently overhedged relative to our target of 50% of consumption through the remainder of 2020. Our crude oil positions are as follows:

	Approximate Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2020	115	$67	$2
Third Quarter 2020	115	$66	$2
Fourth Quarter 2020	85	$64	$2
Full Year 2020	315	$66	$2
First Quarter 2021	60	$62	$2
Second Quarter 2021	45	$63	$2
Third Quarter 2021	25	$61	$2
Total 2021	130	$62	$2

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2020. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2020	2021	2022	2023	2024	Beyond 2024	Total
Current and long-term debt obligations	$577	$706	$243	$173	$153	$418	$2,270
Aircraft lease commitments	243	295	269	212	160	660	1,839
Facility lease commitments	8	8	7	7	7	85	122
Aircraft maintenance deposits	38	55	47	24	6	2	172
Aircraft purchase commitments	416	556	340	200	27	26	1,565
Interest obligations (a)	45	36	25	20	15	22	163
Other obligations (b)	115	173	181	186	193	885	1,733
Total	$1,442	$1,829	$1,112	$822	$561	$2,098	$7,864
(a)For variable-rate debt, future obligations are shown above using forecasted interest rates as of March 31, 2020.
(b)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

Subsequent to March 31, 2020, the Company renegotiated scheduled payments with certain lessors and vendor partners, including the reduction of minimum obligations. The Company has also deferred 2020 aircraft payments, including those related to the B737 MAX9, to periods beyond 2020.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short-term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), usage of net operating losses, whether "bonus depreciation" provisions are available, any future tax reform efforts at the federal level, as well as other legislative changes that are beyond our control. We expect that our 2020 cash tax rate will be close to zero, given our current expectation of operating losses for the remainder of the year.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2020. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2, "COVID-19," for discussion about the estimates used in the Company's impairment analyses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the additional risk factors below, there have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The global pandemic caused by COVID-19, and related measures implemented to combat its spread has had, and is expected to continue to have, a material adverse effect on the Company’s operations, financial position and liquidity.

In late 2019, an outbreak of novel coronavirus and its resulting disease (COVID-19) was detected in Wuhan, China. Since that time, COVID-19 has spread rapidly throughout the globe, including within the United States, where over one million cases have been positively diagnosed to date. In March 2020, the President of the United States declared a national emergency in response to the rapid spread, and all markets we serve have implemented some measure of travel restriction or stay-at-home order. These orders, combined with a wariness among the public of travel by aircraft due to perceived risk of infection, have resulted in an unprecedented decline in business and leisure travel. Cancellations of conventions and conferences, sporting events, concerts and other similar events, as well as the closure of popular tourist destinations, have contributed to this decline. This reduction in demand has materially negatively impacted our revenues and results of operations. As there is no indication of when these restrictions may be lifted or when demand may return, we expect to continue to see negative impacts from the COVID-19 pandemic on our business.

In response to the pandemic, we have implemented and continue to implement a comprehensive strategy to mitigate the impacts on our business. This strategy may itself have negative impacts on our business and operations. One such action is the waiver of change fees and the ability to rebook travel for an extended period beyond standard rebooking terms. The loss of change fee revenue, combined with ongoing significant ticket cancellation activity, has adversely impacted our revenues and liquidity, and we expect such impacts to continue if governmental authorities extend existing travel restriction or stay-at-home orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, if businesses continue to restrict nonessential travel for their employees, or if the perceived risk of infection persists.

We have also implemented significant cash preservation and cost reduction strategies in response to the impacts of COVID-19. These strategies include, but are not limited to, capital expenditure reductions, hiring freezes, solicitation of voluntary leaves of absence and renegotiation of contractual terms and conditions. These measures, while helpful in slowing the rate at which we utilize our cash, are not expected to fully recover the loss of cash as a result of decreased ticket sales.

The Company may also experience significant supply chain disruptions as the COVID-19 pandemic may also adversely impact our suppliers. See “Item 1A., Risk Factors – We are dependent on a limited number of suppliers for aircraft and parts” of our Annual Report on Form 10-K for further discussion of risks related to the Company’s dependence on a limited number of suppliers. Should COVID-19 cause our limited vendors to have performance problems, reduced or ceased operations, or bankruptcies, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.

At this time, we are unable to predict what impact the pandemic will have on future customer behavior. Future business travel may be impacted by widespread use of videoconferencing or the reduction of business travel budgets. Travelers may also become more reluctant in general to travel. In addition, the Company has incurred, and will continue to incur COVID-19 related costs for enhanced aircraft cleaning and additional procedures to limit transmission among employees and guests. Although these procedures are elective, the industry may in the future be subject to further cleaning and safety measures, which may be costly and take a significant amount of time to implement. These contingencies, individually and combined, could have a material adverse impact on our business. See “Item 1A., Risk Factors – Economic uncertainty, or another recession, would likely impact demand for our product and could harm our financial condition and results of operations.” of our Annual Report on Form 10-K for further discussion of the Company’s vulnerability to a general economic downturn or recession.

We have a significant amount of debt and fixed obligations and have incurred substantial incremental debt in response to the COVID-19 pandemic. These obligations could lead to liquidity restraints and have a material adverse effect on our financial position.

We carry, and will continue to carry for the foreseeable future, a substantial amount of debt related to aircraft lease and financing commitments, as well as non-cancelable commitments for airport and facility leases, maintenance and other obligations. In response to the COVID-19 pandemic, we have incurred and continue to seek new financing sources to fund our operations while demand remains at an unprecedented low level and for the unknown duration of any economic recovery period. Further, as we incur incremental obligations, issuers may require future debt agreements to contain more restrictive covenants or require additional collateral beyond historical market terms which may further restrict our ability to successfully access capital.

Although we have historically been able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations when they become due, the impacts of COVID-19, or from other risks as described in “Item 1A., Risk Factors” of our Annual Report on Form 10-K, may prohibit us from doing so in the future and may adversely affect our overall liquidity.

We have accepted certain conditions by accepting funding under the Payroll Support Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

On March 27, 2020, the CARES Act was signed into law and provides the Company with the ability to access liquidity in the form of grants, loans, loan guarantees and other investments by the U.S. government.

In April 2020, the Company and its subsidiaries Alaska Airlines and Horizon Air entered agreements with the United States Department of the Treasury (the Treasury) to secure funding under the Payroll Support Program (PSP) of the CARES Act. Alaska and Horizon agreed to use PSP funds exclusively for employee payroll and benefits expenses through at least September 30, 2020. Our aggregate receipts from the PSP total approximately $992 million, of which $267 million is in the form of an unsecured senior term loan payable over ten years. Additionally, the government received warrants to purchase 846,748 non-voting shares of the Company’s common stock. On April 23, 2020, the Company received full disbursement of the PSP funds.

Our PSP funding is subject to the following conditions:

•Alaska Airlines and Horizon Air must refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits for non-officer employees through September 30, 2020;

•Executive compensation for officers and employees who earned more than $425,000 in total compensation in 2019 will be subject to maximum limitations through March 24, 2022;

•The Company is prohibited from repurchasing its common stock and from paying dividends on its common stock until September 30, 2021;

•Alaska Airlines and Horizon Air must maintain air service to markets they served as of March 1, 2020, unless exempted by the Department of Transportation, through March 1, 2022; and

•We must maintain certain internal controls and records, and provide any additional reporting required by the U.S. government, relating to PSP funding.

These conditions may affect the profitability of the Company, including through increased compliance costs, and affect retention of key personnel.

In April 2020, the Company and its airline subsidiaries applied for loans under a separate provision of the CARES Act. If we accept funds under the loan program, we will be required to provide additional compensation to the U.S. government and may be subject to conditions beyond those stated above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2020 - January 31, 2020	95,062	$66.27
February 1, 2020 - February 29, 2020	246,489	61.32
March 1, 2020 - March 31, 2020	196,527	46.96
Total	538,078	$56.95	$456

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015. In March 2020, the Company suspended the share repurchase program indefinitely.

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

May 14, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 9, 2015	3.2
4.1†	Description of Capital Stock	10-Q
4.2†	Closing Date Warrant to Purchase Common Stock, dated April 23, 2020	10-Q
4.3†	Promissory Note, dated April 23, 2020 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-Q
10.1†	Payroll Support Program Agreement, dated April 23, 2020, between Alaska Airlines, Inc. and the United States Department of the Treasury	10-Q
10.2†	Joinder Agreement to the Payroll Support Program Agreement, dated April 23, 2020, between Horizon Air Industries, Inc. and the United States Department of the Treasury	10-Q
10.3†	Warrant Agreement, dated April 23, 2020, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q
10.4†
$425,000,000 364-Day Term Loan Agreement among Alaska Airlines, Inc., the Banks party thereto, Wells Fargo Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and BofA Securities, Inc., as Joint Lead Arrangers and Wells Fargo Securities, LLC as Sole Bookrunner, dated March 25, 2020
10-Q
10.5†	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-Q
10.6†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 7, 2020	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement