Form 10-Q/A
period 2020-03-31
ALASKA AIR GROUP, INC.
filed 2020-05-28
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

19300 International Boulevard,	Seattle,	WA	98188

Telephone:	(206)	392-5040

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	ALK	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Alaska Air Group, Inc.
EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Alaska Air Group, Inc. (the “Company,” “we,” “our” or “us”) for the quarter ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “Quarterly Report”), is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order") issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (Exchange Act) in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously reported on Form 8-K filed with the SEC on May 5, 2020, we are relying on the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 outbreak. In particular, the Company needed additional time to file the Quarterly Report because of the substantial number of additional accounting and other controls and procedures that must be completed by Company personnel in order to finalize the Company’s financial statements and the Quarterly Report to explain the effects of the COVID-19 pandemic on the Company and its subsidiaries.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART II

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: The exhibits listed in the Exhibit Index of the Quarterly Report and the exhibits listed in the Exhibit Index of this Amendment No. 1 are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
31.3†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (abbreviated for Form 10Q/A)	10-Q/A
31.4†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (abbreviated for Form 10Q/A)	10-Q/A
104†	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

May 28, 2020

3