Form 10-Q
period 2020-06-30
ALASKA AIR GROUP, INC.
filed 2020-08-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant has 123,639,730 common shares, par value $0.01, outstanding at July 31, 2020.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2019, and Item 1A. "Risk Factors" of Part II of this Form 10-Q. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,509	$221
Marketable securities	1,294	1,300
Total cash and marketable securities	2,803	1,521
Receivables - net	280	323
Inventories and supplies - net	56	72
Prepaid expenses and other current assets	105	121
Total Current Assets	3,244	2,037

Property and Equipment
Aircraft and other flight equipment	8,257	8,549
Other property and equipment	1,381	1,306
Deposits for future flight equipment	591	533
	10,229	10,388
Less accumulated depreciation and amortization	3,434	3,486
Total Property and Equipment - Net	6,795	6,902

Operating lease assets	1,568	1,711
Goodwill	1,943	1,943
Intangible assets - net	109	122
Other noncurrent assets	339	278
Other Assets	3,959	4,054

Total Assets	$13,998	$12,993

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$102	$146
Accrued wages, vacation and payroll taxes	284	470
Air traffic liability	1,131	900
Deferred payroll support program grant	361	—
Other accrued liabilities	327	431
Deferred revenue	555	750
Current portion of operating lease liabilities	273	269
Current portion of long-term debt	1,087	235
Total Current Liabilities	4,120	3,201

Long-Term Debt, Net of Current Portion	1,549	1,264

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,376	1,439
Deferred income taxes	619	715
Deferred revenue	1,519	1,240
Obligation for pension and postretirement medical benefits	581	571
Other liabilities	373	232
	4,468	4,197
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2020 - 132,989,258 shares; 2019 - 131,812,173 shares, Outstanding: 2020 - 123,639,314 shares; 2019 - 123,000,307 shares	1	1
Capital in excess of par value	350	305
Treasury stock (common), at cost: 2020 - 9,349,944 shares; 2019 - 8,811,866 shares	(674)	(643)
Accumulated other comprehensive loss	(458)	(465)
Retained earnings	4,642	5,133
	3,861	4,331
Total Liabilities and Shareholders' Equity	$13,998	$12,993

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Passenger revenue	$309	$2,111	1,790	3,827
Mileage Plan other revenue	73	118	182	228
Cargo and other	39	59	85	109
Total Operating Revenues	421	2,288	2,057	4,164
Operating Expenses
Wages and benefits	472	567	1,084	1,124
Variable incentive pay	16	44	23	79
Payroll support program grant wage offset	(362)	—	(362)	—
Aircraft fuel, including hedging gains and losses	59	502	443	922
Aircraft maintenance	45	115	160	235
Aircraft rent	74	82	155	165
Landing fees and other rentals	83	113	214	245
Contracted services	30	70	102	142
Selling expenses	4	87	59	159
Depreciation and amortization	107	105	215	211
Food and beverage service	7	53	56	102
Third-party regional carrier expense	26	42	63	83
Other	78	136	221	274
Special items - merger-related costs	1	8	4	34
Special items - impairment charges and other	69	—	229	—
Total Operating Expenses	709	1,924	2,666	3,775
Operating Income (Loss)	(288)	364	(609)	389
Nonoperating Income (Expense)
Interest income	7	11	16	20
Interest expense	(17)	(20)	(30)	(42)
Interest capitalized	1	3	4	7
Other—net	6	(7)	11	(17)
Total Nonoperating Income (Expense)	(3)	(13)	1	(32)
Income (Loss) Before Income Tax	(291)	351	(608)	357
Income tax (benefit) expense	(77)	89	(162)	91
Net Income (Loss)	$(214)	$262	$(446)	$266

Basic Earnings (Loss) Per Share:	$(1.74)	$2.12	$(3.62)	$2.15
Diluted Earnings (Loss) Per Share:	$(1.73)	$2.11	$(3.60)	$2.14
Shares used for computation:
Basic	123.296	123.418	123.058	123.355
Diluted	123.965	124.301	123.685	124.179

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Income (Loss)	$(214)	$262	$(446)	$266

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	31	13	30	27
Reclassification of (gain) loss into Other - net nonoperating income (expense)	(6)	—	(9)	2
Income tax effect	(6)	(3)	(5)	(7)
Total	19	10	16	22

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income (expense)	8	8	15	16
Income tax effect	(2)	(2)	(4)	(4)
Total	6	6	11	12

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	(2)	(7)	(27)	(12)
Reclassification of loss into Aircraft rent	—	—	1	1
Income tax effect	1	2	6	3
Total	(1)	(5)	(20)	(8)

Other Comprehensive Income (Loss)	24	11	7	26

Comprehensive Income (Loss)	$(190)	$273	$(439)	$292

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
Net loss	—	—	—	—	—	(232)	(232)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Common stock repurchase	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.375 per share)	—	—	—	—	—	(45)	(45)
Stock issued under stock plans	0.123	—	—	—	—	—	—
Balances at March 31, 2020	122.585	$1	$314	$(674)	$(482)	$4,856	$4,015
Net loss	—	—	—	—	—	(214)	(214)
Other comprehensive income (loss)	—	—	—	—	24	—	24
Stock-based compensation	—	—	2	—	—	—	2
CARES Act warrant issuance	—	—	7	—	—	—	7
Stock issued for employee stock purchase plan	1.000	—	27	—	—	—	27
Stock issued under stock plans	0.054	—	—	—	—	—	—
Balances at June 30, 2020	123.639	$1	$350	$(674)	$(458)	$4,642	$3,861

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	15	—	15
Common stock repurchase	(0.215)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.391	—	20	—	—	—	20
Stock issued under stock plans	0.134	—	(3)	—	—	—	(3)
Balances at March 31, 2019	123.504	$1	$261	$(581)	$(433)	$4,498	$3,746
Net income	—	—	—	—	—	262	262
Other comprehensive income (loss)	—	—	—	—	11	—	11
Common stock repurchase	(0.194)	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued under stock plans	0.028	—	—	—	—	—	—
Balances at June 30, 2019	123.338	$1	$270	$(593)	$(422)	$4,717	$3,973

(a)Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income (Loss)	$(446)	$266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	215	211
Stock-based compensation and other	7	16
Special items - impairment charges and other	229	—
Payroll support program grant wage offset	(362)	—
Changes in certain assets and liabilities:
Payroll support program grant funding	723	—
Changes in deferred tax provision	(98)	62
Increase in air traffic liability	231	385
Increase in deferred revenue	84	75
Other - net	(262)	18
Net cash provided by operating activities	321	1,033
Cash flows used in investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(58)	(172)
Other flight equipment	(43)	(83)
Other property and equipment	(67)	(78)
Total property and equipment additions, including capitalized interest	(168)	(333)
Purchases of marketable securities	(1,004)	(885)
Sales and maturities of marketable securities	1,038	663
Other investing activities	10	25
Net cash used in investing activities	(124)	(530)
Cash flows from financing activities:
Proceeds from issuance of debt	1,265	254
Common stock repurchases	(31)	(25)
Dividends paid	(45)	(86)
Long-term debt payments	(125)	(532)
Other financing activities	27	26
Net cash provided by (used in) financing activities	1,091	(363)
Net increase in cash, cash equivalents, and restricted cash	1,288	140
Cash, cash equivalents, and restricted cash at beginning of year	232	114
Cash, cash equivalents, and restricted cash at end of the period	$1,520	$254

Cash paid during the period for:
Interest (net of amount capitalized)	$25	$34
Income taxes	—	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$1,509	$244
Restricted cash included in Prepaid expenses and other current assets	11	10
Total cash, cash equivalents, and restricted cash at end of the period	$1,520	$254

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the COVID-19 pandemic on the Company's business, these estimates and assumptions require more judgment than they would be otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and six months ended June 30, 2020 are not necessarily indicative of operating results for the entire year.

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

NOTE 2. COVID-19 PANDEMIC

The public health and economic crises resulting from the outbreak of the novel coronavirus (COVID-19) beginning in the first quarter of 2020 has had an unprecedented impact on the Company. Travel restrictions, event cancellations and social distancing guidelines implemented throughout the country drove significant declines in demand beginning in February, and adversely impacted revenues beginning in March. Consistent with expectations, the financial impact to the second quarter was more significant than the first quarter. There continue to be travel restrictions in place throughout the United States, and the resurgence in COVID-19 cases threatens to halt or reverse progress towards reopening in many states and cities. It is uncertain when these restrictions may lift and when demand may return.

In response to the COVID-19 pandemic, the Company implemented a "Peace-of-Mind" waiver, which allows travelers to book tickets for travel for a specified period of time that can be changed or canceled without incurring change fees. In the second quarter, the waiver has been extended to cover all ticketed travel purchased through September 8, 2020. Cancellations and postponement of travel exceeded new bookings in March and April, and had a material impact on second quarter passenger revenues, air traffic liability, and cash position. Refer to Note 3 for further discussion.

The Company has taken decisive action to reduce costs and preserve cash and liquidity. In the first quarter, the Company implemented a company-wide hiring freeze, reduced salaries of senior management and hours for management employees, suspended annual pay increases and solicited voluntary leaves of absence. In addition to these payroll saving measures, the Company has actively negotiated with vendor partners to reduce contractual minimums and spending in line with the reduction in demand.

With demand dramatically depressed, the Company has significantly reduced its planned flying capacity. As a result, many aircraft have been parked or removed from service. As of June 30, 2020, 101 mainline aircraft were temporarily grounded. The

Company made the decision in the first quarter of 2020 to permanently remove 12 Airbus aircraft from the operating fleet. As of June 30, 2020, all operating regional aircraft were in service.

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

Given the temporary and permanent parking of certain aircraft described above, the Company performed impairment tests on certain long-lived assets as of March 31, 2020 and again as of June 30, 2020. All individual fleets passed the recoverability test, except for the Q400 fleet and the permanently parked Airbus aircraft, which did not pass in the first quarter of 2020.

In the first quarter, the Company recorded an impairment charge of $83 million for the 12 permanently parked Airbus aircraft, which was comprised of operating lease right of use assets, estimable return costs, and related leasehold improvements. In the second quarter, the Company identified additional estimable return costs relating to those permanently parked aircraft, and recorded an additional $70 million charge.

Also in the first quarter, the Company recorded an impairment charge of $58 million reflecting the amount for which carrying value exceeded fair value of the Q400 fleet. The Company also recorded additional impairment charges relating to two non-operating Q400 aircraft, which remain parked and held-for-sale, in the first quarter of 2020.

A summary of the impairment charges recorded for aircraft and other flight equipment in the condensed consolidated statement of operations for the six months ended June 30, 2020 is as follows (in millions):

	Airbus Aircraft	Q400 Aircraft	Total Impairment
Aircraft and other flight equipment, net	$11	$58	$69
Operating lease assets	62	—	62
Inventory and supplies - net	2	—	2
Prepaid expenses and other current assets	—	3	3
Other accrued liabilities	78	—	78
Total impairment charges - Long-lived assets	$153	$61	$214

The Company will continue to evaluate the need for further impairment of long-lived assets as expectations of future demand, market conditions and fleet decisions evolve.

Valuation of intangible assets and goodwill

The Company reviews definite- and indefinite-lived intangible assets and goodwill for impairment on an annual basis in the fourth quarter, or more frequently should events or circumstances indicate that an impairment may exist.

Given strain in the general economic environment and a significant decline in Alaska Air Group market capitalization, the Company performed impairment tests on all three asset types as of March 31, 2020 and again as of June 30, 2020. As a result of these analyses, indefinite-lived intangible assets and goodwill were deemed recoverable, and no impairment charges were recorded. Of the company’s definite-lived intangibles, leased gates at Dallas-Love Field (DAL Gates) were deemed not recoverable and an impairment charge of $10 million was recorded in the first quarter. No additional impairment charges were identified for definite-lived intangibles as a result of the June 30, 2020 impairment test.

Other considerations

The Company also evaluated outstanding receivable balances for risk of non-payment. The Company identified a $5 million receivable from a vendor that filed for bankruptcy during the first quarter. The Company fully expects to file a bankruptcy claim but, as the note is unsecured, management determined that collectability is not probable. Therefore, the full $5 million was reserved and charged to Special charges - impairment charges and other in the condensed consolidated statement of operations in the first quarter.

For the three and six months ended June 30, 2020, the Company concluded that the use of a year-to-date effective tax rate estimate was more appropriate than the annual effective tax rate method as estimates of the Company's full-year loss is not reliable at this time given the uncertainty of the travel demand environment.

Although it is not certain when the impacts of COVID-19 will subside and demand for air travel will return, the Company has implemented meaningful plans to reduce expenses, build liquidity and preserve cash. At June 30, 2020, given the balance of cash, cash equivalents and marketable securities, as well as anticipated access to liquidity and cash flows from future operations, the Company expects it will meet all cash obligations, as well as remain in compliance with the financial debt covenants in its existing financing arrangements, for the next 12 months. Refer to Note 5. Long-Term Debt for further information regarding liquidity obtained in response to the COVID-19 crisis.

CARES Act Funding

During the second quarter, Alaska, Horizon, and McGee finalized agreements with the U.S. Department of the Treasury through the payroll support program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act. Under the PSP and associated agreements, Alaska and Horizon received $992 million in the second quarter. Similarly, McGee entered into an agreement to receive a total of $30 million, of which $15 million was received in the second quarter, with the remainder expected to be received in two installments in the third quarter.

The funds are to be used exclusively toward continuing to pay employee salaries, wages and benefits. Upon receipt of the funds, the Company is subject to various conditions, including, but not limited to, refraining from conducting involuntary furloughs or reducing employee rates of pay through September 30, 2020 and placing limits on executive compensation. Other conditions also prohibit the Company from repurchasing common stock and from paying dividends until September 30, 2021, and require the Company to continue to maintain essential air service as directed by the U.S. Department of Transportation.

The funds received took the form of debt, warrants and a grant. The secured debt portion of $276 million was recorded at par. An additional $5 million of debt is expected to be issued in the third quarter as the remaining $15 million in funding is received by McGee. See Note 5 for further discussion. Warrants of $7 million were recorded on the condensed consolidated balance sheet at fair value determined using the Black-Scholes model. The residual amount of $723 million was recorded as grant proceeds on the condensed consolidated balance sheet as a deferred wage offset. The grant will be recognized into earnings as eligible wages, salaries and benefits are incurred. During the three months ended June 30, 2020, the Company recognized $362 million of the PSP grant proceeds as a wage offset.

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$222	$1,792	$1,435	$3,231
Passenger ancillary revenue	31	147	147	271
Mileage Plan passenger revenue	56	172	208	325
Total Passenger revenue	$309	$2,111	$1,790	$3,827

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passenger revenue	$56	$172	$208	$325
Mileage Plan other revenue	73	118	182	228
Total Mileage Plan revenue	$129	$290	$390	$553

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cargo revenue	$28	$38	$52	$68
Other revenue	11	21	33	41
Total Cargo and other revenue	$39	$59	$85	$109

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $484 million and $563 million from the prior year-end air traffic liability balance for the six months ended June 30, 2020 and 2019.

Given the ongoing reduction in demand for air travel stemming from the COVID-19 pandemic, the Company has observed unprecedented declines in advance bookings and associated cash receipts. The Company also saw significant cancellations beginning in March 2020, which has led to cash refunds or the issuance of credits for future travel. Since the onset of the pandemic, the Company has issued cash refunds of $363 million and credits for future travel of $695 million. At June 30, 2020, such credits, which are included in the air traffic liability balance, totaled $568 million, net of breakage. In April 2020, the Company announced updated expiration terms for these credits, extending to July 2021. At this time, the Company is unable to estimate how and when the air traffic liability will be recognized in earnings given ongoing uncertainty around the return in demand for air travel.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $42 million of such receivables as of June 30, 2020 and $105 million as of December 31, 2019. Consistent with the significant cancellation activity outlined above, the Company saw a substantial number of redeposits in the second quarter. Given the uncertainty around the return in demand for air travel, the Company is unable to determine how and when mileage credits will be recognized in earnings.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Six Months Ended June 30,
	2020	2019
Total Deferred Revenue balance at January 1	$1,990	$1,874
Travel miles and companion certificate redemption - Passenger revenue	(208)	(325)
Miles redeemed on partner airlines - Other revenue	(21)	(51)
Increase in liability for mileage credits issued	313	451
Total Deferred Revenue balance at June 30	$2,074	$1,949
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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2020, total cost basis for all marketable securities was $1.3 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$281	$—	$281	$330	$—	$330
Equity mutual funds	5	—	5	6	—	6
Foreign government bonds	—	22	22	—	31	31
Asset-backed securities	—	197	197	—	211	211
Mortgage-backed securities	—	214	214	—	176	176
Corporate notes and bonds	—	546	546	—	523	523
Municipal securities	—	29	29	—	23	23
Total Marketable securities	286	1,008	1,294	336	964	1,300
Derivative instruments
Fuel hedge—call options	—	5	5	—	11	11
Interest rate swap agreements	—	—	—	—	3	3
Total Assets	$286	$1,013	$1,299	$336	$978	$1,314

Liabilities
Derivative instruments
Interest rate swap agreements	—	(33)	(33)	—	(10)	(10)
Total Liabilities	$—	$(33)	$(33)	$—	$(10)	$(10)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of June 30, 2020.

Maturities for marketable securities (in millions):

June 30, 2020	Cost Basis	Fair Value
Due in one year or less	$133	$134
Due after one year through five years	1,063	1,094
Due after five years through 10 years	60	61
Total	$1,256	$1,289

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of June 30, 2020, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	June 30, 2020	December 31, 2019
Fixed-rate debt at cost	$444	$473
Non-recurring purchase price accounting fair value adjustment	2	2
Total fixed-rate debt	$446	$475

Estimated fair value	$463	$483

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded during the three and six months ended June 30, 2020. No material impairment charges were recorded during the three and six months ended June 30, 2019.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	June 30, 2020	December 31, 2019
Fixed-rate notes payable due through 2029	$446	$475
Fixed-rate PSP notes payable due through 2030	276	—
Variable-rate notes payable due through 2029	1,925	1,032
Less debt issuance costs	(11)	(8)
Total debt	2,636	1,499
Less current portion	1,087	235
Long-term debt, less current portion	$1,549	$1,264

Weighted-average fixed-interest rate	2.4%	3.3%
Weighted-average variable-interest rate	2.0%	2.9%

Approximately $666 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at June 30, 2020.

During the six months ended June 30, 2020, the Company obtained additional secured debt financing of $589 million from multiple lenders. The new debt is secured by a total of 32 aircraft. The Company also made scheduled debt payments of $125 million during the six months ended June 30, 2020.
The $276 million PSP note is an unsecured senior term loan with a 10-year term, bearing an interest rate of 1% in years 1 through 5, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The loan is prepayable at par at any time. Alaska and Horizon PSP proceeds were deposited into an account which will be drawn down over time for payroll expenses. That account and the balance of the proceeds will serve as the only collateral for the loan.

At June 30, 2020 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2020	$529
2021	742
2022	281
2023	245
2024	153
Thereafter	695
Total	$2,645

Subsequent to quarter end, the Company obtained $1.2 billion in private funding through the issuance of Enhanced Equipment Trust Certificates (EETC). The EETCs are collateralized by 42 Boeing 737 aircraft and 19 Embraer E175 aircraft.

Bank Lines of Credit

The Company has three credit facilities with capacity totaling $516 million, and availability of $509 million, as of June 30, 2020. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility with capacity of $150 million and availability of $143 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The third credit facility for $116 million expires in July 2020, with a mechanism for annual renewal, and is secured by aircraft.

During the six months ended June 30, 2020, the Company drew $400 million on the first two existing facilities. In the second quarter, the Company repaid $7 million on the second credit facility. The Company has drawn the full availability of both facilities, and the outstanding balance is classified as short-term on the condensed consolidated balance sheet. The Company also has secured letters of credit against the $116 million facility. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at June 30, 2020.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$13	$10	$26	$21
Pension expense included in Wages and benefits	13	10	26	21

Interest cost	19	22	38	44
Expected return on assets	(27)	(23)	(55)	(47)
Recognized actuarial loss	8	9	17	18
Pension expense included in Nonoperating Income (Expense)	$—	$8	$—	$15

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of June 30, 2020 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2020	$335	$36	$12
2021	554	166	53
2022	337	174	45
2023	186	179	24
2024	18	184	6
Thereafter	25	880	2
Total	$1,455	$1,619	$142
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements. In the second quarter, Alaska entered into an agreement with SkyWest to defer a portion of 2020 payments and eliminate contractual minimums through September 30, 2020.

In the second quarter, the Company renegotiated scheduled payments with certain lessors and vendor partners, including the reduction of minimum obligations and rates. The impact of those negotiations on our leases was not material to the operating lease liability. The Company has also deferred the payment of remaining 2020 contractual aircraft commitments, including those related to the B737 MAX9, to periods beyond 2020.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of June 30, 2020, Alaska had commitments to purchase 32 B737 MAX9 aircraft, with contracted deliveries between 2020 and 2023. As a result of the grounding order mandated by the FAA on March 13, 2019, the delivery schedule for these MAX aircraft is subject to change. Future minimum contractual payments for these aircraft have been updated to reflect the possible delivery timing, but are also subject to change. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023. Alaska has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2026. In addition, Alaska has options to purchase 37 B737 MAX aircraft, and Horizon has options to purchase 30 E175 aircraft. Alaska also has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2022.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of June 30, 2020, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.
CARES Act Warrant Issuance
As additional taxpayer protection required under the PSP, the Company granted the Treasury Department 874,344 warrants to purchase Alaska Air Group (ALK) common stock at a strike price of $31.61, based on the closing price on April 9, 2020. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five year term. Additional warrants to purchase 14,327 shares of Air Group common stock will be issued to Treasury in connection with McGee's receipt of the remaining second and third installments of PSP funds in the third quarter.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of tax (in millions):

	June 30, 2020	December 31, 2019
Related to marketable securities	$25	$9
Related to employee benefit plans	(458)	(469)
Related to interest rate derivatives	(25)	(5)
Total	$(458)	$(465)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2020 and 2019, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$225	$84	$—	$—	$309	$—	$309
CPA revenues	—	—	81	(81)	—	—	—
Mileage Plan other revenue	56	17	—	—	73	—	73
Cargo and other	39	—	—	—	39	—	39
Total Operating Revenues	320	101	81	(81)	421	—	421
Operating Expenses
Operating expenses, excluding fuel	746	210	68	(82)	942	(292)	650
Economic fuel	45	20	—	—	65	(6)	59
Total Operating Expenses	791	230	68	(82)	1,007	(298)	709
Nonoperating Income (Expense)
Interest income	11	—	—	(4)	7	—	7
Interest expense	(18)	—	(5)	6	(17)	—	(17)
Interest capitalized	1	—	—	—	1	—	1
Other - net	6	—	—	—	6	—	6
Total Nonoperating Income (Expense)	—	—	(5)	2	(3)	—	(3)
Income (Loss) Before Income Tax	$(471)	$(129)	$8	$3	$(589)	$298	$(291)

	Three Months Ended June 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,767	$344	$—	$—	$2,111	$—	$2,111
CPA revenues	—	—	112	(112)	—	—	—
Mileage Plan other revenue	105	13	—	—	118	—	118
Cargo and other	57	—	—	2	59	—	59
Total Operating Revenues	1,929	357	112	(110)	2,288	—	2,288
Operating Expenses
Operating expenses, excluding fuel	1,167	268	95	(116)	1,414	8	1,422
Economic fuel	422	77	—	—	499	3	502
Total Operating Expenses	1,589	345	95	(116)	1,913	11	1,924
Nonoperating Income (Expense)
Interest income	17	—	—	(6)	11	—	11
Interest expense	(19)	—	(7)	6	(20)	—	(20)
Interest capitalized	3	—	—	—	3	—	3
Other - net	(7)	—	—	—	(7)	—	(7)
Total Nonoperating Income (Expense)	(6)	—	(7)	—	(13)	—	(13)
Income (Loss) Before Income Tax	$334	$12	$10	$6	$362	$(11)	$351

	Six Months Ended June 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	1,459	331	—	—	1,790	—	1,790
CPA revenues	—	—	186	(186)	—	—	—
Mileage Plan other revenue	154	28	—	—	182	—	182
Cargo and other	83	—	—	2	85	—	85
Total Operating Revenues	1,696	359	186	(184)	2,057	—	2,057
Operating Expenses
Operating expenses, excluding fuel	1,905	479	160	(192)	2,352	(129)	2,223
Economic fuel	358	82	—	—	440	3	443
Total Operating Expenses	2,263	561	160	(192)	2,792	(126)	2,666
Nonoperating Income (Expense)
Interest income	25	—	—	(9)	16	—	16
Interest expense	(30)	—	(10)	10	(30)	—	(30)
Interest capitalized	4	—	—	—	4	—	4
Other - net	12	—	—	(1)	11	—	11
Total Nonoperating Income (Expense)	11	—	(10)	—	1	—	1
Income (Loss) Before Income Tax	(556)	(202)	16	8	(734)	126	(608)

	Six Months Ended June 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	3,189	638	—	—	3,827	—	3,827
CPA revenues	—	—	228	(228)	—	—	—
Mileage Plan other revenue	205	23	—	—	228	—	228
Cargo and other	105	1	1	2	109	—	109
Total Operating Revenues	3,499	662	229	(226)	4,164	—	4,164
Operating Expenses
Operating expenses, excluding fuel	2,319	542	192	(234)	2,819	34	2,853
Economic fuel	780	143	—	—	923	(1)	922
Total Operating Expenses	3,099	685	192	(234)	3,742	33	3,775
Nonoperating Income (Expense)
Interest income	33	—	—	(13)	20	—	20
Interest expense	(40)	—	(15)	13	(42)	—	(42)
Interest capitalized	7	—	—	—	7	—	7
Other - net	(17)	—	—	—	(17)	—	(17)
Total Nonoperating Income (Expense)	(17)	—	(15)	—	(32)	—	(32)
Income (Loss) Before Income Tax	383	(23)	22	8	390	(33)	357

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.
(c)Includes payroll support program grant wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	June 30, 2020	December 31, 2019
Mainline	$20,261	$19,207
Horizon	1,199	1,266
Consolidating & Other	(7,462)	(7,480)
Consolidated	$13,998	$12,993

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Item 1A. "Risk Factors" of Part II of this Form 10-Q. This overview summarizes the MD&A, which includes the following sections:

•Second Quarter Review—highlights from the second quarter of 2020 outlining some of the major events that happened during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2020. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2020.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

COVID-19 Impacts and Response

The impacts of COVID-19 on our business have been unprecedented, and have presented us with some of the greatest challenges in our 88-year history. The cancellation of large public events, suspension of business travel, closure of popular tourist destinations and implementation of stay-at-home orders throughout the country beginning in March 2020, and continuing through to June 2020, has driven demand for air travel to historic lows.

As we entered the second quarter, passenger counts were approximately 5% of prior year levels. Throughout the quarter, we began to see slight improvements in demand and new bookings, with daily passenger counts peaking around 20% of prior year levels, primarily driven by leisure travelers.

Currently, we are planning a capacity reduction of about 50% in the third quarter and about 35% in the fourth quarter, although that is subject to change based on demand. Given the significant reduction to capacity, it is critical that we take action to address the size of our workforce. In an effort to mitigate the need for involuntary furloughs, we have initiated various early-out and voluntary furlough programs for most frontline workers and provided incentive leave options to our pilots. To date, we have had approximately 4,000 volunteers for these programs. In addition, we made the difficult decision to reduce our non-union management positions by approximately 300 management positions. In total these changes are expected to result in a cost of $250 million to $300 million, which will be recognized in the third quarter. We sent WARN notices on August 1 to approximately 4,000 employees, who may be potentially impacted if we determine furloughs are needed to adjust the workforce to fit the new size of the business.

Changes to our workforce is one of the ways we will reduce costs as we restructure our business. These and other cost reduction measures are critical to reaching our monthly cash burn goals. In the second quarter, we reduced our cash burn rate from approximately $400 million as we exited March to $120 million in June. We remain focused on our goal to achieve cash break-even by year end. To reach this goal, our planning assumption is that cash bookings will recover to 40% to 60% of prior year levels by December. Our capacity and cash bookings planning assumptions do not represent guidance, and we will adjust our plans if demand trends don't support these assumptions.

Maintaining a significant liquidity balance is also paramount to preserving our financial strength. In addition to the $1 billion in CARES Act funding obtained in the second quarter of 2020, we have also sourced $589 million in secured financing, drawn $400 million from our existing credit facilities, and issued $1.2 billion in EETCs which were finalized on July 2, 2020. We also have available to us an additional $1.1 billion in CARES Act loans, should we choose to participate. As of August 4, 2020, our cash and marketable securities balance was approximately $3.8 billion.

Our commitment to the health and safety of our guests and employees remains our top priority. In response to the crisis, we have partnered with experts to build our Next-Level Care initiative. In doing so, we have added layers of safety with over 100 safety measures through all stages of travel. Some examples of measures that are helping our guests build confidence include:

•Making the pre-flight experience as contactless as possible, including the addition of a health agreement during check-in;

•Requiring masks for both guests aged 12 and older and employees, and empowering our crews to enforce the policy with the ability to issue a formal warning to any guest who refuses to do so;

•Using the latest air filtration technology and hospital grade filters to remove particulates and fully recycle air in the cabin every 2 to 3 minutes;

•Exceeding CDC cleaning guidelines and using high grade disinfectants to reduce the risk of transmission on board, and;

•Providing for adequate social distancing in our airports and on-board, including blocking middle seats on mainline aircraft through September 30, 2020.

oneworld Invitation

In July 2020, we received our formal invitation to join the oneworld alliance. Upon entrance to the alliance, Alaska guests will be able to access the full range of customer services and benefits, and Mileage Plan members will be able to earn and redeem rewards on all oneworld member airlines. The Company is working to accelerate its timeline for entrance into the alliance, with a focus on completion as early as the end of 2020.

Financial Overview

Our consolidated pretax loss was $291 million during the second quarter of 2020, compared to pretax profit of $351 million in the second quarter of 2019. The shift to pretax loss was driven primarily by a decrease in operating revenues of $1.9 billion stemming from the sharp decline in demand and $69 million in special charges from asset impairment, offset by a decrease in non-fuel operating expenses of $772 million, including wage offsets from the payroll support program of the CARES Act of $362 million. Pretax loss was also offset by a decrease in fuel expense of $443 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of the payroll support program grant wage offset, impairment and other charges, merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•By excluding fuel expense and certain special items (including the payroll support program grant wage offset, impairment charges and merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain special items, such as the payroll support program grant wage offset, impairment charges and merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

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

•Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as the payroll support program grant wage offset, impairment charges, merger-related costs, and mark-to-market hedging adjustments, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	1,485	12,026	(87.7)%	10,417	22,442	(53.6)%
RPMs (000,000) "traffic"	1,654	14,638	(88.7)%	12,310	27,087	(54.6)%
ASMs (000,000) "capacity"	4,307	16,980	(74.6)%	19,612	32,487	(39.6)%
Load factor	38.4%	86.2%	(47.8) pts	62.8%	83.4%	(20.6) pts
Yield	18.68¢	14.43¢	29.5%	14.54¢	14.13¢	2.9%
RASM	9.77¢	13.48¢	(27.5)%	10.49¢	12.82¢	(18.2)%
CASM excluding fuel and special items(b)	21.87¢	8.33¢	162.5%	12.00¢	8.68¢	38.2%
Economic fuel cost per gallon(b)	$1.20	$2.27	(47.1)%	$1.77	$2.20	(19.5)%
Fuel gallons (000,000)	54	220	(75.5)%	248	419	(40.8)%
ASMs per fuel gallon	79.8	77.2	3.4%	79.1	77.5	2.1%
Average full-time equivalent employees (FTEs)	15,836	21,921	(27.8)%	19,155	21,876	(12.4)%
Mainline Operating Statistics:
Revenue passengers (000)	905	9,206	(90.2)%	7,580	17,070	(55.6)%
RPMs (000,000) "traffic"	1,276	13,207	(90.3)%	10,858	24,379	(55.5)%
ASMs (000,000) "capacity"	3,363	15,241	(77.9)%	17,060	29,114	(41.4)%
Load factor	37.9%	86.7%	(48.8) pts	63.6%	83.7%	(20.1) pts
Yield	17.63¢	13.38¢	31.8%	13.44¢	13.08¢	2.8%
RASM	9.52¢	12.66¢	(24.8)%	9.94¢	12.02¢	(17.3)%
CASM excluding fuel and special items(b)	22.19¢	7.65¢	190.1%	11.17¢	7.96¢	40.3%
Economic fuel cost per gallon(b)	$1.20	$2.26	(46.9)%	$1.78	$2.19	(18.7)%
Fuel gallons (000,000)	38	187	(79.7)%	201	356	(43.5)%
ASMs per fuel gallon	88.5	81.5	8.6%	84.9	81.8	3.8%
Average FTEs	12,340	16,551	(25.4)%	14,579	16,504	(11.7)%
Aircraft utilization	5.6	11.1	(49.5)%	8.8	10.7	(17.8)%
Average aircraft stage length	1,144	1,311	(12.7)%	1,270	1,308	(2.9)%
Operating fleet(d)	225	238	(13) a/c	225	238	(13) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	580	2,820	(79.4)%	2,837	5,372	(47.2)%
RPMs (000,000) "traffic"	378	1,431	(73.6)%	1,452	2,708	(46.4)%
ASMs (000,000) "capacity"	945	1,739	(45.7)%	2,552	3,373	(24.3)%
Load factor	40.0%	82.3%	(42.3 pts)	56.9%	80.3%	(23.4 pts)
Yield	22.12¢	24.06¢	(8.1)%	22.80¢	23.57¢	(3.3)%
RASM	10.63¢	20.51¢	(48.2)%	14.07¢	19.62¢	(28.3)%
Operating fleet	94	94	— a/c	94	94	— a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes 12 aircraft permanently parked in March 2020.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2020 TO THREE MONTHS ENDED JUNE 30, 2019

Our consolidated net loss for the three months ended June 30, 2020 was $214 million, or $1.73 per diluted share, compared to net income of $262 million, or $2.11 per diluted share, for the three months ended June 30, 2019.

Excluding the impact of the payroll support program grant wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted net loss for the second quarter of 2020 was $439 million, or $3.54 per diluted share, compared to adjusted net income of $270 million, or $2.17 per diluted share, in the second quarter of 2019. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2020		2019
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) and diluted EPS	$(214)	$(1.73)	$262	$2.11
Payroll support program grant wage offset	(362)	(2.92)	—	—
Mark-to-market fuel hedge adjustments	(6)	(0.05)	3	0.02
Special items - impairment charges and other	69	0.56	—	—
Special items - merger-related costs	1	0.01	8	0.06
Income tax effect of reconciling items above	73	0.59	(3)	(0.02)
Non-GAAP adjusted net income (loss) and diluted EPS	$(439)	$(3.54)	$270	$2.17

CASM reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2020		2019		% Change
Consolidated:
CASM	16.46	¢	11.33	¢	45%
Less the following components:
Payroll support program grant wage offset	(8.40)		—		NM
Aircraft fuel, including hedging gains and losses	1.37		2.96		(54)%
Special items - merger-related costs	0.02		0.04		(50)%
Special items - impairment charges and other	1.60		—		NM
CASM excluding fuel and special items	21.87	¢	8.33	¢	163%

Mainline:
CASM	15.79	¢	10.50	¢	50%
Less the following components:
Payroll support program grant wage offset	(9.69)		—		NM
Aircraft fuel, including hedging gains and losses	1.16		2.79		(58)%
Special items - merger-related costs	0.02		0.06		(67)%
Special items - impairment charges and other	2.11		—		NM
CASM excluding fuel and special items	22.19	¢	7.65	¢	190%

OPERATING REVENUES

Total operating revenues decreased $1.9 billion, or 82%, during the second quarter of 2020 compared to the same period in 2019. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2020	2019	% Change
Passenger revenue	$309	$2,111	(85)%
Mileage Plan other revenue	73	118	(38)%
Cargo and other	39	59	(34)%
Total operating revenues	$421	$2,288	(82)%

Passenger Revenue

On a consolidated basis, Passenger revenue for the second quarter of 2020 decreased by $1.8 billion, or 85%, on an 89% decline in traffic. Decreased revenue year-over-year is primarily due to the near complete loss of demand, driven by the COVID-19 pandemic, which began significantly impacting revenues in March 2020 and continued throughout the second quarter. In response to the decline in demand we reduced capacity 75%, and experienced a 48-point decrease in load factor.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue decreased $45 million, or 38%, as compared to the same prior-year period primarily on a reduction in miles purchased by our affinity card partner, consistent with an overall reduction in consumer spending.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue for the second quarter of 2020 decreased by $20 million, or 34%, as compared to the same prior-year period. The decrease is primarily due to reduced belly cargo activity driven by the schedule reductions for passenger aircraft, as well as continued capacity limitations in our freighters.

OPERATING EXPENSES

Total operating expenses decreased $1.2 billion, or 63%, compared to the second quarter of 2019. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2020	2019	% Change
Fuel expense	$59	$502	(88)%
Non-fuel operating expenses, excluding special items	942	1,414	(33)%
Payroll support program grant wage offset	(362)	—	NM
Special items - merger-related costs	1	8	(88)%
Special items - impairment charges and other	69	—	NM
Total operating expenses	$709	$1,924	(63)%

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

Aircraft fuel expense decreased $443 million, or 88%, compared to the second quarter of 2019. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2020		2019
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$60	$1.11	$495	$2.25
Losses on settled hedges	5	0.09	4	0.02
Consolidated economic fuel expense	65	1.20	$499	$2.27
Mark-to-market fuel hedge adjustments	(6)	(0.11)	3	0.01
GAAP fuel expense	$59	$1.09	$502	$2.28
Fuel gallons	54		220

Raw fuel expense per gallon for the three months ended June 30, 2020 decreased by approximately 51% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the second quarter of 2020 was primarily driven by a 53% decrease in crude oil prices and a 75% decrease in refining margins, when compared to the prior year. Crude oil prices have been dramatically impacted by the COVID-19 pandemic and the related reduction in demand. The decrease is also due to a year-over-year decline in consumption of 166 million gallons, or 75%, primarily on a significant reduction to flight time and block hours.

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

Losses recognized for hedges that settled during the second quarter were $5 million in 2020, compared to losses of $4 million in the same period in 2019. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the payroll support program grant wage offset and special items. Significant operating expense variances from 2019 are more fully described below.

	Three Months Ended June 30,
(in millions)	2020	2019	% Change
Wages and benefits	$472	$567	(17)%
Variable incentive pay	16	44	(64)%
Aircraft maintenance	45	115	(61)%
Aircraft rent	74	82	(10)%
Landing fees and other rentals	83	113	(27)%
Contracted services	30	70	(57)%
Selling expenses	4	87	(95)%
Depreciation and amortization	107	105	2%
Food and beverage service	7	53	(87)%
Third-party regional carrier expense	26	42	(38)%
Other	78	136	(43)%
Total non-fuel operating expenses, excluding special items	$942	$1,414	(33)%

Wages and Benefits

Wages and benefits decreased during the second quarter of 2020 by $95 million, or 17%, compared to 2019. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2020	2019	% Change
Wages	$350	$421	(17)%
Pension - Defined benefit plans service cost	13	11	18%
Defined contribution plans	30	35	(14)%
Medical and other benefits	54	69	(22)%
Payroll taxes	25	31	(19)%
Total wages and benefits	$472	$567	(17)%

Wages decreased $71 million, or 17%, on a 28% reduction in FTEs. The decrease is primarily due to voluntary leaves of absence accepted by more than 6,000 employees, as well as reduction in executive pay and hours for management employees, and reducing represented employees work hours to minimums.

Medical and other benefits expense decreased $15 million, or 22%, primarily due to a significant reduction in elective procedures and adjustments to reserves for high-dollar value medical claims.

Variable Incentive Pay

Variable incentive pay expense decreased $28 million, or 64%, during the second quarter of 2020 compared to the same period in 2019, due to the expectation that key financial metrics will not be achieved under the performance based pay program.

Aircraft Maintenance

Aircraft maintenance expense decreased by $70 million, or 61%, during the second quarter of 2020 compared to the same period in 2019. The decrease is primarily due to fewer engine events and heavy checks as compared to the prior year, as well as lower power-by-the-hour expense on reduced second quarter utilization of covered aircraft. These decreases were offset by costs incurred in the temporary grounding of certain aircraft.

Landing fees and other rentals

Landing fees and other rentals decreased by $30 million, or 27%, during the second quarter of 2020 compared to the same period in 2019 on a 67% decrease in departures. Decreased departure-related costs were offset by rate increases at many of our airports.

Contracted Services

Contracted services decreased by $40 million, or 57%, during the second quarter of 2020 compared to the same period in 2019 driven primarily by decreased departures and passengers as compared to the prior-year period as a result of the COVID-19 pandemic.

Selling Expense

Selling expense decreased by $83 million, or 95%, during the second quarter of 2020 compared to the same period in 2019, primarily driven by a significant reduction in distribution costs and credit card commissions. Reduced marketing spend and sponsorship costs also contributed to the year-over-year decline given COVID-19 related delays in professional sports seasons.

Food and Beverage Service

Food and beverage service decreased by $46 million, or 87%, during the second quarter of 2020 compared to the same period in 2019. This decrease is in-line with the overall reduction in revenue passengers as compared to the prior-year period, as well as the temporary closure of the majority of our airport lounges.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, decreased by $16 million, or 38%, during the second quarter of 2020 compared to the same period in 2019. The reduction in expense is primarily due to a 41% reduction in departures flown by SkyWest as compared to the prior-year period, a reduction in departure-related contractual rates, and the elimination of PenAir flying.

Special Items - Impairment and other charges

We recorded impairment and other charges of $69 million in the second quarter of 2020, consisting of our updated estimate of costs required to return leased Airbus aircraft that were permanently parked in the first quarter.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded a pretax loss of $471 million in the second quarter of 2020, compared to a pretax profit of $334 million in the second quarter of 2019. The $805 million shift to pretax loss was primarily driven by a $1.5 billion decrease in Passenger revenues as a result of the COVID-19 pandemic, offset by a $421 million decrease in non-fuel operating costs and a $377 million decrease in economic fuel cost.

The decrease in Mainline passenger revenue for the second quarter of 2020 was primarily driven by a 90% decline in traffic on a 78% decrease in capacity. The overall decrease in both traffic and capacity are driven by the significant reduction in demand as a result of the COVID-19 pandemic.

Non-fuel operating expenses decreased significantly on cost savings driven by reduced variable costs on reduced capacity, as well as decreased wages and benefits expense from voluntary leaves of absence and a reduction in hours for management employees. Lower raw fuel prices, combined with a 80% decrease in gallons consumed, drove the decline in Mainline fuel expense.

Regional

Regional operations generated a pretax loss of $129 million in the second quarter of 2020, compared to a pretax profit of $12 million in the second quarter of 2019. The increase in the pretax loss was attributable to a $256 million decline in operating revenues, partially offset by a $57 million decrease in fuel costs and an $58 million decrease in non-fuel operating expenses.

Regional passenger revenue decreased 76% compared to the second quarter of 2019, primarily driven by a 74% decline in traffic on a 46% decrease in capacity. The overall decrease in both traffic and capacity are driven by the significant reduction in demand as a result of the COVID-19 pandemic.

The decrease in non-fuel operating expenses is primarily due to the 46% decline in capacity, as well as elimination of costs for PenAir flying in the state of Alaska.

Horizon

Horizon achieved a pretax profit of $8 million in the second quarter of 2020, compared to a pretax profit of $10 million in the second quarter of 2019. Profit recorded by Horizon in the second quarter is primarily the result of incremental flying as a proportion of overall Air Group capacity as compared to the prior year. Horizon revenues are recorded based upon purchased capacity, and are not impacted by changes to ticket prices and customer demand. Horizon profit is also the result of significant cost reduction efforts implemented in response to the COVID-19 pandemic.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2020 TO SIX MONTHS ENDED JUNE 30, 2019

Our consolidated net loss for the six months ended June 30, 2020 was $446 million, or $3.60 per diluted share, compared to net income of $266 million, or $2.14 per diluted share, for the six months ended June 30, 2019.

Our adjusted net loss for the six months ended June 30, 2020 was $541 million, or $4.37 per diluted share, compared to adjusted net income of $291 million, or $2.34 per diluted share, in the six months ended June 30, 2019. The following tables reconcile our adjusted net income and adjusted diluted EPS to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2020		2019
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income (loss) and diluted EPS	$(446)	$(3.60)	$266	$2.14
Payroll support program grant wage offset	(362)	(2.93)	—	—
Mark-to-market fuel hedge adjustments	3	0.03	(1)	(0.01)
Special items - merger-related costs	4	0.03	34	0.27
Special items - impairment charges and other	229	1.85	—	—
Income tax effect of reconciling items above	31	0.25	(8)	(0.06)
Non-GAAP adjusted net income (loss) and diluted EPS	$(541)	$(4.37)	$291	$2.34

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2020		2019		% Change
Consolidated:
CASM	13.59	¢	11.62	¢	17%
Less the following components:
Payroll support program grant wage offset	(1.85)		—		NM
Aircraft fuel, including hedging gains and losses	2.26		2.84		(20)%
Special items - merger-related costs	0.01		0.10		(90)%
Special items - impairment charges and other	1.17		—		NM
CASM excluding fuel and special items	12.00	¢	8.68	¢	38%

Mainline:
CASM	12.39	¢	10.76	¢	15%
Less the following components:
Payroll support program grant wage offset	(1.91)		—		NM
Aircraft fuel, including hedging gains and losses	2.12		2.68		(21)%
Special items - merger-related costs	0.02		0.12		(83)%
Special items - impairment charges and other	0.99		—		NM
CASM excluding fuel and special items	11.17	¢	7.96	¢	40%

OPERATING REVENUES

Total operating revenues decreased $2.1 billion, or 51%, during the first six months of 2020 compared to the same period in 2019. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2020	2019	% Change
Passenger revenue	$1,790	$3,827	(53)%
Mileage Plan other revenue	182	228	(20)%
Cargo and other	85	109	(22)%
Total operating revenues	$2,057	$4,164	(51)%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first six months of 2020 decreased by $2 billion, or 53%, on a 40% decrease in capacity, and a 21 point decrease in load factor. Decreased revenue year-over-year is primarily due to the near complete loss of demand due to the COVID-19 pandemic. Load factors and unit revenues in the first two months of 2020 were in-line with our original expectations. In March 2020, demand deteriorated at an unprecedented level, and in response we reduced April 2020 and May 2020 capacity to approximately 80% below prior year levels. Although a moderate recovery was observed in June 2020, the resurgence of cases throughout the United States is expected to continue to have significant impacts to our revenue throughout 2020.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue decreased $46 million, or 20%, in the first six months of 2020 compared to the first six months of 2019, due largely to a reduction in purchased miles and decreased commissions received from our affinity card partner, consistent with fewer new affinity card holders in 2020 and an overall reduction in consumer spending.

Cargo and other

On a consolidated basis, Cargo and other revenue decreased $24 million, or 22%, in the first six months of 2020 compared to the first six months of 2019. The decrease is primarily due to reduced belly cargo activity driven by the schedule reductions for passenger aircraft, as well as continued capacity limitations in our freighters.

OPERATING EXPENSES

Total operating expenses decreased $1.1 billion, or 29%, compared to the first six months of 2019. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2020	2019	% Change
Fuel expense	$443	$922	(52)%
Non-fuel operating expenses, excluding special items	2,352	2,819	(17)%
Payroll support program grant wage offset	(362)	—	NM
Special items - merger-related costs	4	34	(88)%
Special items - impairment charges and other	229	—	NM
Total operating expenses	$2,666	$3,775	(29)%

Fuel Expense

Aircraft fuel expense decreased $479 million, or 52%, compared to the six months ended June 30, 2019. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2020		2019
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$430	$1.73	$916	$2.18
Losses on settled hedges	10	0.04	7	0.02
Consolidated economic fuel expense	440	1.77	$923	$2.20
Mark-to-market fuel hedge adjustments	3	0.01	(1)	—
GAAP fuel expense	$443	$1.78	$922	$2.20
Fuel gallons	248		419

The raw fuel price per gallon decreased 21% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first six months of 2020 was driven by a 36% decrease in crude oil prices and a 56% decrease in refining margins.

Losses recognized for hedges that settled in the first six months of 2020 were $10 million, compared to losses of $7 million in the same period in 2019. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We expect our economic fuel cost per gallon in the third quarter to range between $1.35 and $1.40 per gallon on a significant decrease in consumption as compared to the prior-year period.

Non-fuel Expense and Non- special items

	Six Months Ended June 30,
(in millions)	2020	2019	% Change
Wages and benefits	$1,084	$1,124	(4)%
Variable incentive pay	23	79	(71)%
Aircraft maintenance	160	235	(32)%
Aircraft rent	155	165	(6)%
Landing fees and other rentals	214	245	(13)%
Contracted services	102	142	(28)%
Selling expenses	59	159	(63)%
Depreciation and amortization	215	211	2%
Food and beverage service	56	102	(45)%
Third-party regional carrier expense	63	83	(24)%
Other	221	274	(19)%
Total non-fuel operating expenses, excluding special items	$2,352	$2,819	(17)%

Wages and Benefits

Wages and benefits decreased during the first six months of 2020 by $40 million, or 4%. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2020	2019	% Change
Wages	$803	$845	(5)%
Pension—Defined benefit plans service cost	26	21	24%
Defined contribution plans	68	66	3%
Medical and other benefits	130	132	(2)%
Payroll taxes	57	60	(5)%
Total wages and benefits	$1,084	$1,124	(4)%

Wages decreased $42 million, or 5%, on a 12% decrease in FTEs. The decrease is primarily due to voluntary leaves of absence accepted by more than 6,000 employees, as well as reduction in executive pay and hours for management employees. These decreases were offset by increased wage rates following the mid-2019 ratification of new contracts for employees represented by the Aircraft Mechanics Fraternal Association and the International Association of Machinists.

For the full year, we expect wages and benefits will decline compared to the prior year as we reduce scheduled flying and executive salaries, and realize savings generated from our reduction in workforce necessary to align with our expectation of demand.

Variable Incentive Pay

Variable incentive pay expense decreased $56 million, or 71%, during the first six months of 2020 as compared to the same period in 2019. The decrease is primarily due to the expectation that key financial metrics will not be achieved under the performance based pay program.

Aircraft Maintenance

Aircraft maintenance expense decreased by $75 million, or 32%, during the first six months of 2020 compared to the same period in 2019. The decrease is primarily due to a significant reduction in engine events and heavy checks, as well as reduced power-by-the-hour expense on reduced utilization in covered aircraft.

We expect full year aircraft maintenance expense to be lower than 2019 on reduced aircraft utilization and parking of certain aircraft.

Landing fees and other rentals

Landing fees and other rentals decreased by $31 million, or 13%, during the first six months of 2020 compared to the same period in 2019, primarily due to a 35% decrease in departures, offset by increased rates at certain of our airports.

For the full year, we expect landing fees and other rentals to decrease as compared to 2019, however, not at the same rate as decreased departures. We expect to see continued rate increases at many of our airports, as well as negative net settlements to cover airport operating costs.

Contracted Services

Contracted services decreased by $40 million, or 28%, during the first six months of 2020 compared to the same period in 2019. This decrease is primarily a result of reduced vendor spend directly correlating to reduced year-over-year departures and passengers as a result of the COVID-19 pandemic.

For the full year, we expect contracted services expense to be significantly lower than in 2019, given our ongoing cost reduction efforts and significant reduction in departures.

Selling Expense

Selling expense decreased by $100 million, or 63%, during the first six months of 2020 compared to the same period in 2019. primarily driven by a significant reduction in distribution costs and credit card commissions. Reduced marketing spend and sponsorship costs given the continued delay in professional sports also contributed to the year-over-year decline.

We expect full year selling expense will decrease in-line with the reduction to revenue as a result of reduced distribution costs on lower bookings, as well as reduced sponsorship costs.

Food and beverage service

Food and beverage service decreased by $46 million, or 45%, during the first six months of 2020 compared to the same period in 2019. This decrease is primarily due to the 55% decrease in revenue passengers as compared to the prior-year period, as well as the temporary closure of the majority of our airport lounges in the second quarter of 2020.

We expect food and beverage service to decrease as compared to 2019, consistent with our expectation of reduced passengers throughout 2020.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, decreased $20 million, or 24%, during the first six months of 2020 compared to the same period in 2019. The decrease is primarily due to a 30% decrease in capacity flown by SkyWest as compared to the prior year.

For the full year, we expect third-party regional carrier expense to be lower than 2019 due to decreased flying and reduced contractual rates.

Special Items—Merger-Related Costs

We recorded special items of $4 million in the first six months of 2020 for merger-related costs associated with our acquisition of Virgin America, compared to $34 million in the first six months of 2019. Costs incurred in the first six months of 2020 are primarily comprised of certain technology integration costs. We expect 2020 will be the final year in which we incur integration related charges.

Special Items - Impairment and other charges

We recorded impairment and other charges of $229 million in the second quarter of 2020, driven by our current expectation of decreased future cash flows stemming from the COVID-19 pandemic. Impairment and other charges primarily consist of the full write-down of the operating lease assets and related spare inventory and parts, as well as estimated lease return costs for certain Airbus aircraft which were permanently parked, the write-down of our owned Q400 fleet to fair value, and the full write-off of gate assets at Dallas Love Field.

Additional impairment charges may be recorded as we execute further capacity reductions beyond those already scheduled and potentially permanently park additional aircraft.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax loss was $556 million in the first six months of 2020, compared to pretax profit of $383 million in the same period in 2019. The $939 million shift to pretax loss was driven by a $1.8 billion decrease in Mainline operating revenues, offset by a $414 million decrease in Mainline non-fuel operating expense and a $422 million decrease in Mainline fuel expense.

As compared to the prior year, lower Mainline revenues are primarily attributable to a 55% decrease in traffic and a 20 point decrease in capacity, driven by the significant reduction in demand as a result of the COVID-19 pandemic. Non-fuel operating expenses decreased significantly on cost savings driven by reduced variable costs on reduced capacity, as well as decreased wages and benefits expense from voluntary leaves of absence and a reduction in hours for management employees. Lower raw fuel prices, combined with decreased consumption from the reduction in flying, drove the decrease in Mainline fuel expense.

Regional

Regional operations generated a pretax loss of $202 million in the first six months of 2020, compared to a pretax loss of $23 million in the first six months of 2019. The increase in the pretax loss was attributable to a $303 million decrease in operating revenues, partially offset by a $61 million decrease in fuel costs and a $63 million decrease in non-fuel operating expenses. The decrease in regional revenues is primarily due to the 24% decrease in capacity, spurred by the COVID-19 pandemic.

Horizon

Horizon achieved a pretax profit of $16 million in the first six months of 2020, compared to pretax profit of $22 million in the same period in 2019, primarily due to significant cost reduction efforts implemented in response to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take action to reduce costs, increase liquidity and help to preserve the relative strength of our balance sheet. From the onset of the pandemic, we have taken the following key actions to enhance and preserve our liquidity:

•Obtained $1 billion in CARES Act funding to offset wage and benefit expense;

•Raised $589 million in secured financing collateralized by 32 aircraft;

•Drew $400 million from existing credit facilities;

•Suspended our share repurchase program and quarterly dividend indefinitely, and;

•Reduced planned capital expenditures by nearly $600 million for 2020, including suspension of pre-delivery payments and deferral of non-essential capital projects.

Subsequent to quarter end, we obtained $1.2 billion in financing through the issuance of EETCs in July 2020. The EETCs are collateralized by 42 Boeing 737 aircraft and 19 Embraer E175 aircraft.

We have significant remaining borrowing capacity, supported by our remaining 33 unencumbered aircraft, real estate and slot assets, and our loyalty program. Although we have no plans to access equity markets at this time, we believe our equity would be of high interest to investors.

In the second quarter, we notified the U.S. Department of the Treasury (Treasury) of Alaska and Horizon’s intent to apply for loans under the CARES Act, which enables us to access up to $1.1 billion of additional financing. In July 2020, we signed a non-binding letter of intent with the Treasury, anticipating that Mileage Plan assets may be used as loan collateral, and that definitive terms would be negotiated before September 30, 2020. As we continue our negotiations with Treasury, we are also considering other possible sources of liquidity

To preserve liquidity, we have continued our focus on reducing cash burn. We have successfully reduced our monthly cash burn rate from $400 million as we exited March to $120 million in June. We define cash burn as all cash flows, excluding the impact of any CARES Act funding or proceeds from new borrowings, plus net activities from marketable securities.

Our daily cash burn for the three and six months ended June 30, 2020, is reconciled from our statement of cash flows as follows:

(in millions)	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020(a)	Three Months Ended June 30, 2020(b)
Net cash provided by operating activities	$321	$33	$288
Net cash provided by (used in) investing activities	(124)	(127)	3
Net cash provided by financing activities	1,091	$684	407
Net increase in cash, cash equivalents and restricted cash	1,288	590	698

Adjusted to remove:
Payroll support program grant	723	—	723
Payroll support program note and equity	284	—	284
Secured debt issuances	589	425	164
Credit facility draws	400	400	—
Net marketable security activity	(5)	(24)	19
Total adjustments	1,991	801	1,190

Adjusted cash burn	$(703)	$(211)	$(492)
Days in the period	182	91	91
Average daily cash burn	$(4)	$(2)	$(5)
(a) As filed in our first quarter 10-Q, as amended.
(b) Cash burn for the three months ended June 30, 2020, can be calculated by subtracting cash flows for the three months ended March 31, 2020, as previously filed with the SEC, from the six months ended June 30, 2020.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2020	December 31, 2019	Change
Cash and marketable securities	$2,803	$1,521	84%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	42%	17%	25 pts
Total debt	2,636	1,499	76%
Shareholders’ equity	$3,861	$4,331	(11)%

Debt-to-capitalization, adjusted for operating leases
(in millions)	June 30, 2020	December 31, 2019	Change
Long-term debt, net of current portion	$1,549	$1,264	23%
Capitalized operating leases	1,649	1,708	(4)%
COVID-19 related borrowings(a)	818	—	NM
Adjusted debt	$4,016	$2,972	35%
Shareholders' equity	3,861	4,331	(11)%
Total invested capital	$7,877	$7,303	8%

Debt-to-capitalization, including operating leases	51%	41%	10 pts
(a)To best reflect our leverage at June 30, 2020, we included the short-term borrowings stemming from the COVID-19 pandemic in the above calculation, although these borrowings are classified as current in the condensed consolidated balance sheets.

Net adjusted debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	June 30, 2020
Adjusted debt	$4,016
Current portion of long-term debt, net of COVID-19 related borrowings	269
Total adjusted debt	4,285
Less: Cash and marketable securities	(2,803)
Net adjusted debt	$1,482

(in millions)	Last Twelve Months Ended June 30, 2020
GAAP Operating Income(a)	$65
Adjusted for:
Special items	(119)
Mark-to-market fuel hedge adjustments	(2)
Depreciation and amortization	427
Aircraft rent	321
EBITDAR	$692
Net adjusted debt to EBITDAR	2.1x
(a)Operating income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Used in Operating Activities

For the first six months of 2020, net cash provided by operating activities was $321 million, compared to $1 billion during the same period in 2019. The $712 million decrease in our operating cash flows is primarily attributable to a $712 million decline in net income, as well as significant cash refund activity, and a decline in advance bookings as compared to the same period in the prior year, all as a result of the COVID-19 pandemic. The net loss was offset by funds received from the U.S. Treasury as part of the PSP.

Cash Used in Investing Activities

Cash used in investing activities was $124 million during the first six months of 2020, compared to $530 million during the same period of 2019. The decrease to cash used in investing activities is primarily due to a reduction in net purchases of marketable securities, which were $34 million in the first six months of 2020, compared to $222 million in the six months ended June 30, 2019. The decrease in net purchases is primarily driven by the need to utilize previously invested cash to fund operations and provide customer refunds. The decrease is also due to the postponement of capital expenditures in 2020 as a result of the COVID-19 pandemic.

Cash Used in Financing Activities

Cash from financing activities was $1.1 billion during the first six months of 2020 compared to cash used for financing activities of $363 million during the same period in 2019. During the first six months of 2020, we had proceeds from debt issuances of $1.3 billion, including the loan portion of the proceeds from the PSP. These proceeds were partially offset by debt payments of $125 million, dividend payments totaling $45 million, and $31 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of June 30, 2020, we have firm orders to purchase 35 aircraft. Alaska also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2026. We could incur a loss of pre-delivery payments and credits as a cancellation fee. Alaska also has options to acquire 37 B737 MAX aircraft with deliveries from 2021 through 2024, and Horizon has options to acquire 30 E175 aircraft with deliveries from 2022 through 2024. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, Alaska has options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

Given the drastically reduced demand for air travel as a result of the COVID-19 pandemic, we are currently evaluating our overall fleet strategy and long-term plan. We are also in the process of negotiating with aircraft manufacturers and lessors to optimize timing of fleet activity. It is probable that the current outlook as stated below will change significantly. This table represents anticipated fleet activity by year as of June 30, 2020:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	June 30, 2020	2020 Additions	2020 Removals	December 31, 2020	2021 Changes	December 31, 2021
B737 Freighters	3	—	—	3	—	3
B737-700	11	—	—	11	—	11
B737-800	61	—	—	61	—	61
B737-900	12	—	—	12	—	12
B737-900ER	79	—	—	79	—	79
B737 MAX9(a)	—	3	—	3	15	18
A320(b)	49	—	—	49	(7)	42
A321neo	10	—	—	10	—	10
Total Mainline Fleet	225	3	—	228	8	236
Q400 operated by Horizon	32	—	—	32	—	32
E175 operated by Horizon	30	—	—	30	—	30
E175 operated by third party	32	—	—	32	—	32
Total Regional Fleet	94	—	—	94	—	94
Total	319	3	—	322	8	330
(a)The three B737 MAX9 aircraft reflected in 2020 were originally contracted for delivery in 2019 and delayed due to the MAX grounding. Seven B737 MAX9 deliveries originally contracted for 2020 have been shifted to 2021 based on our current estimate of expected delivery dates.
(b)Actual fleet at June 30, 2020, excludes 12 Airbus aircraft permanently parked in response to COVID-19 capacity reductions.

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

	Approximate Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2020	115	$66	$2
Fourth Quarter 2020	85	$64	$2
Full Year 2020	200	$65	$2
First Quarter 2021	60	$62	$2
Second Quarter 2021	45	$63	$2
Third Quarter 2021	40	$57	$2
Fourth Quarter 2021	20	$49	$4
Total 2021	165	$60	$2

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2020. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2020	2021	2022	2023	2024	Beyond 2024	Total
Current and long-term debt obligations	$529	$742	$281	$245	$153	$695	$2,645
Aircraft lease commitments	162	300	274	217	166	677	1,796
Facility lease commitments	5	9	8	7	7	84	120
Aircraft maintenance deposits	12	53	45	24	6	2	142
Aircraft purchase commitments (a)	335	554	337	186	18	25	1,455
Interest obligations (b)	32	42	30	23	17	61	205
Other obligations (c)	41	179	185	190	197	910	1,702
Total	$1,116	$1,879	$1,160	$892	$564	$2,454	$8,065
(a)Although the Company has contractual obligations for purchase commitments in 2020, informal agreements have been reached with aircraft manufacturers to defer payments beyond 2020.
(b)For variable-rate debt, future obligations are shown above using forecasted interest rates as of June 30, 2020.
(c)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements. In the second quarter, Alaska entered into an agreement with SkyWest to defer a portion of 2020 payments and eliminate contractual minimums through September 30, 2020.

In the second quarter, the Company renegotiated scheduled payments with certain lessors and vendor partners, including the reduction of minimum obligations. The Company has also deferred 2020 aircraft payments, including those related to the B737 MAX9, to periods beyond 2020. Discussions remain ongoing with aircraft manufacturers and lessors to optimize the timing of aircraft deliveries and lease returns.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income or loss and cash taxes payable and refundable in the short-term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue, demand for air travel and fuel prices), usage of net operating losses, whether "bonus depreciation" provisions are available, any future tax reform efforts at the federal level, as well as other legislative changes that are beyond our control. We expect that our 2020 cash tax rate will be close to zero, given our current expectation of operating losses for the remainder of the year.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended June 30, 2020. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2, "COVID-19," for discussion about the estimates used in the Company's impairment analyses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the second quarter of 2020, the Company and its subsidiaries Alaska Airlines and Horizon Air, as well as McGee, entered agreements with the United States Department of the Treasury (the Treasury) to secure funding under the PSP of the CARES Act. Alaska, Horizon and McGee agreed to use PSP funds exclusively for employee payroll and benefits expenses through at least September 30, 2020. Our aggregate receipts from the PSP total approximately $1 billion, of which, a total of $281 million is in the form of an unsecured senior term loan payable over ten years. Additionally, the government received warrants to purchase 874,344 non-voting shares of the Company’s common stock. On April 23, 2020, Alaska and Horizon received full disbursement of the PSP funds. McGee received partial disbursement in June 2020, with the remainder expected in the third quarter of 2020. Additional warrants to purchase 14,327 shares of Air Group common stock will be issued to Treasury in connection with McGee's receipt of the second and third installments of PSP funds.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2020 - April 30, 2020	—	$—
May 1, 2020 - May 31, 2020	—	—
June 1, 2020 - June 30, 2020	—	—
Total	—	$—	$456

Historically, the Company purchased shares pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015. In March 2020, the Company suspended the share repurchase program indefinitely.

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

August 4, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1†	COVID-19 Business Recovery Incentive Pay Plan	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement