Form 10-Q
period 2020-09-30
ALASKA AIR GROUP, INC.
filed 2020-11-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant has 123,663,778 common shares, par value $0.01, outstanding at October 30, 2020.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,855	$221
Marketable securities	1,904	1,300
Total cash and marketable securities	3,759	1,521
Receivables - net	321	323
Inventories and supplies - net	57	72
Prepaid expenses, assets held-for-sale, and other current assets	328	121
Total Current Assets	4,465	2,037

Property and Equipment
Aircraft and other flight equipment	7,851	8,549
Other property and equipment	1,395	1,306
Deposits for future flight equipment	595	533
	9,841	10,388
Less accumulated depreciation and amortization	3,460	3,486
Total Property and Equipment - Net	6,381	6,902

Operating lease assets	1,516	1,711
Goodwill	1,943	1,943
Intangible assets - net	107	122
Other noncurrent assets	337	278
Other Assets	3,903	4,054

Total Assets	$14,749	$12,993

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$93	$146
Accrued wages, vacation and payroll taxes	541	470
Air traffic liability	1,071	900
Other accrued liabilities	406	431
Deferred revenue	663	750
Current portion of operating lease liabilities	283	269
Current portion of long-term debt	1,150	235
Total Current Liabilities	4,207	3,201

Long-Term Debt, Net of Current Portion	2,672	1,264

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,320	1,439
Deferred income taxes	499	715
Deferred revenue	1,520	1,240
Obligation for pension and postretirement medical benefits	601	571
Other liabilities	476	232
	4,416	4,197
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2020 - 133,011,377 shares; 2019 - 131,812,173 shares, Outstanding: 2020 - 123,661,433 shares; 2019 - 123,000,307 shares	1	1
Capital in excess of par value	366	305
Treasury stock (common), at cost: 2020 - 9,349,944 shares; 2019 - 8,811,866 shares	(674)	(643)
Accumulated other comprehensive loss	(450)	(465)
Retained earnings	4,211	5,133
	3,454	4,331
Total Liabilities and Shareholders' Equity	$14,749	$12,993

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Passenger revenue	$572	$2,211	2,362	6,038
Mileage Plan other revenue	84	118	266	346
Cargo and other	45	60	130	169
Total Operating Revenues	701	2,389	2,758	6,553
Operating Expenses
Wages and benefits	495	608	1,579	1,732
Variable incentive pay	42	46	65	125
Payroll support program grant wage offset	(398)	—	(760)	—
Aircraft fuel, including hedging gains and losses	125	486	568	1,408
Aircraft maintenance	84	106	244	341
Aircraft rent	74	82	229	247
Landing fees and other rentals	109	143	323	388
Contracted services	36	72	138	214
Selling expenses	24	77	83	236
Depreciation and amortization	105	106	320	317
Food and beverage service	14	57	70	159
Third-party regional carrier expense	29	42	92	125
Other	89	137	310	411
Special items - merger-related costs	1	5	5	39
Special items - impairment charges and other	121	—	350	—
Special items - restructuring charges	322	—	322	—
Total Operating Expenses	1,272	1,967	3,938	5,742
Operating Income (Loss)	(571)	422	(1,180)	811
Nonoperating Income (Expense)
Interest income	7	11	23	31
Interest expense	(34)	(18)	(64)	(60)
Interest capitalized	4	4	8	11
Other—net	5	(3)	16	(20)
Total Nonoperating Income (Expense)	(18)	(6)	(17)	(38)
Income (Loss) Before Income Tax	(589)	416	(1,197)	773
Income tax (benefit) expense	(158)	94	(320)	185
Net Income (Loss)	$(431)	$322	$(877)	$588

Basic Earnings (Loss) Per Share:	$(3.49)	$2.61	$(7.12)	$4.76
Diluted Earnings (Loss) Per Share:	$(3.49)	$2.60	$(7.12)	$4.74
Shares used for computation:
Basic	123.647	123.280	123.255	123.330
Diluted	123.647	124.067	123.255	124.051

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net Income (Loss)	$(431)	$322	$(877)	$588

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	2	4	32	31
Reclassification of (gain) loss into Other - net nonoperating income (expense)	(2)	(5)	(11)	(3)
Income tax effect	—	—	(5)	(7)
Total	—	(1)	16	21

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income (expense)	7	8	22	24
Income tax effect	(1)	(2)	(5)	(6)
Total	6	6	17	18

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	2	(5)	(25)	(17)
Reclassification of loss into Aircraft rent	1	1	2	2
Income tax effect	(1)	—	5	3
Total	2	(4)	(18)	(12)

Other Comprehensive Income (Loss)	8	1	15	27

Comprehensive Income (Loss)	$(423)	$323	$(862)	$615

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
Net loss	—	—	—	—	—	(232)	(232)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Common stock repurchase	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.375 per share)	—	—	—	—	—	(45)	(45)
Stock issued under stock plans	0.123	—	—	—	—	—	—
Balances at March 31, 2020	122.585	$1	$314	$(674)	$(482)	$4,856	$4,015
Net loss	—	—	—	—	—	(214)	(214)
Other comprehensive income (loss)	—	—	—	—	24	—	24
Stock-based compensation	—	—	2	—	—	—	2
CARES Act warrant issuance	—	—	7	—	—	—	7
Stock issued for employee stock purchase plan	1.000	—	27	—	—	—	27
Stock issued under stock plans	0.054	—	—	—	—	—	—
Balances at June 30, 2020	123.639	$1	$350	$(674)	$(458)	$4,642	$3,861
Net loss	—	—	—	—	—	(431)	(431)
Other comprehensive income (loss)	—	—	—	—	8	—	8
Stock-based compensation	—	—	7	—			7
CARES Act warrant issuance	—	—	9	—	—	—	9
Stock issued under stock plans	0.022	—	—	—	—	—	—
Balances at September 30, 2020	123.661	$1	$366	$(674)	$(450)	$4,211	$3,454

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
Net income	—	—	—	—	—	4	4
Other comprehensive income (loss)	—	—	—	—	15	—	15
Common stock repurchase	(0.215)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12	—	—	—	12
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.391	—	20	—	—	—	20
Stock issued under stock plans	0.134	—	(3)	—	—	—	(3)
Balances at March 31, 2019	123.504	$1	$261	$(581)	$(433)	$4,498	$3,746
Net income	—	—	—	—	—	262	262
Other comprehensive income (loss)	—	—	—	—	11	—	11
Common stock repurchase	(0.194)	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued under stock plans	0.028	—	—	—	—	—	—
Balances at June 30, 2019	123.338	$1	$270	$(593)	$(422)	$4,717	$3,973
Net income	—	—	—	—	—	322	322
Other comprehensive income (loss)	—	—	—	—	1	—	1
Common stock repurchase	(0.465)	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	7	—	—	—	7
Cash dividend declared ($0.35 per share)	—	—	—	—	—	(43)	(43)
Stock issued for employee stock purchase plan	0.394	—	20	—	—	—	20
Stock issued under stock plans	0.011	—	—	—	—	—	—
Balances at September 30, 2019	123.278	$1	$297	$(621)	$(421)	$4,996	$4,252

(a)Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income (Loss)	$(877)	$588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	320	317
Stock-based compensation and other	14	20
Special items - impairment charges and other	350	—
Special items - restructuring charges	322	—
Payroll support program grant wage offset	(760)	—
Changes in certain assets and liabilities:
Payroll support program grant funding	753	—
Changes in deferred tax provision	(220)	187
Increase in air traffic liability	171	244
Increase in deferred revenue	193	97
Pension contribution	—	(65)
Other - net	(150)	(7)
Net cash provided by operating activities	116	1,381
Cash flows used in investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(61)	(286)
Other flight equipment	(49)	(125)
Other property and equipment	(94)	(116)
Total property and equipment additions, including capitalized interest	(204)	(527)
Purchases of marketable securities	(2,092)	(1,446)
Sales and maturities of marketable securities	1,520	1,228
Other investing activities	9	37
Net cash used in investing activities	(767)	(708)
Cash flows from financing activities:
Proceeds from issuance of debt	2,581	356
Common stock repurchases	(31)	(752)
Dividends paid	(45)	(53)
Long-term debt payments	(238)	(129)
Other financing activities	19	40
Net cash provided by (used in) financing activities	2,286	(538)
Net increase in cash, cash equivalents, and restricted cash	1,635	135
Cash, cash equivalents, and restricted cash at beginning of year	232	114
Cash, cash equivalents, and restricted cash at end of the period	$1,867	$249

Cash paid during the period for:
Interest (net of amount capitalized)	$38	$48
Income taxes	—	2

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$1,855	$237
Restricted cash included in Prepaid expenses, assets held-for-sale and other current assets	12	12
Total cash, cash equivalents, and restricted cash at end of the period	$1,867	$249

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the novel coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of operating results for the entire year.

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

NOTE 2. COVID-19 PANDEMIC

The public health and economic crises resulting from the outbreak of COVID-19 beginning in the first quarter of 2020 has had an unprecedented impact on the Company. Travel restrictions, event cancellations and social distancing guidelines implemented throughout the country drove significant declines in demand beginning in February, and adversely impacted revenues beginning in March. Although the Company has experienced several months of modest improvement in demand, traffic remains well below 2019 levels. It is uncertain when the impacts of the crisis may resolve and when demand may return to normal levels.

In response to the COVID-19 pandemic, the Company implemented a "Peace-of-Mind" waiver, which allows travelers to book tickets for travel for a specified period of time that can be changed or canceled without incurring change fees. In the third quarter, the waiver was extended to cover all ticketed travel purchased through December 31, 2020, and beginning in 2021, all change fees will be eliminated for first class and main cabin fares. Cancellations and postponement of travel exceeded new bookings in March and April, and had a material impact on second and third quarter passenger revenues, air traffic liability, and cash position. Refer to Note 3 for further discussion.

The Company has taken decisive action to reduce costs and preserve cash and liquidity. In the first quarter, the Company implemented a company-wide hiring freeze, reduced salaries of senior management and hours for management employees, suspended annual pay increases and solicited voluntary leaves of absence. In addition to these payroll saving measures, the Company has actively negotiated with vendor partners to reduce contractual minimums and spending in line with the reduction in demand. In the third quarter, management made the difficult decision to reduce the Company's workforce through voluntary and involuntary leaves.

With demand dramatically depressed, the Company has significantly reduced its planned flying capacity. As a result, many aircraft have been parked or removed from service. As of September 30, 2020, 64 mainline aircraft were temporarily grounded. The Company made the decision in the first quarter of 2020 to permanently remove 12 Airbus aircraft from the operating fleet. In the third quarter of 2020, an additional eight Airbus aircraft were permanently removed from the operating fleet. As of September 30, 2020, all operating regional aircraft were in service.

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

Given the temporary and permanent parking of certain aircraft described above, the Company performed impairment tests on certain long-lived assets in each of the quarters of 2020. All individual fleets passed the recoverability test, except for the Q400 fleet and the permanently parked Airbus aircraft, which did not pass in the first and third quarters of 2020.

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

In the third quarter, the Company determined that ten owned Airbus A320 aircraft were impaired, as those aircraft have been specifically identified for retirement prior to the end of their expected useful lives. The Company decided to permanently park eight of these aircraft as of September 30, 2020. As such, the Company recorded an impairment charge of $121 million, representing the amount by which carrying value exceeded fair value for the aircraft and related capital improvements and spare parts inventory. The adjusted net book value of $219 million for the eight aircraft that have been permanently parked and the two Q400 aircraft mentioned above has been transferred to held-for-sale assets in Other current assets on the condensed consolidated balance sheet.

A summary of the impairment charges recorded for aircraft and other flight equipment for the nine months ended September 30, 2020 is as follows (in millions):

	Airbus Aircraft	Q400 Aircraft	Total Impairment
Aircraft and other flight equipment, net	$132	$58	$190
Operating lease assets	62	—	62
Inventory and supplies - net	2	—	2
Prepaid expenses and other current assets	—	3	3
Other accrued liabilities	78	—	78
Total impairment charges - Long-lived assets	$274	$61	$335
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

Given the strain in the general economic environment and a significant decline in Alaska Air Group market capitalization, the Company performed impairment tests on all three asset types at the end of each quarter in 2020. As a result of these analyses, indefinite-lived intangible assets and goodwill were deemed recoverable, and no impairment charges were recorded. Of the company’s definite-lived intangibles, leased gates at Dallas-Love Field (DAL Gates) were deemed not recoverable and an impairment charge of $10 million was recorded in the first quarter. No additional impairment charges were identified for definite-lived intangibles as a result of the second and third quarter impairment tests.

Workforce restructuring

The Company expects that demand will remain depressed into 2021 and expects to rebuild capacity levels to approximately 80% by summer 2021. Accordingly, the Company reduced its workforce in the third quarter of 2020 to better align with the expected size of the business. To mitigate the need for involuntary furloughs, various early-out and voluntary leave programs were made available to all frontline work groups, in addition to incentive leave programs made available to Alaska pilots and mechanics. Through these programs over 600 employees took permanent early-outs, and over 3,300 employees took voluntary or incentive leaves. As a result of the participation in these mitigation programs, the involuntary furloughs that became effective October 1, 2020 were limited to approximately 400 employees. The Company recalled approximately 220 flight attendants on November 1, 2020. In addition to these furloughs, the Company permanently eliminated approximately 300 non-union management positions.

As a result of these programs, the Company recorded expense of $322 million to Special items - restructuring charges in the condensed consolidated statement of operations in the third quarter of 2020. The charge is primarily comprised of wages for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage, and lump-sum termination payments.

Other considerations

The Company evaluated outstanding receivable balances for risk of non-payment. The Company identified a $5 million receivable from a vendor that filed for bankruptcy during the first quarter. The Company expects to file a bankruptcy claim but, as the note is unsecured, management determined that collectability is not probable. Therefore, the full $5 million was reserved and charged to Special items - impairment charges and other in the condensed consolidated statement of operations in the first quarter.

For the three and nine months ended September 30, 2020, the Company concluded that the use of a year-to-date effective tax rate estimate was more appropriate than the annual effective tax rate method as estimates of the Company's full-year tax loss are not reliable at this time given the uncertainty of the travel demand environment.

Although it is not certain when the impacts of COVID-19 will subside and demand for air travel will return, the Company has implemented meaningful plans to reduce expenses, build liquidity and preserve cash. At September 30, 2020, given the balance of cash, cash equivalents and marketable securities, as well as anticipated access to liquidity and cash flows from future operations, the Company expects it will meet all cash obligations, as well as remain in compliance with the financial debt covenants in its existing financing arrangements, for the next 12 months. Refer to Note 5. Long-Term Debt for further information regarding liquidity obtained in response to the COVID-19 crisis.

CARES Act Funding

During the second quarter, Alaska, Horizon, and McGee finalized agreements with the U.S. Department of the Treasury (the Treasury) through the payroll support program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act. Under the PSP and associated agreements, Alaska and Horizon received $992 million in the second quarter. In the third quarter of 2020, Alaska and Horizon were informed by the Treasury of $29 million in additional funds available under the PSP. Similarly, McGee entered into an agreement to receive a total of $30 million, which was received in three installments in the second and third quarters.

Total funds of approximately $1.1 billion are to be used exclusively toward continuing to pay employee salaries, wages and benefits. Upon receipt of the funds, the Company is subject to various conditions, including, but not limited to, refraining from conducting involuntary furloughs or reducing employee rates of pay through September 30, 2020 and placing limits on executive compensation. Other conditions also prohibit the Company from repurchasing common stock and from paying dividends until September 30, 2021, and required the Company to continue to maintain essential air service as directed by the U.S. Department of Transportation through September 30, 2020.

The funds received took the form of debt, warrants and a grant. The unsecured debt portion of $290 million was recorded at par, and warrants of $8 million were recorded on the condensed consolidated balance sheet at fair value determined using the Black-Scholes model. The residual amount of $753 million was recorded as grant proceeds. The grant will be recognized into earnings as eligible wages, salaries and benefits are incurred. During the three and nine months ended September 30, 2020, the Company recognized $398 million and $760 million of the PSP grant proceeds as a wage offset. Included within the third quarter total offset is approximately $17 million in credits for employer taxes, as stipulated in the CARES Act. The Company expects to record an additional $10 million in wage offset in the fourth quarter.

In the third quarter of 2020, the Company reached an agreement with the Treasury to participate in the CARES Act loan program. The loan agreement provides for a secured term loan facility, which allows Alaska to borrow up to $1.3 billion. In October 2020, the amount of the loan available was increased to $1.9 billion. In September the Company borrowed $135 million under the loan facility. Refer to Note 5. Long-Term Debt and Note 8. Shareholders' Equity for further details regarding terms of the CARES loan agreement.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues, such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. In the third quarter of 2020, the Company announced beginning on January 1, 2021 it would no longer collect change fees from those guests traveling on main cabin or first class fares. Mileage Plan other revenue includes brand and marketing revenue from the Company's co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 9. The details within the Company’s statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$459	$1,868	$1,894	$5,099
Passenger ancillary revenue	49	157	196	428
Mileage Plan passenger revenue	64	186	272	511
Total Passenger revenue	$572	$2,211	$2,362	$6,038

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Passenger revenue	$64	$186	$272	$511
Mileage Plan other revenue	84	118	266	346
Total Mileage Plan revenue	$148	$304	$538	$857

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cargo revenue	$31	$36	$83	$104
Other revenue	14	24	47	65
Total Cargo and other revenue	$45	$60	$130	$169

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $484 million and $582 million from the prior year-end air traffic liability balance for the nine months ended September 30, 2020 and 2019.

Given the reduction in demand for air travel stemming from the COVID-19 pandemic, advance bookings and associated cash receipts have been significantly depressed. The Company also experienced elevated cancellations beginning in March 2020, which led to cash refunds or the issuance of credits for future travel. Since March, the Company has issued cash refunds of approximately $475 million and credits for future travel of $850 million. At September 30, 2020, such credits, which are included in the air traffic liability balance, totaled $617 million, net of breakage. In April 2020, the Company announced updated expiration terms for these credits, extending to July 2021. At this time, the Company is unable to estimate how and when the air traffic liability will be recognized in earnings given ongoing uncertainty around the return in demand for air travel.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $45 million of such receivables as of September 30, 2020 and $105 million as of December 31, 2019. Consistent with the significant cancellation activity outlined above, the Company experienced incremental redeposits in the third quarter. Given the uncertainty around the return in demand for air travel, the Company is unable to determine how and when mileage credits will be recognized in earnings.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Nine Months Ended September 30,
	2020	2019
Total Deferred Revenue balance at January 1	$1,990	$1,874
Travel miles and companion certificate redemption - Passenger revenue	(272)	(511)
Miles redeemed on partner airlines - Other revenue	(21)	(84)
Increase in liability for mileage credits issued	486	692
Total Deferred Revenue balance at Sept 30	$2,183	$1,971
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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2020, total cost basis for all marketable securities was $1.9 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$479	$—	$479	$330	$—	$330
Equity mutual funds	6	—	6	6	—	6
Foreign government bonds	—	20	20	—	31	31
Asset-backed securities	—	232	232	—	211	211
Mortgage-backed securities	—	262	262	—	176	176
Corporate notes and bonds	—	859	859	—	523	523
Municipal securities	—	46	46	—	23	23
Total Marketable securities	485	1,419	1,904	336	964	1,300
Derivative instruments
Fuel hedge—call options	—	7	7	—	11	11
Interest rate swap agreements	—	—	—	—	3	3
Total Assets	$485	$1,426	$1,911	$336	$978	$1,314

Liabilities
Derivative instruments
Interest rate swap agreements	—	(29)	(29)	—	(10)	(10)
Total Liabilities	$—	$(29)	$(29)	$—	$(10)	$(10)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of September 30, 2020.

Maturities for marketable securities (in millions):

September 30, 2020	Cost Basis	Fair Value
Due in one year or less	$702	$704
Due after one year through five years	1,108	1,139
Due after five years through 10 years	54	55
Total	$1,864	$1,898

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of September 30, 2020, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 2, except for $732 million, which is classified as Level 3, as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	September 30, 2020	December 31, 2019
Fixed-rate debt at cost	$1,889	$473
Non-recurring purchase price accounting fair value adjustment	2	2
Total fixed-rate debt	$1,891	$475

Estimated fair value	$1,960	$483

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded during the three and nine months ended September 30, 2020. No material impairment charges were recorded during the three and nine months ended September 30, 2019.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	September 30, 2020	December 31, 2019
Fixed-rate notes payable due through 2029	$427	$475
Fixed-rate PSP notes payable due through 2030	290	—
Fixed-rate EETC payable due through 2025 & 2027	1,174	—
Variable-rate notes payable due through 2029	1,966	1,032
Less debt issuance costs and unamortized debt discount	(35)	(8)
Total debt	3,822	1,499
Less current portion	1,150	235
Long-term debt, less current portion	$2,672	$1,264

Weighted-average fixed-interest rate	4.3%	3.3%
Weighted-average variable-interest rate	1.9%	2.9%

Approximately $642 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2020.

During the nine months ended September 30, 2020, the Company obtained proceeds from issuance of debt of $2.6 billion from multiple lenders and sources. New proceeds are comprised of $1.2 billion in Enhanced Equipment Trust Certificates (EETC), $589 million from secured debt financing backed by a total of 32 aircraft, $290 million in an unsecured loan from the PSP, and $135 million from the CARES Act loan program. Also included in proceeds from issuance of debt is $400 million drawn on existing lines of credit. Details around these issuances are more fully described below. Issuances of debt are offset by $238 million in debt payments.

In the third quarter of 2020, the Company obtained $1.2 billion in private funding through the issuance of Enhanced Equipment Trust Certificates (EETC). The EETC are collateralized by 42 Boeing 737 aircraft and 19 Embraer E175 aircraft. Principal and interest payments are due semiannually, beginning on February 15, 2021.

The $290 million PSP note is an unsecured senior term loan with a 10-year term, bearing an interest rate of 1% in years 1 through 5, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The loan is prepayable at par at any time. Alaska and Horizon PSP proceeds were deposited into an account which will be drawn down over time for payroll expenses. That account and the balance of the proceeds will serve as the only collateral for the loan.

CARES Act Loan Program

In the third quarter of 2020, the Company finalized an agreement with the Treasury to obtain up to $1.3 billion via a secured term loan facility. In October 2020, the Company was informed by the Treasury that the total loan available would increase to $1.9 billion. Following the October upsize, obligations of the Company under the loan agreement are secured by assets related to, and revenues generated by, Alaska's Mileage PlanTM frequent flyer program, as well as by 34 aircraft and 15 spare engines.

As of September 30, 2020, the Company has drawn $135 million available under the agreement, and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 31, 2021, after a required initial draw of 10%. All proceeds drawn must be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the loan agreement and the applicable provisions of the CARES Act.

In conjunction with the initial draw, the Company granted the Treasury 427,080 warrants to purchase ALK common stock at a strike price of $31.61. The value of the warrants was estimated using a Black-Scholes option pricing model, and the relative fair value of the warrants of $6 million was recorded in stockholders' equity, with an offsetting debt discount to the CARES Loan issuance.

Debt Maturity

At September 30, 2020 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2020	$73
2021	1,201
2022	393
2023	357
2024	265
Thereafter	1,568
Total	$3,857

Bank Lines of Credit

The Company has three credit facilities with availability totaling $461 million as of September 30, 2020. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility, which was renegotiated in September 2020, resulting in decreased capacity from $150 million to $120 million, expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The third credit facility for $91 million expires in June 2021, with a mechanism for annual renewal, and is secured by aircraft.

During the nine months ended September 30, 2020, the Company drew $400 million on the first two existing facilities, of which a total of $37 million has since been repaid. The Company has an outstanding balance of $363 million from the first two facilities, and the outstanding balance is classified as short-term on the condensed consolidated balance sheet. The Company also has secured letters of credit against the $91 million facility. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at September 30, 2020.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$11	$11	$37	$32
Pension expense included in Wages and benefits	11	11	37	32

Interest cost	19	23	57	67
Expected return on assets	(28)	(24)	(83)	(71)
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Recognized actuarial loss	9	9	26	27
Pension expense included in Nonoperating Income (Expense)	$(1)	$7	$(1)	$22

In the third quarter of 2020, the Company also recorded $16 million of pension expense within Special items - restructuring charges for those pilots accepting certain furlough mitigation programs, which is not reflected in the table above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of September 30, 2020 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2020	$343	$36	$7
2021	549	166	35
2022	333	174	45
2023	192	179	24
2024	21	184	6
Thereafter	25	880	2
Total	$1,463	$1,619	$119
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

During the nine months ended September 30, 2020 the Company renegotiated scheduled payments with certain lessors and vendor partners, including the reduction of minimum obligations and rates. The impact of those negotiations on our leases was not material to the operating lease liability. The Company has also deferred the payment of remaining 2020 contractual aircraft commitments, including those related to the B737 MAX9, to periods beyond 2020.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of September 30, 2020, Alaska had commitments to purchase 32 B737 MAX9 aircraft, with contracted deliveries between 2020 and 2023. As a result of the grounding order mandated by the FAA on March 13, 2019, the delivery schedule for these MAX aircraft is subject to change. Future minimum contractual payments for these aircraft have been updated to reflect the possible delivery timing, but are also subject to change. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023. Alaska has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2026. In addition, Alaska has options to purchase 37 B737 MAX aircraft, and Horizon has options to purchase 30 E175 aircraft. Alaska also has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2022.

The cancelable purchase commitments and option payments are not reflected in the table above. Given the COVID-19 pandemic, the Company is in discussion with aircraft manufacturers regarding these purchase commitments and delivery timelines.

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

In January 2019, a pilot filed a class action lawsuit seeking to represent all Alaska and Horizon pilots for damages based on alleged violations of the Uniformed Services Employment and Reemployment Rights Act (USERRA). Plaintiff received class certification in August 2020. The case is in discovery. The Company believes the claims in the case are without factual and legal merit and intends to defend the lawsuit.

The Company is involved in other litigation around the application of state and local employment laws, like many air carriers. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

This forward-looking statement is based on management's current understanding of the relevant laws and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of September 30, 2020, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.
CARES Act Warrant Issuance
As additional taxpayer protection required under the PSP, during the nine months ended September 30, 2020 the Company granted the Treasury a total of 915,930 warrants to purchase Alaska Air Group (ALK) common stock at a strike price of $31.61, based on the closing price on April 9, 2020. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five year term.
Additionally, in connection with the execution of the CARES Act loan agreement, the Company agreed to issue warrants to the Treasury to purchase up to an aggregate of 4,115,786 shares of ALK common stock (the Warrant Agreement). Under the Warrant Agreement, warrants will be granted to the Treasury in conjunction with each new borrowing under the Agreement. Warrants to purchase shares shall be equal to 10% of each borrowing, divided by $31.61, the closing price of Air Group common stock on April 9, 2020. Pursuant to the Warrant Agreement, on the closing date, Air Group granted the Treasury 427,080 warrants to purchase ALK common stock at a strike price of $31.61. Upon upsize of the loan agreement in October 2020, an additional 1,983,550 warrants were added to the aggregate.
Components of accumulated other comprehensive loss, net of tax (in millions):

	September 30, 2020	December 31, 2019
Related to marketable securities	$25	$9
Related to employee benefit plans	(453)	(469)
Related to interest rate derivatives	(22)	(5)
Total	$(450)	$(465)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2020 and 2019, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with SkyWest, under which Alaska receives all passenger revenues.

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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$401	$171	$—	$—	$572	$—	$572
CPA revenues	—	—	95	(95)	—	—	—
Mileage Plan other revenue	65	19	—	—	84	—	84
Cargo and other	45	—	—	—	45	—	45
Total Operating Revenues	511	190	95	(95)	701	—	701
Operating Expenses
Operating expenses, excluding fuel	872	248	78	(97)	1,101	46	1,147
Economic fuel	90	38	—	—	128	(3)	125
Total Operating Expenses	962	286	78	(97)	1,229	43	1,272
Nonoperating Income (Expense)
Interest income	8	—	—	(1)	7	—	7
Interest expense	(28)	—	(6)	—	(34)	—	(34)
Interest capitalized	4	—	—	—	4	—	4
Other - net	4	—	—	1	5	—	5
Total Nonoperating Income (Expense)	(12)	—	(6)	—	(18)	—	(18)
Income (Loss) Before Income Tax	$(463)	$(96)	$11	$2	$(546)	$(43)	$(589)

	Three Months Ended September 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,850	$361	$—	$—	$2,211	$—	$2,211
CPA revenues	—	—	112	(112)	—	—	—
Mileage Plan other revenue	107	11	—	—	118	—	118
Cargo and other	58	1	—	1	60	—	60
Total Operating Revenues	2,015	373	112	(111)	2,389	—	2,389
Operating Expenses
Operating expenses, excluding fuel	1,226	275	94	(119)	1,476	5	1,481
Economic fuel	411	75	—	—	486	—	486
Total Operating Expenses	1,637	350	94	(119)	1,962	5	1,967
Nonoperating Income (Expense)
Interest income	17	—	—	(6)	11	—	11
Interest expense	(18)	—	(7)	7	(18)	—	(18)
Interest capitalized	4	—	—	—	4	—	4
Other - net	(3)	—	—	—	(3)	—	(3)
Total Nonoperating Income (Expense)	—	—	(7)	1	(6)	—	(6)
Income (Loss) Before Income Tax	$378	$23	$11	$9	$421	$(5)	$416

	Nine Months Ended September 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,860	$502	$—	$—	$2,362	$—	$2,362
CPA revenues	—	—	281	(281)	—	—	—
Mileage Plan other revenue	219	47	—	—	266	—	266
Cargo and other	128	—	—	2	130	—	130
Total Operating Revenues	2,207	549	281	(279)	2,758	—	2,758
Operating Expenses
Operating expenses, excluding fuel	2,777	727	238	(289)	3,453	(83)	3,370
Economic fuel	448	120	—	—	568	—	568
Total Operating Expenses	3,225	847	238	(289)	4,021	(83)	3,938
Nonoperating Income (Expense)
Interest income	33	—	—	(10)	23	—	23
Interest expense	(58)	—	(16)	10	(64)	—	(64)
Interest capitalized	8	—	—	—	8	—	8
Other - net	16	—	—	—	16	—	16
Total Nonoperating Income (Expense)	(1)	—	(16)	—	(17)	—	(17)
Income (Loss) Before Income Tax	$(1,019)	$(298)	$27	$10	$(1,280)	$83	$(1,197)

	Nine Months Ended September 30, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$5,039	$999	$—	$—	$6,038	$—	$6,038
CPA revenues	—	—	340	(340)	—	—	—
Mileage Plan other revenue	312	34	—	—	346	—	346
Cargo and other	163	2	1	3	169	—	169
Total Operating Revenues	5,514	1035	341	(337)	6,553	—	6,553
Operating Expenses
Operating expenses, excluding fuel	3,545	817	286	(353)	4,295	39	4,334
Economic fuel	1,191	218	—	—	1,409	(1)	1,408
Total Operating Expenses	4,736	1,035	286	(353)	5,704	38	5,742
Nonoperating Income (Expense)
Interest income	50	—	—	(19)	31	—	31
Interest expense	(58)	—	(22)	20	(60)	—	(60)
Interest capitalized	11	—	—	—	11	—	11
Other - net	(20)	—	—	—	(20)	—	(20)
Total Nonoperating Income (Expense)	(17)	—	(22)	1	(38)	—	(38)
Income (Loss) Before Income Tax	$761	$—	$33	$17	$811	$(38)	$773

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.
(c)Includes payroll support program grant wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	September 30, 2020	December 31, 2019
Mainline	$20,586	$19,207
Horizon	1,231	1,266
Consolidating & Other	(7,068)	(7,480)
Consolidated	$14,749	$12,993

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Item 1A. "Risk Factors" of Part II of this Form 10-Q. This overview summarizes the MD&A, which includes the following sections:

•Third Quarter Review—highlights from the third quarter of 2020 outlining some of the major events that happened during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2020. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2020.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

COVID-19 Impacts and Response

The impacts of COVID-19 on our business have been unprecedented, and have presented us with some of the greatest challenges in our 88-year history. The cancellation of large public events, suspension of business travel, closure of popular tourist destinations and implementation of stay-at-home orders throughout the country beginning in March 2020 has driven demand for air travel to historic lows.

Although we have seen slow improvements in demand through the second and third quarters of 2020 as daily passenger counts have grown from a low of 5,000 per day to approximately 40,000 in September, we remain well below prior-year traffic levels. Some targeted promotions, including a "Buy the Row" sale, have provided meaningful cash bookings and positive reactions from guests, indicating that there is underlying demand for air travel when the time is right. Based on several recent studies performed on the safety of air travel during the pandemic, we strongly believe air travel is, and has been, safe and we stand ready as our guests return to travel over the coming months.

However, as we expect recovery to be slow and we face the reality that our airlines are, and will be, significantly smaller than we were a year ago, we had to make the difficult decision to reduce our workforce at the end of the third quarter. We initiated various early-out and furlough mitigation programs for frontline work groups, as well as incentive leaves for Alaska pilots and aircraft mechanics. These leaves were accepted by approximately 4,000 employees, including over 600 employees volunteering for early-out separation from the Company. In addition, we reduced our non-union management positions by approximately 300 positions. As a result of these actions, we were able to reduce the number of involuntary furloughs to approximately 400. Costs of $322 million associated with these programs were recorded in the third quarter. We expect these workforce reductions will result in permanent annual savings of approximately $130 million.

These and other structural cost reduction measures are critical to reaching our monthly cash preservation goals. We believe getting to a zero cash burn position will be a leading indicator of industry health and recovery, and we believe we will be the first airline to reach this goal. Our capacity and cash bookings planning assumptions do not represent guidance, and we will adjust our plans if demand trends do not support these assumptions.

Looking forward, we are planning for capacity in the fourth quarter to be approximately 40% below the same period in 2019. We expect to see continued increases in passenger counts from the holiday travel season and as Hawai'i reopens to tourism travel. However, we do expect load factors to be in the range of 45% to 55% given our decision to block middle seats on the majority of our mainline flights through January 6, 2021.

Currently, by the summer of 2021, our planning assumption is that capacity will be approximately 80% of the summer of 2019. Although, that is subject to change given the ever-changing dynamic of the COVID-19 pandemic and the demand for air travel. We will remain flexible as the situation changes and are committed to take advantage of opportunities that may arise as the industry begins to recover.

Maintaining a significant liquidity balance is also paramount to preserving our financial strength. In addition to the $1 billion in CARES Act funding obtained in the second quarter of 2020, we have also sourced $589 million in secured financing, drawn $400 million from our existing credit facilities, and issued $1.2 billion in EETCs. We also have available to us $1.9 billion in CARES Act loans, from which we have drawn $135 million to support general business operations. As of November 3, 2020, our cash and marketable securities balance was approximately $3.5 billion.

Guest and employee safety

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

•Requiring masks for both guests aged 2 and older and employees, and empowering our crews to enforce the policy with the ability to issue a formal warning to any guest who refuses to do so;

•Using the latest air filtration technology and hospital grade filters to remove particulates and fully recycle air in the cabin every 2 to 3 minutes;

•Exceeding CDC cleaning guidelines and using high grade disinfectants to reduce the risk of transmission on board, and;

•Providing for adequate social distancing in our airports and on-board, including blocking middle seats on mainline aircraft through January 6, 2021.

oneworld Invitation

In July 2020, we received our formal invitation to join the oneworld alliance. Upon entrance to the alliance, Alaska guests will be able to access the full range of customer services and benefits, and Mileage Plan members will be able to earn and redeem rewards on all oneworld member airlines. The Company is working to accelerate its timeline for entrance into the alliance, with a focus on completion by the end of the first quarter of 2021.

Financial Overview

Our consolidated pretax loss was $589 million during the third quarter of 2020, compared to pretax profit of $416 million in the third quarter of 2019. The shift to pretax loss was driven primarily by a decrease in operating revenues of $1.7 billion stemming from the sharp decline in demand, $322 million in restructuring costs, and $121 million in special charges from asset impairment, offset by a decrease in non-fuel operating expenses of $334 million, including wage offsets from the payroll support program of the CARES Act of $398 million. Pretax loss was also offset by a decrease in fuel expense of $361 million.

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

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of the payroll support program grant wage offset, impairment and other charges, merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•By excluding fuel expense and certain special items (including the payroll support program grant wage offset, impairment and restructuring charges and merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction initiatives emerging from the COVID-19 pandemic. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain special items, such as the payroll support program grant wage offset, impairment and restructuring charges and merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee annual cash incentive plan, which covers the majority of employees within the Air Group organization.

•CASM excluding fuel and certain special items is a measure commonly used by industry analysts and we believe it is an important metric by which they have historically compared our airline to others in the industry. The measure is also the subject of frequent questions from investors.

•Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of these items as noted above is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	3,595	12,574	(71.4)%	14,012	35,018	(60.0)%
RPMs (000,000) "traffic"	3,817	15,026	(74.6)%	16,127	42,113	(61.7)%
ASMs (000,000) "capacity"	7,871	17,519	(55.1)%	27,483	50,006	(45.0)%
Load factor	48.5%	85.8%	(37.3) pts	58.7%	84.2%	(25.5) pts
Yield	14.99¢	14.71¢	1.9%	14.65¢	14.34¢	2.1%
RASM	8.90¢	13.64¢	(34.8)%	10.04¢	13.10¢	(23.4)%
CASM excluding fuel and special items(b)	14.00¢	8.43¢	66.1%	12.57¢	8.59¢	46.3%
Economic fuel cost per gallon(b)	$1.32	$2.13	(38.0)%	$1.65	$2.18	(24.3)%
Fuel gallons (000,000)	97	227	(57.4)%	344	646	(46.7)%
ASMs per fuel gallon	81.3	77.2	5.3%	79.9	77.4	3.2%
Average full-time equivalent employees (FTEs)	16,027	22,247	(28.0)%	18,112	22,000	(17.7)%
Mainline Operating Statistics:
Revenue passengers (000)	2,156	9,655	(77.7)%	9,736	26,725	(63.6)%
RPMs (000,000) "traffic"	2,958	13,538	(78.2)%	13,816	37,917	(63.6)%
ASMs (000,000) "capacity"	6,280	15,702	(60.0)%	23,339	44,816	(47.9)%
Load factor	47.1%	86.2%	(39.1) pts	59.2%	84.6%	(25.4) pts
Yield	13.56¢	13.66¢	(0.7)%	13.46¢	13.29¢	1.3%
RASM	8.14¢	12.83¢	(36.6)%	9.46¢	12.30¢	(23.1)%
CASM excluding fuel and special items(b)	13.88¢	7.81¢	77.7%	11.90¢	7.91¢	50.4%
Economic fuel cost per gallon(b)	$1.31	$2.13	(38.5)%	$1.66	$2.17	(23.5)%
Fuel gallons (000,000)	69	193	(64.2)%	270	549	(50.8)%
ASMs per fuel gallon	91.0	81.4	11.8%	86.4	81.6	5.9%
Average FTEs	12,032	16,789	(28.3)%	13,730	16,599	(17.3)%
Aircraft utilization	7.3	11.3	(35.4)%	8.3	10.9	(23.9)%
Average aircraft stage length	1,244	1,281	(2.9)%	1,263	1,298	(2.7)%
Operating fleet(d)	217	238	(21) a/c	217	238	(21) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	1,439	2,919	(50.7)%	4,276	8,293	(48.4)%
RPMs (000,000) "traffic"	859	1,488	(42.3)%	2,311	4,196	(44.9)%
ASMs (000,000) "capacity"	1,592	1,817	(12.4)%	4,143	5,190	(20.2)%
Load factor	54.0%	81.9%	(27.9 pts)	55.8%	80.8%	(25.0 pts)
Yield	19.89¢	24.23¢	(17.9)%	21.72¢	23.81¢	(8.8)%
RASM	11.91¢	20.51¢	(41.9)%	13.24¢	19.93¢	(33.6)%
Operating fleet	94	94	— a/c	94	94	— a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes 20 Airbus aircraft permanently parked in the first nine months of 2020.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2020 TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Our consolidated net loss for the three months ended September 30, 2020 was $431 million, or $3.49 per diluted share, compared to net income of $322 million, or $2.60 per diluted share, for the three months ended September 30, 2019.

Excluding the impact of the payroll support program grant wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted net loss for the third quarter of 2020 was $399 million, or $3.23 per diluted share, compared to adjusted net income of $326 million, or $2.63 per diluted share, in the third quarter of 2019. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2020		2019
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) and diluted EPS	$(431)	$(3.49)	$322	$2.60
Payroll support program grant wage offset	(398)	(3.22)	—	—
Mark-to-market fuel hedge adjustments	(3)	(0.02)	—	—
Special items - impairment charges and other	121	0.98	—	—
Special items - merger-related costs	1	0.01	5	0.04
Special items - restructuring charges	322	2.60	—	—
Income tax effect of reconciling items above	(11)	(0.09)	(1)	(0.01)
Non-GAAP adjusted net income (loss) and diluted EPS	$(399)	$(3.23)	$326	$2.63

CASM reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2020		2019		% Change
Consolidated:
CASM	16.16	¢	11.23	¢	44%
Less the following components:
Payroll support program grant wage offset	(5.06)		—		NM
Aircraft fuel, including hedging gains and losses	1.59		2.77		(43)%
Special items - merger-related costs	0.01		0.03		(67)%
Special items - impairment charges and other	1.53		—		NM
Special items - restructuring charges	4.09		—		NM
CASM excluding fuel and special items	14.00	¢	8.43	¢	66%

Mainline:
CASM	16.80	¢	10.46	¢	61%
Less the following components:
Payroll support program grant wage offset	(5.56)		—		NM
Aircraft fuel, including hedging gains and losses	1.43		2.62		(45)%
Special items - merger-related costs	0.02		0.03		(33)%
Special items - impairment charges and other	1.93		—		NM
Special items - restructuring charges	5.10		—		NM
CASM excluding fuel and special items	13.88	¢	7.81	¢	78%

OPERATING REVENUES

Total operating revenues decreased $1.7 billion, or 71%, during the third quarter of 2020 compared to the same period in 2019. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2020	2019	% Change
Passenger revenue	$572	$2,211	(74)%
Mileage Plan other revenue	84	118	(29)%
Cargo and other	45	60	(25)%
Total operating revenues	$701	$2,389	(71)%

Passenger Revenue

On a consolidated basis, Passenger revenue for the third quarter of 2020 decreased by $1.6 billion, or 74%, on a 75% decline in traffic. Decreased revenue year-over-year is driven by the significant ongoing reductions in demand caused by the COVID-19 pandemic. Impacts to demand began in March 2020, and continued through the third quarter. Although third quarter results show sequential improvement from the prior quarter as more guests return to flying, capacity was reduced 55% of that flown in the third quarter of 2019, with a 37 point reduction in system-wide load factors.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue decreased $34 million, or 29%, as compared to the same prior-year period primarily on a reduction in miles purchased by our affinity card partner, consistent with an overall reduction in consumer spending.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue for the third quarter of 2020 decreased by $15 million, or 25%, as compared to the same prior-year period. The decrease is primarily due to reduced belly cargo activity driven by the schedule reductions for passenger aircraft, as well as continued capacity limitations in our freighters due to design issues that we are working to address with our third-party vendor.

OPERATING EXPENSES

Total operating expenses decreased $695 million, or 35%, compared to the third quarter of 2019. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2020	2019	% Change
Fuel expense	$125	$486	(74)%
Non-fuel operating expenses, excluding special items	1,101	1,476	(25)%
Payroll support program grant wage offset	(398)	—	NM
Special items - merger-related costs	1	5	(80)%
Special items - impairment charges and other	121	—	NM
Special items - restructuring charges	322	—	NM
Total operating expenses	$1,272	$1,967	(35)%

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

Aircraft fuel expense decreased $361 million, or 74%, compared to the third quarter of 2019. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2020		2019
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$123	$1.27	$481	$2.11
Losses on settled hedges	5	0.05	5	0.02
Consolidated economic fuel expense	128	1.32	$486	$2.13
Mark-to-market fuel hedge adjustments	(3)	(0.03)	—	—
GAAP fuel expense	$125	$1.29	$486	$2.13
Fuel gallons	97		227

Raw fuel expense per gallon for the three months ended September 30, 2020 decreased by approximately 40% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the third quarter of 2020 was primarily driven by a 27% decrease in crude oil prices and a 79% decrease in refining margins, when compared to the prior year. Crude oil prices have been dramatically impacted by the COVID-19 pandemic and the related reduction in demand. The decrease is also due to a year-over-year decline in consumption of 130 million gallons, or 57%, primarily on a significant reduction in scheduled departures.

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

Losses recognized for hedges that settled during the third quarter were $5 million in 2020, compared to losses of $5 million in the same period in 2019. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the payroll support program grant wage offset and special items. Significant operating expense variances from 2019 are more fully described below.

	Three Months Ended September 30,
(in millions)	2020	2019	% Change
Wages and benefits	$495	$608	(19)%
Variable incentive pay	42	46	(9)%
Aircraft maintenance	84	106	(21)%
Aircraft rent	74	82	(10)%
Landing fees and other rentals	109	143	(24)%
Contracted services	36	72	(50)%
Selling expenses	24	77	(69)%
Depreciation and amortization	105	106	(1)%
Food and beverage service	14	57	(75)%
Third-party regional carrier expense	29	42	(31)%
Other	89	137	(35)%
Total non-fuel operating expenses, excluding special items	$1,101	$1,476	(25)%

Wages and Benefits

Wages and benefits decreased during the third quarter of 2020 by $113 million, or 19%, compared to 2019. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2020	2019	% Change
Wages	$356	$460	(23)%
Pension - Defined benefit plans service cost	11	10	10%
Defined contribution plans	28	34	(18)%
Medical and other benefits	75	71	6%
Payroll taxes	25	33	(24)%
Total wages and benefits	$495	$608	(19)%

Wages decreased $104 million, or 23%, on a 28% reduction in FTEs. The decrease is primarily due to voluntary leaves of absence, with an average of 4,600 employees on leave throughout the quarter, as well as reductions in executive pay and hours for management employees, and reducing represented employees work hours to minimums. Reduced employee wages directly correlate with the reduction in retirement contributions and payroll taxes.

Variable Incentive Pay

Variable incentive pay expense decreased $4 million, or 9%, during the third quarter of 2020 compared to the same period in 2019, due to the expectation that key financial metrics will not be achieved under the performance based pay program. The decrease was offset by the recognition of nine months of expense for a supplemental incentive pay plan, which was approved in July 2020, and increased operational bonuses as compared to the prior year.

Aircraft Maintenance

Aircraft maintenance expense decreased by $22 million, or 21%, during the third quarter of 2020 compared to the same period in 2019. The decrease is primarily due to fewer engine events and heavy checks as compared to the prior year, as well as lower power-by-the-hour expense on reduced third quarter utilization of covered aircraft. These decreases were offset by penalties accrued for failure to meet minimum obligations under certain contracts and costs incurred in the temporary grounding of certain aircraft, although we are currently in negotiations with these service providers with respect to these penalties.

Landing fees and other rentals

Landing fees and other rentals decreased by $34 million, or 24%, during the third quarter of 2020 compared to the same period in 2019 on a 45% decrease in departures. Decreased departure-related costs were offset by rate increases at many of our airports.

Contracted Services

Contracted services decreased by $36 million, or 50%, during the third quarter of 2020 compared to the same period in 2019 driven primarily by decreased departures and passengers as compared to the prior-year period as a result of the COVID-19 pandemic.

Selling Expense

Selling expense decreased by $53 million, or 69%, during the third quarter of 2020 compared to the same period in 2019, primarily driven by a significant reduction in distribution costs and credit card commissions. Reduced marketing spend and sponsorship costs also contributed to the year-over-year decline given the renegotiation of certain contracts.

Food and Beverage Service

Food and beverage service decreased by $43 million, or 75%, during the third quarter of 2020 compared to the same period in 2019. This decrease is consistent with the overall reduction in revenue passengers as compared to the prior-year period, as well as the temporary closure of the majority of our airport lounges and temporary elimination of buy-on-board service.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, decreased by $13 million, or 31%, during the third quarter of 2020 compared to the same period in 2019. The reduction in expense is primarily due to a 11% reduction in departures flown by SkyWest as compared to the prior-year period, a reduction in departure-related contractual rates, and the elimination of PenAir flying.

Special Items - Impairment and other charges

We recorded impairment and other charges of $121 million in the third quarter of 2020, consisting of the impairment for ten owned Airbus aircraft which are expected to be retired prior to the end of their originally anticipated useful life, eight of which have been permanently parked.

Special Items - Restructuring charges

We recorded restructuring charges of $322 million in the third quarter of 2020 relating to the right-sizing of our workforce as a result of decreased demand and capacity stemming from the COVID-19 pandemic. Charges are primarily comprised of wages for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage, and lump-sum termination payouts.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded a pretax loss of $463 million in the third quarter of 2020, compared to a pretax profit of $378 million in the third quarter of 2019. The $841 million shift to pretax loss was primarily driven by a $1.4 billion decrease in Passenger revenues as a result of the COVID-19 pandemic, offset by a $354 million decrease in non-fuel operating costs and a $321 million decrease in economic fuel cost.

The decrease in Mainline passenger revenue for the third quarter of 2020 was primarily driven by a 78% decline in traffic on a 60% decrease in capacity. The overall decreases in both traffic and capacity were driven by the significant reduction in demand as a result of the COVID-19 pandemic.

Non-fuel operating expenses decreased significantly on cost savings driven by reduced variable costs on reduced capacity, as well as decreased wages and benefits expense from voluntary leaves of absence and a reduction in hours for management employees. Lower raw fuel prices, combined with a 64% decrease in gallons consumed, drove the decline in Mainline fuel expense.

Regional

Regional operations generated a pretax loss of $96 million in the third quarter of 2020, compared to a pretax profit of $23 million in the third quarter of 2019. The increase in the pretax loss was attributable to a $183 million decline in operating revenues, partially offset by a $37 million decrease in fuel costs and an $27 million decrease in non-fuel operating expenses.

Regional passenger revenue decreased 53% compared to the third quarter of 2019, primarily driven by a 42% decline in traffic on a 12% decrease in capacity. The overall decrease in both traffic and capacity are driven by the significant reduction in demand as a result of the COVID-19 pandemic.

The decrease in non-fuel operating expenses is primarily due to the 12% decline in capacity, as well as a discontinuation of our partnership with PenAir for contract flying in the state of Alaska.

Horizon

Horizon achieved a pretax profit of $11 million in both the third quarter of 2020 and the third quarter of 2019. Profit recorded by Horizon in the third quarter is primarily the result of incremental flying as a proportion of overall Air Group capacity as compared to the prior year. Horizon revenues are recorded based upon purchased capacity, and are not impacted by changes to ticket prices and customer demand. Horizon profit is also the result of significant cost reduction efforts implemented in response to the COVID-19 pandemic.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2020 TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Our consolidated net loss for the nine months ended September 30, 2020 was $877 million, or $7.12 per diluted share, compared to net income of $588 million, or $4.74 per diluted share, for the nine months ended September 30, 2019.

Our adjusted net loss for the nine months ended September 30, 2020 was $940 million, or $7.63 per diluted share, compared to adjusted net income of $617 million, or $4.97 per diluted share, in the nine months ended September 30, 2019. The following tables reconcile our adjusted net income and adjusted diluted EPS to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2020		2019
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income (loss) and diluted EPS	$(877)	$(7.12)	$588	$4.74
Payroll support program grant wage offset	(760)	(6.16)	—	—
Mark-to-market fuel hedge adjustments	—	—	(1)	(0.01)
Special items - merger-related costs	5	0.04	39	0.31
Special items - impairment charges and other	350	2.84	—	—
Special items - restructuring charges	322	2.61	—	—
Income tax effect of reconciling items above	20	0.16	(9)	(0.07)
Non-GAAP adjusted net income (loss) and diluted EPS	$(940)	$(7.63)	$617	$4.97

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2020		2019		% Change
Consolidated:
CASM	14.33	¢	11.48	¢	25%
Less the following components:
Payroll support program grant wage offset	(2.77)		—		NM
Aircraft fuel, including hedging gains and losses	2.07		2.82		(27)%
Special items - merger-related costs	0.02		0.08		(75)%
Special items - impairment charges and other	1.27		—		NM
Special items - restructuring charges	1.17		—		NM
CASM excluding fuel and special items	12.57	¢	8.59	¢	46%

Mainline:
CASM	13.56	¢	10.65	¢	27%
Less the following components:
Payroll support program grant wage offset	(2.89)		—		NM
Aircraft fuel, including hedging gains and losses	1.92		2.65		(28)%
Special items - merger-related costs	0.02		0.09		(78)%
Special items - impairment charges and other	1.24		—		NM
Special items - restructuring charges	1.37		—		NM
CASM excluding fuel and special items	11.90	¢	7.91	¢	50%

OPERATING REVENUES

Total operating revenues decreased $3.8 billion, or 58%, during the first nine months of 2020 compared to the same period in 2019. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2020	2019	% Change
Passenger revenue	$2,362	$6,038	(61)%
Mileage Plan other revenue	266	346	(23)%
Cargo and other	130	169	(23)%
Total operating revenues	$2,758	$6,553	(58)%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first nine months of 2020 decreased by $3.7 billion, or 61%, on a 45% decrease in capacity, and a 26 point decrease in load factor. Decreased revenue year-over-year is primarily due to the near complete loss of demand due to the COVID-19 pandemic. Load factors and unit revenues in the first two months of 2020 were in-line with our original expectations. In March 2020, demand deteriorated at an unprecedented level, and in response we reduced April 2020 and May 2020 capacity to approximately 80% below prior year levels. Moderate recovery began in June 2020, however, resurgence of cases throughout the United States slowed that recovery in July 2020. Targeted promotions, coupled with continued growth of guest confidence in air travel, led to sequential revenue improvement in the third quarter. We expect that fourth quarter revenue will continue to show improvement, given the holiday travel season and reopening of Hawaii, however, revenues will remain well below 2019 levels.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue decreased $80 million, or 23%, in the first nine months of 2020 compared to the first nine months of 2019, due largely to a reduction in purchased miles and decreased commissions received from our affinity card partner, consistent with fewer new affinity card holders in 2020 and an overall reduction in consumer spending.

Cargo and other

On a consolidated basis, Cargo and other revenue decreased $39 million, or 23%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease is primarily due to reduced belly cargo activity driven by the schedule reductions for passenger aircraft, as well as continued capacity limitations in our freighters. We expect that our cargo revenues will continue to be negatively impacted in the fourth quarter due to ongoing capacity reductions.

OPERATING EXPENSES

Total operating expenses decreased $1.8 billion, or 31%, compared to the first nine months of 2019. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2020	2019	% Change
Fuel expense	$568	$1,408	(60)%
Non-fuel operating expenses, excluding special items	3,453	4,295	(20)%
Payroll support program grant wage offset	(760)	—	NM
Special items - merger-related costs	5	39	(87)%
Special items - impairment charges and other	350	—	NM
Special items - restructuring charges	322	—	NM
Total operating expenses	$3,938	$5,742	(31)%

Fuel Expense

Aircraft fuel expense decreased $840 million, or 60%, compared to the nine months ended September 30, 2019. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2020		2019
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$553	$1.61	$1,397	$2.16
Losses on settled hedges	15	0.04	12	0.02
Consolidated economic fuel expense	568	1.65	$1,409	$2.18
Mark-to-market fuel hedge adjustments	—	—	(1)	—
GAAP fuel expense	$568	$1.65	$1,408	$2.18
Fuel gallons	344		646

The raw fuel price per gallon decreased 25% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first nine months of 2020 was driven by a 26% decrease in crude oil prices and a 56% decrease in refining margins.

Losses recognized for hedges that settled in the first nine months of 2020 were $15 million, compared to losses of $12 million in the same period in 2019. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We expect our economic fuel cost per gallon in the fourth quarter to range between $1.20 and $1.25 per gallon on current market West Coast jet fuel prices and trends.

Non-fuel Expense and Non- special items

	Nine Months Ended September 30,
(in millions)	2020	2019	% Change
Wages and benefits	$1,579	$1,732	(9)%
Variable incentive pay	65	125	(48)%
Aircraft maintenance	244	341	(28)%
Aircraft rent	229	247	(7)%
Landing fees and other rentals	323	388	(17)%
Contracted services	138	214	(36)%
Selling expenses	83	236	(65)%
Depreciation and amortization	320	317	1%
Food and beverage service	70	159	(56)%
Third-party regional carrier expense	92	125	(26)%
Other	310	411	(25)%
Total non-fuel operating expenses, excluding special items	$3,453	$4,295	(20)%

Wages and Benefits

Wages and benefits decreased during the first nine months of 2020 by $153 million, or 9%. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2020	2019	% Change
Wages	$1,159	$1,305	(11)%
Pension—Defined benefit plans service cost	37	31	19%
Defined contribution plans	96	100	(4)%
Medical and other benefits	205	203	1%
Payroll taxes	82	93	(12)%
Total wages and benefits	$1,579	$1,732	(9)%

Wages decreased $146 million, or 11%, on an 18% decrease in FTEs. The decrease is primarily due to voluntary leaves of absence accepted by nearly 7,000 employees in the second and third quarters, as well as reduction in executive pay and hours for management employees. These decreases were offset by increased wage rates following the mid-2019 ratification of new contracts for employees represented by the Aircraft Mechanics Fraternal Association and the International Association of Machinists.

For the full year, we expect wages and benefits will decline compared to the prior year as we reduce scheduled flying and executive salaries, and realize savings generated from our reduction in workforce necessary to align with our expectation of demand.

Variable Incentive Pay

Variable incentive pay expense decreased $60 million, or 48%, during the first nine months of 2020 as compared to the same period in 2019. The decrease is primarily due to the expectation that key financial metrics will not be achieved under the performance based pay program, offset by the recognition of nine months of expense for a supplemental incentive pay plan, which was approved in July 2020, and increased operational bonuses as compared to the prior year.

Aircraft Maintenance

Aircraft maintenance expense decreased by $97 million, or 28%, during the first nine months of 2020 compared to the same period in 2019. The decrease is primarily due to a significant reduction in engine events and heavy checks, as well as reduced power-by-the-hour expense on reduced utilization in covered aircraft, offset by penalties recorded for failure to meet contractual minimum obligations.

We expect full year aircraft maintenance expense to be lower than 2019 on reduced aircraft utilization and parking of certain aircraft.

Landing fees and other rentals

Landing fees and other rentals decreased by $65 million, or 17%, during the first nine months of 2020 compared to the same period in 2019, primarily due to a 39% decrease in departures, offset by increased rates at certain of our airports.

For the full year, we expect landing fees and other rentals to decrease as compared to 2019, however, not at the same rate as decreased departures. We expect to see continued rate increases at many of our airports, as well as negative net settlements to cover airport operating costs.

Contracted Services

Contracted services decreased by $76 million, or 36%, during the first nine months of 2020 compared to the same period in 2019. This decrease is primarily a result of reduced vendor spend directly correlating to reduced year-over-year departures and passengers as a result of the COVID-19 pandemic.

For the full year, we expect contracted services expense to be significantly lower than in 2019, given our ongoing cost reduction efforts and significant reduction in departures.

Selling Expense

Selling expense decreased by $153 million, or 65%, during the first nine months of 2020 compared to the same period in 2019, primarily driven by a significant reduction in distribution costs and credit card commissions. Reduced marketing spend and sponsorship costs given the continued delay in professional sports also contributed to the year-over-year decline.

We expect full year selling expense will decrease in-line with the reduction to revenue as a result of reduced distribution costs on lower bookings, as well as reduced sponsorship and marketing costs.

Food and beverage service

Food and beverage service decreased by $89 million, or 56%, during the first nine months of 2020 compared to the same period in 2019. This decrease is primarily due to the 62% decrease in revenue passengers as compared to the prior-year period, as well as the temporary closure of the majority of our airport lounges in the second quarter of 2020 and the temporary elimination of buy-on-board service.

We expect food and beverage service to decrease as compared to 2019, consistent with our expectation of reduced passengers throughout 2020.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, decreased $33 million, or 26%, during the first nine months of 2020 compared to the same period in 2019. The decrease is primarily due to a 14% decrease in SkyWest departures as compared to the prior year.

For the full year, we expect third-party regional carrier expense to be lower than 2019 due to decreased flying and reduced contractual rates.

Special Items—Merger-Related Costs

We recorded special items of $5 million in the first nine months of 2020 for merger-related costs associated with our acquisition of Virgin America, compared to $39 million in the first nine months of 2019. Costs incurred in the first nine months of 2020 are primarily comprised of certain technology integration costs. We expect 2020 will be the final year in which we incur integration related charges.

Special Items - Impairment and other charges

We recorded impairment and other charges of $350 million in the first nine months of 2020, driven by our current expectation of decreased future cash flows stemming from the COVID-19 pandemic. Impairment and other charges primarily consist of the write down to fair value for ten owned Airbus A320 aircraft identified for sale, the full write-down of the operating lease assets and related spare inventory and parts, as well as estimated lease return costs for certain leased Airbus aircraft which were permanently parked, the write-down of our owned Q400 fleet to fair value, and the full write-off of gate assets at Dallas Love Field.

Additional impairment charges may be recorded as we finalize our long-term fleet strategy.

Special Items - Restructuring charges

We recorded restructuring charges of $322 million in the first nine months of 2020 relating to the right-sizing of our workforce as a result of decreased demand and capacity stemming from the COVID-19 pandemic. Charges are primarily comprised of wages for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage, and lump-sum termination payouts.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax loss was $1 billion in the first nine months of 2020, compared to pretax profit of $761 million in the same period in 2019. The $1.8 billion shift to pretax loss was driven by a $3.3 billion decrease in Mainline operating revenues, offset by a $768 million decrease in Mainline non-fuel operating expense and a $743 million decrease in Mainline fuel expense.

As compared to the prior year, lower Mainline revenues are primarily attributable to a 64% decrease in traffic and a 48 point decrease in capacity, driven by the significant reduction in demand as a result of the COVID-19 pandemic. Non-fuel operating expenses decreased significantly on cost savings driven by reduced variable costs on reduced capacity, as well as decreased wages and benefits expense from voluntary leaves of absence and a reduction in hours for management employees. Lower raw fuel prices, combined with decreased consumption from the reduction in flying, drove the decrease in Mainline fuel expense.

Regional

Regional operations generated a pretax loss of $298 million in the first nine months of 2020, compared to break-even in the first nine months of 2019. The shift to a pretax loss was attributable to a $486 million decrease in operating revenues, partially offset by a $98 million decrease in fuel costs and a $90 million decrease in non-fuel operating expenses. The decrease in regional revenues is primarily due to the 20% decrease in capacity, spurred by the COVID-19 pandemic.

Horizon

Horizon achieved a pretax profit of $27 million in the first nine months of 2020, compared to pretax profit of $33 million in the same period in 2019, primarily due to significant cost reduction efforts implemented in response to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take action to reduce costs, increase liquidity and help to preserve the relative strength of our balance sheet. From the onset of the pandemic, we have taken the following key actions to enhance and preserve our liquidity:

•Obtained approximately $1.1 billion in CARES Act funding to use towards payment of wages and benefits;

•Executed an agreement with the U.S. Department of the Treasury to obtain up to $1.9 billion through the CARES Act Loan program, secured by certain Mileage Plan assets and cash flow streams, 34 aircraft and 15 spare engines;

•Obtained $1.2 billion in financing through the issuance of EETC, collateralized by 42 Boeing 737 aircraft and 19 Embraer E175 aircraft;

•Raised $589 million in secured financing collateralized by 32 aircraft;

•Drew $400 million from existing credit facilities;

•Suspended our share repurchase program and quarterly dividend indefinitely, and;

•Reduced planned capital expenditures by nearly $550 million for 2020, including suspension of pre-delivery payments and deferral of non-essential capital projects.

Although we have no plans to access equity markets at this time, we believe our equity would be of high interest to investors. The liquidity raised from these financings, coupled with the availability of additional liquidity and our meaningful cost reductions have provided the Company with confidence in our ability to withstand the depressed demand and prepare for the recovery ahead. Despite the significant amount of debt raised, our adjusted net debt is flat as compared to the end of 2019. We will also continue to execute additional cost restructuring initiatives in an effort to transition from a cash-burn focus towards reducing outstanding debt and repairing our balance sheet.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2020	December 31, 2019	Change
Cash and marketable securities	$3,759	$1,521	147%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	75%	22%	53 pts
Total debt	3,822	1,499	155%
Shareholders’ equity	$3,454	$4,331	(20)%

Debt-to-capitalization, adjusted for operating leases
(in millions)	September 30, 2020	December 31, 2019	Change
Long-term debt, net of current portion	$2,672	$1,264	111%
Capitalized operating leases	1,603	1,708	(6)%
COVID-19 related borrowings(a)	769	—	NM
Adjusted debt, net of current portion of long-term debt	$5,044	$2,972	70%
Shareholders' equity	3,454	4,331	(20)%
Total invested capital	$8,498	$7,303	16%

Debt-to-capitalization, including operating leases	59%	41%	18 pts
(a)To best reflect our leverage at September 30, 2020, we included the short-term borrowings stemming from the COVID-19 pandemic in the above calculation, although these borrowings are classified as current in the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	September 30, 2020	December 31, 2019
Current portion of long-term debt	$1,150	$235
Current portion of operating lease liabilities	283	269
Long-term debt, net of current portion	2,672	1,264
Long-term operating lease liabilities, net of current portion	1,320	1,439
Total adjusted debt	5,425	3,207
Less: Cash and marketable securities	(3,759)	(1,521)
Adjusted net debt	$1,666	$1,686

(in millions)	Last Twelve Months Ended September 30, 2020	Last Twelve Months Ended December 31, 2019
GAAP Operating Income(a)	$(928)	$1,063
Adjusted for:
Special items	(78)	44
Mark-to-market fuel hedge adjustments	(5)	(6)
Depreciation and amortization	426	423
Aircraft rent	313	331
EBITDAR	$(272)	$1,855
Adjusted net debt to EBITDAR	(6.1x)	0.9x
(a)Operating income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Used in Operating Activities

For the first nine months of 2020, net cash provided by operating activities was $116 million, compared to $1.4 billion during the same period in 2019. The $1.3 billion decrease in our operating cash flows is primarily attributable to a $793 million decline in net income, net of non-cash special items for impairment and workforce reduction. The decrease is also due to significant cash refund activity, and a decline in advance bookings as compared to the same period in the prior year, all as a result of the COVID-19 pandemic.

Cash Used in Investing Activities

Cash used in investing activities was $767 million during the first nine months of 2020, compared to $708 million during the same period of 2019. The increase to cash used in investing activities is primarily due to an increase in net purchases of marketable securities, which were $572 million in the first nine months of 2020, compared to $218 million in the nine months ended September 30, 2019. Increased net purchases is primarily driven by additional cash on hand from borrowings and the PSP program, which allowed the Company to invest additional funds. These increases were offset by the postponement of capital expenditures in 2020 as a result of the COVID-19 pandemic.

Cash Used in Financing Activities

Cash from financing activities was $2.3 billion during the first nine months of 2020 compared to cash used for financing activities of $538 million during the same period in 2019. During the first nine months of 2020, we had proceeds from debt issuances of $2.6 billion, including funding from the EETC, the loan portion of the proceeds from the PSP and $135 million drawn on the CARES Act secured term loan. These proceeds were partially offset by debt payments of $238 million, dividend payments totaling $45 million, and $31 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of September 30, 2020, we have firm orders to purchase 35 aircraft. Alaska also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2026. We could incur a loss of pre-delivery payments and credits as a cancellation fee. Alaska also has options to acquire 37 B737 MAX aircraft with deliveries from 2021 through 2024, and Horizon has options to acquire 30 E175 aircraft with deliveries from 2022 through 2024. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, Alaska has options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

Given the drastically reduced demand for air travel as a result of the COVID-19 pandemic, we are currently evaluating our overall fleet strategy and long-term plan. We are also in the process of negotiating with aircraft manufacturers and lessors to optimize timing of fleet activity. It is probable that the current outlook as stated below will change significantly. This table represents anticipated fleet activity by year as of September 30, 2020:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	September 30, 2020	2020 Additions	2020 Removals	December 31, 2020	2021 Changes	December 31, 2021
B737 Freighters	3	—	—	3	—	3
B737-700	11	—	—	11	—	11
B737-800	61	—	—	61	—	61
B737-900	12	—	—	12	—	12
B737-900ER	79	—	—	79	—	79
B737 MAX9(a)	—	3	—	3	15	18
A320(b)	41	—	—	41	(7)	34
A321neo	10	—	—	10	—	10
Total Mainline Fleet	217	3	—	220	8	228
Q400 operated by Horizon	32	—	—	32	—	32
E175 operated by Horizon	30	—	—	30	—	30
E175 operated by third party	32	—	—	32	—	32
Total Regional Fleet	94	—	—	94	—	94
Total	311	3	—	314	8	322
(a)The three B737 MAX9 aircraft previously reflected in 2020 were originally contracted for delivery in 2019 and delayed due to the MAX grounding, and have been shifted to 2020, but are not expected to enter revenue service until 2021. Seven B737 MAX9 deliveries originally contracted for 2020 have been shifted to 2021 based on our current estimate of expected delivery dates. The Company continues to discuss delivery timelines with Boeing.
(b)Actual fleet at September 30, 2020, excluding 20 Airbus aircraft permanently parked in response to COVID-19 capacity reductions.

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

	Approximate Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2020	90	$64	$2
Full Year 2020	90	$64	$2
First Quarter 2021	60	$62	$2
Second Quarter 2021	65	$60	$2
Third Quarter 2021	55	$56	$2
Fourth Quarter 2021	35	$50	$3
Full Year 2021	215	$58	$2
First Quarter 2022	15	$51	$3
Full Year 2022	15	$51	$3

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2020. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2020	2021	2022	2023	2024	Beyond 2024	Total
Current and long-term debt obligations	$73	$1,201	$393	$357	$265	$1,568	$3,857
Aircraft lease commitments	88	310	276	219	166	679	1,738
Facility lease commitments	3	9	8	7	7	84	118
Aircraft maintenance deposits	7	35	45	24	6	2	119
Aircraft purchase commitments (a)	343	549	333	192	21	25	1,463
Interest obligations (b)	16	118	88	75	63	153	513
Other obligations (c)	39	181	185	190	197	910	1,702
Total	$569	$2,403	$1,328	$1,064	$725	$3,421	$9,510
(a)Although the Company has contractual obligations for purchase commitments in 2020, informal agreements have been reached with aircraft manufacturers to defer payments beyond 2020.
(b)For variable-rate debt, future obligations are shown above using forecasted interest rates as of September 30, 2020.
(c)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

During the nine months ended September 30, 2020, the Company renegotiated scheduled payments with certain lessors and vendor partners, including the reduction of minimum obligations. The Company has also deferred 2020 aircraft payments, including those related to the B737 MAX9, to periods beyond 2020. Discussions remain ongoing with aircraft manufacturers and lessors to optimize the timing of aircraft deliveries and lease returns.

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

Deferred Income Taxes

For federal income tax purposes, the majority of our assets are fully depreciated over a seven-year life using an accelerated depreciation method or bonus depreciation, if available. For financial reporting purposes, the majority of our assets are depreciated over 15 to 25 years to an estimated salvage value using the straight-line basis. This difference has created a significant deferred tax liability. At some point in the future the depreciation basis difference will reverse, including via asset impairment, potentially resulting in an increase in income taxes paid.

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income or loss and cash taxes payable and refundable in the short-term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue, demand for air travel and fuel prices), usage of net operating losses, whether "bonus depreciation" provisions are available, any future tax reform efforts at the federal level, as well as other legislative changes that are beyond our control. Given our current expectation of operating losses for the remainder of the year, we expect to file for a cash refund for the 2020 tax year.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended September 30, 2020. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2, "COVID-19," for discussion about the estimates used in the Company's impairment analyses.

GLOSSARY OF AIRLINE TERMS

Adjusted net debt - long-term debt, including current portion, plus capitalized operating leases, less cash and marketable securities

Adjusted net debt to EBITDAR - represents adjusted net debt divided by EBITDAR (trailing twelve months earnings before interest, taxes, depreciation, amortization, special items and rent)

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

In the quarter ended September 30, 2020, the Company implemented a new revenue accounting system, and updated the relevant control structure. Other than this implementation, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In January 2019, a pilot filed a class action lawsuit seeking to represent all Alaska and Horizon pilots for damages based on alleged violations of the Uniformed Services Employment and Reemployment Rights Act (USERRA). Plaintiff received class certification in August 2020. The case is in discovery. The Company believes the claims in the case are without factual and legal merit and intends to defend the lawsuit.

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

In late 2019, an outbreak of novel coronavirus and its resulting disease (COVID-19) was detected in Wuhan, China. Since that time, COVID-19 has spread rapidly throughout the globe, including within the United States, where over one million cases have been positively diagnosed to date. In March 2020, the President of the United States declared a national emergency in response to the rapid spread, and all markets we serve have implemented some measure of travel restriction or stay-at-home order. These orders, combined with a wariness among the public of travel by aircraft due to perceived risk of infection, have resulted in an unprecedented decline in business and leisure travel. Cancellations of conventions and conferences, sporting events, concerts and other similar events, as well as the closure of popular tourist destinations, have contributed to this decline. This reduction in demand has materially negatively impacted our revenues and results of operations. As there is no indication of when these restrictions may be lifted or when demand may return, we expect to continue to see negative impacts from the COVID-19 pandemic on our business. Our operations could be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 curfews or “shelter in place” health orders or similar restrictions. Measures restricting the ability of our airport or inflight employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business.

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

The CARES Act was signed into law on March 27, 2020, providing U.S. airlines and related businesses the ability to access liquidity in the form of grants, loans, loan guarantees and other investments by the U.S. government.

In the second quarter of 2020, the Company, Alaska Airlines, Horizon Air, and McGee entered agreements with the United States Department of the Treasury (Treasury) to secure approximately $1 billion of funding under the CARES Act payroll support program (PSP), of which $290 million is in the form of an unsecured senior term loan payable over ten years. PSP proceeds must be used exclusively for employee payroll and benefits expenses in accordance with the terms and conditions of the PSP agreements and the applicable provisions of the CARES Act.

In the third quarter of 2020, the Company and its airline subsidiaries entered agreements with the Treasury to obtain access to term loans of approximately $1.3 billion under the CARES Act loan program. Funds drawn under the loan program must be secured with assets owned by Alaska Airlines or Horizon Air. In October of 2020, Treasury informed the Company it would amend these agreements to increase the total amount of available secured loan funds to $1.9 billion.

To date, the Company has drawn $135 million from the loan facility, and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 31, 2021. All proceeds must be used for general corporate purposes and operating expenses in accordance with the terms and conditions of the loan agreements and the applicable provisions of the CARES Act. All borrowings are pre-payable in whole or in part and are ultimately due and payable on September 26, 2025 (or March 28, 2025 with respect to the portion of the loan, if any, secured with certain loyalty program assets).

In addition to repayment commitments, we are subject to the following conditions under our CARES Act PSP and loan agreements:

•Alaska Airlines, Horizon Air and McGee had to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits for non-officer employees through September 30, 2020;

•Alaska Airlines and Horizon Air had to maintain DOT-prescribed levels of air service to markets they served as of March 1, 2020, through September 30, 2020 (subject to extension through March 1, 2022);

•The Company may not repurchase its common stock or pay dividends on its common stock until the later of September 30, 2021, or one year after secured loan funds are repaid;

•The Company must meet minimum liquidity and collateral coverage ratio requirements until the secured loan funds are repaid;

•Compensation and severance payments for officers and employees who earned more than $425,000 in total compensation in 2019 will be subject to maximum limitations through the later of March 24, 2022, or one year after secured loan funds are repaid; and

•The Company must maintain certain internal controls and records, and provide any additional reporting required by the U.S. government, relating to PSP and loan funding.

These conditions may adversely affect the Company’s profitability, our ability to negotiate favorable terms with loyalty partners, our attractiveness to investors, and our ability to compensate at market-competitive levels and retain key personnel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Historically, the Company purchased shares pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015. In March 2020, the Company suspended the share repurchase program indefinitely. When the repurchase program is restarted, the plan has remaining authorization to purchase an additional $456 million in shares.

On September 30, 2020, the Company issued the New PSP Warrant (as defined in Item 5. “Other Information” below) to the United States Department of the Treasury (“Treasury”) in connection with the payroll support program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, resulting in warrants to purchase a total of 915,929 shares of the Company’s common stock that have been issued to Treasury in connection with the payroll support program. Each warrant is exercisable at a strike price of $31.61 per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In addition, in connection with increases on September 28, 2020 and October 30, 2020 in the aggregate principal amount that may be borrowed from Treasury pursuant to the loan program under the CARES Act, the Company may issue the Additional Loan Program Warrants (as defined in Item 5. “Other Information” below) to Treasury pursuant to the loan program, resulting in a maximum of 6,099,336 shares of the Company’s common stock subject to warrants that may be issuable in connection with the loan program. A warrant to purchase 427,080 shares of the Company’s common stock was issued on September 28, 2020. Additional warrants will be issued to Treasury in conjunction with each new borrowing under the A&R Loan Agreement (as defined in Item 5. “Other Information” below). Each warrant is exercisable at a strike price of $31.61 per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were or, when issued will be, issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On September 30, 2020, the Company and Treasury agreed to an increase of $28.7 million in the payroll support available to Alaska Airlines and Horizon under the payroll support program (PSP) under the CARES Act, which resulted in an increase in the unsecured term loan borrowed from Treasury by approximately $8.6 million, bringing the total amount in unsecured funds borrowed from Treasury under the payroll support program for Alaska Airlines and Horizon to approximately $280.8 million (the “New Maximum Alaska Airlines Loan Amount”). As a result of this increase, on September 30, 2020, the Company issued additional warrants to Treasury to purchase 27,258 shares of the Company’s common stock (the “New PSP Warrant”).

In addition, on September 28, 2020, the Company, Alaska Airlines and Treasury agreed to an increase of $173 million in the aggregate principal amount that may be borrowed from Treasury pursuant to the loan program under the CARES Act, resulting in an initial aggregate lender commitment of $1,301 million. On October 30, 2020, the Company, Alaska Airlines and Treasury agreed to a further increase of $627 million in the aggregate principal amount that may be borrowed from Treasury pursuant to the loan program under the CARES Act, resulting in a new aggregate initial lender commitment of $1,928 million under such program. In connection with the new aggregate initial lender commitment, Alaska Airlines, as Borrower, the Company, as Parent, the guarantors party thereto from time to time, the Treasury, as the initial lender, and Bank of New York Mellon, as administrative agent and collateral agent, entered into a Restatement Agreement (the “Restatement Agreement”) to amend and restate the Loan and Guarantee Agreement (the “A&R Loan Agreement”), and Alaska Airlines, Horizon and, in each case, the guarantors party thereto each entered into an amended and restated Pledge and Security Agreement (together, the “A&R Pledge and Security Agreements”) relating to the collateral that secure the new aggregate initial lender commitment pursuant to the A&R Loan Agreement. As a result of the increases in the aggregate initial lender commitment, additional warrants to purchase 2,530,845 shares of the Common Stock are issuable by the Company to Treasury from time to time in connection with borrowings made pursuant to the A&R Loan Agreement (the “Additional Loan Program Warrants”), resulting in a maximum of 6,099,336 shares of the Company’s common stock subject to warrants that may be issuable in connection with the loan program.

On November 4, 2020, the Board of Directors (the “Board”) adopted resolutions (the “Resolutions”) pursuant to Section 204 of the General Corporation Law of the State of Delaware, which Resolutions ratify, confirm and approve the additional corporate actions taken on September 28, 2020, September 30, 2020 and October 30, 2020 as described above. Specifically, the Resolutions ratify, confirm and approve: (i) the New Maximum Alaska Airlines Loan Amount, the issuance to Treasury of the New PSP Warrant and the issuance of shares of the Company’s common stock upon exercise of the New PSP Warrant; and (ii) the New Initial Lender Commitment, including the execution, delivery and performance of the Restatement Agreement, the A&R Loan Agreement, the A&R Pledge and Security Agreements and all additional loan documents required to be executed or otherwise related to such agreements, as well as the transactions contemplated by such loan documents, the issuance to Treasury of the Additional Loan Program Warrants and the issuance of shares of the Company’s common stock upon exercise of the Additional Loan Program Warrants. Pursuant to the Resolutions, the Board ratified the foregoing corporate actions because it determined that such actions may not have been approved by the Board. Any claim that the defective corporate acts or putative stock ratified by the Board are void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the ratification thereof not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time (which is November 4, 2020), and the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission).

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

November 5, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
4.1	Pass Through Trust Agreement, dated as of July 2, 2020, between Alaska Airlines, Horizon and U.S. Bank Trust National Association. *	8-K	July 6, 2020	4.1
4.2	Trust Supplement No. 2020-1A, dated as of July 2, 2020, between Alaska Airlines, Horizon and U.S. Bank Trust National Association, as Class A Trustee, to the Pass Through Trust Agreement dated as of July 2, 2020.	8-K	July 6, 2020	4.2
4.3	Trust Supplement No. 2020-1B, dated as of July 2, 2020, between Alaska Airlines, Horizon and U.S. Bank Trust National Association, as Class B Trustee, to the Pass Through Trust Agreement dated as of July 2, 2020.	8-K	July 6, 2020	4.3
4.4	Guarantee from Alaska Air Group, Inc., as Guarantor, to U.S. Bank Trust National Association, as Pass Through Trustee under the Class A Pass Through Trust Agreement, Pass Through Trustee under the Class B Pass Through Trust Agreement, Subordination Agent and Loan Trustee, dated as of July 2, 2020. *	8-K	July 6, 2020	4.4
4.5	Guarantee from Alaska Airlines Inc., as Guarantor, to U.S. Bank Trust National Association, as Pass Through Trustee under the Class A Pass Through Trust Agreement, Pass Through Trustee under the Class B Pass Through Trust Agreement, Subordination Agent and Loan Trustee, dated as of July 2, 2020. *	8-K	July 6, 2020	4.5
4.6	Guarantee from Horizon Air Industries, Inc., as Guarantor, to U.S. Bank Trust National Association, as Pass Through Trustee under the Class A Pass Through Trust Agreement, Pass Through Trustee under the Class B Pass Through Trust Agreement, Subordination Agent and Loan Trustee, dated as of July 2, 2020. *	8-K	July 6, 2020	4.6
4.7	Form of Pass Through Trust Certificate, Series 2020-1A (included in Exhibit A to Exhibit 4.2)	8-K	July 6, 2020	4.7
4.8	Form of Pass Through Trust Certificate, Series 2020-1B (included in Exhibit A to Exhibit 4.3)	8-K	July 6, 2020	4.8
4.9	Intercreditor Agreement (2020-1), dated as of July 2, 2020, among U.S. Bank Trust National Association, as Trustee of the Alaska Air Pass Through Trust 2020-1A and the Alaska Air Pass Through Trust 2020-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and U.S. Bank Trust National Association, as Subordination Agent. *	8-K	July 6, 2020	4.9
4.10
Revolving Credit Agreement (2020-1A), dated as of July 2, 2020, between U.S. Bank Trust National Association, as Subordination Agent, as agent and trustee for the trustee of Alaska Air Pass Through Trust 2020-1A and as Borrower, and Crédit Agricole Corporate and Revolving Credit Agreement (2020-1A), dated as of July 2, 2020, between U.S. Bank Trust National Association, as Subordination Agent, as agent and trustee for the trustee of Alaska Air Pass Through Trust 2020-1A and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider. *
		8-K	July 6, 2020	4.10
4.11	Revolving Credit Agreement (2020-1B), dated as of July 2, 2020, between U.S. Bank Trust National Association, as Subordination Agent, as agent and trustee for the trustee of Alaska Air Pass Through Trust 2020-1B and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class B Liquidity Provider. *	8-K	July 6, 2020	4.11
4.12	Participation Agreement (N568AS), dated as of July 2, 2020, among Alaska Airlines, U.S. Bank Trust National Association, as Pass Through Trustee under the Pass Through Trust Agreements, U.S. Bank Trust National Association, as Subordination Agent, U.S. Bank Trust National Association, as Loan Trustee, and U.S. Bank Trust National Association, in its individual capacity as set forth therein. *, **	8-K	July 6, 2020	4.12
4.13	Indenture and Security Agreement (N568AS), dated as of July 2, 2020, between Alaska Airlines and U.S. Bank Trust National Association, as Loan Trustee. *, **	8-K	July 6, 2020	4.13
4.14	Participation Agreement (N494AS), dated as of July 2, 2020, among Alaska Airlines, U.S. Bank Trust National Association, as Pass Through Trustee under the Pass Through Trust Agreements, U.S. Bank Trust National Association, as Subordination Agent, U.S. Bank Trust National Association, as Loan Trustee, and U.S. Bank Trust National Association, in its individual capacity as set forth therein. *, ***	8-K	July 6, 2020	4.14
4.15	Indenture and Security Agreement (N494AS), dated as of July 2, 2020, between Alaska Airlines and U.S. Bank Trust National Association, as Loan Trustee. *, ***	8-K	July 6, 2020	4.15
4.16	Participation Agreement (N626QX), dated as of July 2, 2020, among Horizon U.S. Bank Trust National Association, as Pass Through Trustee under the Pass Through Trust Agreements, U.S. Bank Trust National Association, as Subordination Agent, U.S. Bank Trust National Association, as Loan Trustee, and U.S. Bank Trust National Association, in its individual capacity as set forth therein. *, ****	8-K	July 6, 2020	4.16
4.17	Indenture and Security Agreement (N626QX), dated as of July 2, 2020, between Horizon and U.S. Bank Trust National Association, as Loan Trustee. *, ****	8-K	July 6, 2020	4.17

4.18	Form of Series 2020-1 Equipment Notes issued by Alaska Airlines (included in Exhibits 4.13 and 4.15).	8-K	July 6, 2020	4.18
4.19	Form of Series 2020-1 Equipment Notes issued by Horizon (included in Exhibit 4.17).	8-K	July 6, 2020	4.19
4.20†	Closing Date Warrant to Purchase Common Stock, dated September 28, 2020.	10-Q
4.21†	Warrant Agreement, dated September 28, 2020, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q
4.22†	Alaska Airlines Loyalty Program Pledge and Security Agreement, dated as of September 28, 2020.*	10-Q
4.23†	Alaska Airlines Aircraft and Engine Pledge and Security Agreement dated as of September 28, 2020.	10-Q
4.24†	Amended and Restated Horizon Aircraft, Engine, and Propeller Pledge and Security Agreement dated as of October 30, 2020.	10-Q
10.1†
Loan and Guarantee Agreement, dated as of September 28, 2020, among Alaska Airlines, Inc., as Borrower, the Guarantors party hereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent
10-Q
10.2†
Loan and Guarantee Agreement, dated as of September 28, 2020, and amended and restated as of October 30, 2020 among Alaska Airlines, Inc., as Borrower, the Guarantors party hereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent
10-Q
10.3†	Restatement Agreement, dated as of October 30, 2020, to that certain Loan and Guarantee Agreement, dated as of September 28, 2020.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
99.1	Schedule I**.	8-K	July 6, 2020	99.1
99.2	Schedule II***.	8-K	July 6, 2020	99.2
99.3	Schedule III****.	8-K	July 6, 2020	99.3
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Certain confidential information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and it (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.
**	Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.1 filed herewith contains a list of documents applicable to the Boeing 737-890 Aircraft (other than the Aircraft bearing U.S. Registration No. N568AS) that relate to the offering of the Alaska Air Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which are filed herewith as Exhibits 4.12 and 4.13, except for the information identifying the Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Boeing 737-890 Aircraft. Exhibit 99.1 sets forth the details by which such documents differ from the corresponding representative sample of documents filed herewith as Exhibits 4.12 and 4.13 with respect to the Aircraft bearing U.S. Registration No. N568AS.
***	Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.2 filed herewith contains a list of documents applicable to the Boeing 737-990ER Aircraft (other than the Aircraft bearing U.S. Registration No. N494AS) that relate to the offering of the Alaska Air Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which are filed herewith as Exhibits 4.14 and 4.15, except for the information identifying the Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Boeing 737-990ER Aircraft. Exhibit 99.2 sets forth the details by which such documents differ from the corresponding representative sample of documents filed herewith as Exhibits 4.14 and 4.15 with respect to the Aircraft bearing U.S. Registration No. N494AS.

****	Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.3 filed herewith contains a list of documents applicable to the Embraer E175 LR Aircraft (other than the Aircraft bearing U.S. Registration No. N626QX) that relate to the offering of the Alaska Air Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which are filed herewith as Exhibits 4.16 and 4.17, except for the information identifying the Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Embraer E175 LR Aircraft. Exhibit 99.3 sets forth the details by which such documents differ from the corresponding representative sample of documents filed herewith as Exhibits 4.16 and 4.17 with respect to the Aircraft bearing U.S. Registration No. N626QX.