Form 10-K
period 2020-12-31
ALASKA AIR GROUP, INC.
filed 2021-02-26
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2021, shares of common stock outstanding totaled 124,226,396. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2020, was approximately $4.5 billion (based on the closing price of $36.26 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.
2

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

Table of Contents
PART I

ITEM 1. OUR BUSINESS

Alaska Air Group is a Delaware corporation incorporated in 1985 that operates two airlines, Alaska and Horizon. Alaska was organized in 1932 and incorporated in 1937 in the state of Alaska. Horizon is a Washington corporation that was incorporated and began service in 1981, and was acquired by Air Group in 1986. Virgin America was a member of Air Group from its acquisition in 2016 through 2018, at which time Alaska and Virgin America combined operating certificates and legally merged into a single entity. The Company also includes McGee Air Services, an aviation services provider that was established as a wholly-owned subsidiary of Alaska in 2016, and other subsidiaries.

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
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. and Canada under capacity purchase agreements (CPA). This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
•Horizon - includes the capacity sold to Alaska under a CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

Together we are the fifth largest airline in the United States, offering unparalleled guest service, connectivity and schedules from our hub markets along the West Coast. With our regional partners we fly to more than 115 destinations throughout the United States and North America. We have operated in a highly competitive and often challenging industry for over 88 years. Our top priority as an airline is ensuring the safety of our guests and employees, an area that we have continued to invest in during 2020 despite the significant financial challenges we encountered. Our success over many decades and resilience in difficult times is attributable to our people, business model, and commitment to sustainable growth over the long-term.

2020 was a year of uncertainty and challenge. The impact of the pandemic stemming from the outbreak of the novel coronavirus (COVID-19) presented us with the greatest financial challenge in our history. Travel restrictions and stay-at-home orders, coupled with the closure of many popular destinations and the cancellation of major events, drove demand for air travel to historic lows in the spring of 2020. Although we have seen modest improvement since that time, including improved booking activity at the end of 2020 and in early 2021, demand remains well below historical levels.

In response to reduced demand, we acted quickly to preserve cash by reducing flying across our network and removing fixed and discretionary costs to the greatest extent possible. We also prepared for a potentially long recovery period by accessing $5 billion in liquidity, including private placement offerings, government funding, bank debt and the sale of ten Airbus aircraft. Part of the government funding received was through the Payroll Support Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which provided critical support to enable us to preserve jobs and continue to provide an essential service to the communities we serve. Although our debt balances have increased, our cash preservation efforts were effective and our adjusted net debt at the end of 2020 is substantially unchanged from the end of 2019. Protecting the health of our balance sheet has positioned us well for the recovery that is expected in 2021 and beyond.

We took action early in the pandemic to ensure a safe environment for guests and our employees. We launched our Next-Level Care initiative, which includes over 100 safety measures that have been, and will continue to be, vital to restoring guest confidence in travel onboard our aircraft. To provide peace of mind in guests' travel decisions, we also eliminated change fees for first class or main cabin itineraries, and we extended the expiry of outstanding travel credits to December 31, 2021.

Although the pandemic has had a significant negative impact on our business, we have attempted to reduce its effect on our employees where possible. To minimize the need for involuntary furloughs, we instituted early-out and voluntary leave programs, which were accepted by 3,900 employees. Additionally, we aligned the focus of our 22,000 employees on reducing cash burn and delivering a safe travel experience for guests by creating an incentive program designed to supplement our traditional performance-based pay and operational performance programs. Through these programs, our employees earned $130 million in incentive pay in 2020. We strongly believe that aligning employees under common goals makes our company better, and expect that Alaska and Horizon will be among the only airlines in the U.S. to provide generous incentive payments for employees in 2020.

In spite of the difficult year, Alaska and Horizon continued to actively support the communities we serve. In 2020, Air Group companies donated $10 million in cash and in-kind travel to over 900 charitable organizations, and our employees volunteered more than 17,000 hours of community service related to youth and education, medical research and transportation. Our cargo business also provided critical support to communities in need by transporting essential goods and shipments of COVID-19 vaccines throughout the state of Alaska.

As we look forward, we know that our business is dependent on getting guests flying again and getting our people and assets back to work. Now that the the initial response to the pandemic is largely behind us, we have shifted our attention toward recovery as we prepare for the return in demand. Over the next several months as the recovery ensues, our focus areas include the following:

Capturing demand for travel

Capturing the demand that exists for travel will be vital to our recovery. In 2020, the rebound in leisure travel was much more robust than business travel, and we expect to see that trend continue in 2021. To capture that leisure demand, we announced 30 new routes in 2020, aimed at connecting our guests to warm-weather and outdoor recreation locations. To further reduce travel friction, we have worked with health partners and local governments to implement processes to meet locally-mandated travel requirements. In December 2020, in partnership with the state of Hawai'i government, Alaska was the first airline to launch a pre-clearance program to Hawai'i, providing our guests with a seamless travel experience and allowing them to bypass screening upon arrival. We expect these pre-clearance programs to mature in 2021 and believe they will aid overall recovery and willingness of travelers to fly.

We believe marketing to guests who may soon return to travel, and ensuring they are familiar with our safety initiatives, is key to capturing demand as it returns. Toward the end of 2020 we launched several campaigns encouraging guests to book future travel. Our Let's Go Campaign emphasized the layers of safety we have put in place, and our friends and family discount program engaged our employees in reaching out to guests. These promotions and others like them stimulated bookings, and the results have served as an encouraging indicator that our guests are eager to return to travel in 2021.

In 2020, we announced the West Coast International Alliance (WCIA) with American Airlines, Inc. (American) which will provide more destinations, greater utility and more value for our guests and loyalty members. The alliance will allow Alaska Mileage Plan members to enjoy benefits across both airlines by early spring 2021. In conjunction with our partnership with American, we accepted a formal invitation to join the oneworld® global alliance, with entry expected on March 31, 2021. Alaska Mileage PlanTM members will have significantly expanded benefits in the oneworld program, including reciprocal tier status in oneworld, as well as the ability to earn and use miles to reach more than 1,000 destinations worldwide. The WCIA and oneworld enhances Alaska's presence globally, and will position us to capture an incremental share of global travelers and corporate accounts as recovery begins to take shape.

Reducing our cost structure and strengthening our balance sheet

Maintaining a low cost structure has been critical to our past success, and we believe it will be even more important in the recovery ahead. In 2020 we reduced our adjusted non-fuel operating costs by $1.3 billion, or 22% from 2019, through reductions in flying and minimizing discretionary expenditures. As we return aircraft to service and build capacity in recovery, we are focused on returning to 2019 unit cost levels, excluding fuel and special items, even if we are a smaller company. To this end, we have identified over $250 million in structural cost savings initiatives that we began to realize in the fourth quarter of 2020, which will continue to ramp through 2021. Having low costs when demand returns will enable us to return to profitability more quickly, and will lead to positive cash flow generation. This, in turn, will enable us to begin repaying the debt that we have taken on, which is foundational for our future growth. Additionally, exiting 2020 with adjusted net debt that is largely flat as compared to the prior year means that we have cash on hand that can be used to pay down debt when we believe we are in a stable recovery.

In late 2020, Alaska announced an agreement in principle with Boeing to restructure and grow the existing Boeing 737 MAX (MAX) aircraft purchase agreement. As part of this restructuring, Alaska renegotiated the terms of its aircraft order with Boeing, which will expand the total firm aircraft to 55 to be delivered between 2021 and 2024, with options to purchase an additional 52 aircraft with delivery between 2023 and 2026. Alaska also announced an agreement with Air Lease Corporation to obtain an additional 13 leased MAX aircraft with deliveries between 2021 and 2022, bringing total firm deliveries of MAX aircraft to 68 by 2024. This will allow us to replace Airbus A319 and A320 aircraft that will be returned off lease over the next few years. Further, this agreement provides the flexibility to align our growth with the demand environment. Shifting substantially to a single mainline fleet that is more efficient, profitable and sustainable will help support our overall long-term goals.

We have a long track record of disciplined cost control and balance sheet management, and we will continue to aggressively manage both as we navigate through and exit the COVID-19 pandemic.

AIR GROUP

Our airlines operate different aircraft and missions. Alaska operates a fleet of narrowbody passenger jets on primarily longer stage-length routes. Alaska contracts primarily with Horizon and SkyWest Airlines, Inc. (SkyWest) for shorter-haul capacity, such that Alaska receives all passenger revenue from those flights. Horizon operates Embraer 175 (E175) regional jet aircraft and Bombardier Q400 turboprop aircraft and sells all of its capacity to Alaska pursuant to a CPA. The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2020	2019	2018	2017	2016(a)
Passenger revenue	85%	92%	93%	93%	91%
Mileage Plan other revenue	10%	5%	5%	5%	6%
Cargo and other	5%	3%	2%	2%	3%
Total	100%	100%	100%	100%	100%
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

We deploy aircraft in ways that we believe will best optimize our revenues and profitability and reduce the impacts of seasonality.

The percentage of our capacity by region is as follows:

	2020	2019	2018	2017	2016(a)
West Coast(b)	32%	28%	27%	28%	34%
Transcon/midcon	41%	44%	44%	43%	29%
Hawaii and Costa Rica	10%	14%	14%	13%	17%
Alaska	11%	10%	10%	10%	14%
Mexico	5%	3%	4%	5%	5%
Canada	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.
(b)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

MAINLINE

Our Mainline operations include Boeing 737 (B737) and Airbus A320 family (A320 and A321neo) jet service offered by Alaska. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Canada, Mexico and Costa Rica. Our largest concentrations of departures are in Seattle, Portland, and the Bay Area. We also offer cargo service throughout our network and have three dedicated cargo aircraft that operate primarily to and within the state of Alaska.

In 2020, we carried 12 million revenue passengers in our Mainline operations, down from 36 million in 2019 as travel demand was severely impacted from the COVID-19 pandemic. At December 31, 2020, our Mainline operating fleet consisted of 166 B737 jet aircraft and 31 Airbus A320 family jet aircraft compared to 166 B737 aircraft and 71 Airbus aircraft as of December 31, 2019.

The percentage of Mainline passenger capacity by region and average stage length is presented below:

	2020	2019	2018	2017	2016(a)
West Coast(b)	22%	23%	23%	24%	30%
Transcon/midcon	47%	46%	46%	45%	30%
Hawaii and Costa Rica	12%	16%	15%	15%	19%
Alaska	13%	11%	11%	11%	15%
Mexico	6%	4%	5%	5%	6%
Total	100%	100%	100%	100%	100%

Average Stage Length (miles)	1,272	1,299	1,298	1,301	1,225
(a)Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.
(b)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

REGIONAL

Our Regional operations consist primarily of flights operated by Horizon and SkyWest. In 2020, our Regional operations carried approximately 6 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries approximately 67% of Air Group's regional revenue passengers.

Based on 2020 Horizon passenger enplanements on regional aircraft, our most significant concentration of regional activity was in Seattle and Portland. At December 31, 2020, Horizon’s operating fleet consisted of 30 E175 jet aircraft and 32 Bombardier Q400 turboprop aircraft. The regional fleet operated by SkyWest consisted of 32 E175 aircraft.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2020	2019	2018	2017	2016
West Coast	75%	61%	53%	59%	60%
Pacific Northwest	9%	10%	11%	13%	16%
Canada	1%	3%	3%	4%	5%
Alaska	1%	1%	2%	3%	4%
Midcon	14%	25%	30%	21%	15%
Mexico	—	—%	1%	—%	—%
Total	100%	100%	100%	100%	100%

Average Stage Length (miles)	524	490	468	422	381

FREQUENT FLYER PROGRAM

Alaska Airlines Mileage Plan™ provides a comprehensive suite of frequent flyer benefits. Miles can be earned by flying on our airlines or on one of our 17 airline partners, by using an Alaska Airlines credit card, or through other non-airline partners. Alaska's extensive list of airline partners includes carriers associated with each of the three major global alliances, making it easier for our members to earn miles and reach elite status in our frequent flyer program. Through Alaska and our global partners, Mileage Plan™ members have access to a large network of over 800 worldwide travel destinations. Further, members can receive up to 50,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and meeting a minimum spend threshold, and earn triple miles on Alaska Airlines purchases. Alaska Airlines Visa Signature cardholders and small business cardholders in the U.S., and Platinum and World Elite Mastercard cardholders in Canada, also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to six people traveling on the same itinerary. Earned miles can be redeemed for flights on our airlines, or our partner airlines, for hotel stays via mileageplanhotels.com, or for upgrades to first class on Alaska Airlines. We believe all of these benefits give our Mileage Plan™ members more value than competing programs.

Mileage Plan™ revenues, including those in the Passenger revenue income statement line item, represented approximately 20% of Air Group's total revenues in 2020. Mileage Plan™ helps drive revenue growth by attracting new customers, keeping existing customers actively engaged, and building customer loyalty through the benefits that we provide.

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

Alaska has marketing alliances with a number of airlines that provide frequent flyer and codesharing opportunities. On March 31, 2021, Alaska intends to join the oneworld Alliance. Upon entry, Mileage Plan elite members will receive oneworld status, which enables the benefits of tier status recognition and eligible benefits across all 13 oneworld member airlines, providing access to over 1,000 destinations.

Alliances are an important part of our strategy and enhance our revenues by:

•offering our guests more travel destinations and better mileage credit and redemption opportunities, including elite qualifying miles on U.S. and international airline partners;

•providing a consistent and seamless guest experience when you are flying on Alaska or one of our partners;

•giving us access to more connecting traffic from other airlines; and

•providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 3%, 5%, and 5% of our total marketed revenues as of December 31, 2020, 2019 and 2018.

A comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
Airline	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Aer Lingus	Yes	No	No
American Airlines	Yes	Yes	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	No	No
EL AL Israel Airlines	Yes	No	Yes
Emirates	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	No	Yes
Hainan Airlines	Yes	No	No
Icelandair	Yes	No	Yes
Japan Airlines	Yes	No	Yes
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Qantas	Yes	Yes	Yes
Qatar Airways	Yes	No	No
Singapore Airlines	Yes	No	No
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

GENERAL

The airline industry is highly competitive and subject to potentially volatile business cycles, resulting from factors such as a global pandemic, economic conditions, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation—including taxes and fees, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact to our operating and financial results. Passenger demand and ticket prices are, in large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

In 2020, the COVID-19 pandemic presented the airline industry one of the greatest challenges in the history of aviation. In response to the various stay-at-home orders, local restrictions, and general uncertainty regarding air travel, U.S.-based airlines reduced domestic capacity when compared to 2019 by 75%. Although it is uncertain when the impacts of the pandemic will subside, competition to capture existing demand for travel in the interim is expected to be intense.

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 14% to 25% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining costs and can vary by region in the U.S.
The price of crude oil on an average annual basis for the past five years has ranged from a low of $39 per barrel in 2020 to a high of $65 in 2018. For us, a $1 per barrel change in the price of oil equates to approximately $11 million of fuel cost annually based on 2020 consumption levels. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $5 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but have also contributed to the price volatility in recent years. Over the last five years, average annual West Coast refining margin prices have fluctuated from a low of $11 per barrel in 2020 to a high of $26 per barrel in 2019.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon decreased 29% in 2020, after decreasing 6% in 2019 and increasing 28% in 2018.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses, are as follows:

	2020	2019	2018	2017	2016(a)
Crude oil	64%	62%	68%	66%	69%
Refining margins	16%	28%	25%	23%	20%
Other(b)	20%	10%	7%	11%	11%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	14%	24%	25%	22%	18%
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

COMPETITION

Competition in the airline industry can be intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta Air Lines Inc. (Delta), who has significantly increased its capacity in Seattle since 2013. Approximately 75% of our capacity to and from Seattle competes with Delta. As we have grown in California and have expanded our transcontinental route offerings, United Airlines and Southwest Airlines have also become large competitors and have increased their capacity in markets we serve. Our California and transcontinental routes have a higher concentration of competitors when compared to our historical route structure, which was predominately concentrated in the Pacific Northwest. Although competitive capacity is expected to be down significantly in the first quarter of 2021 as compared to the first quarter of 2020, given the impacts of the COVID-19 pandemic, we expect once demand returns that we will face strong competition in all of our primary markets.

We believe that the following competitive factors matter to guests when making an air travel purchase decision:

•Safety and guest health

Safety is our top priority and is at the core of everything we do. In 2021, Alaska was again ranked by AirlineRatings.com as the safest U.S. airline in the Top 20 safest airlines in the world. In 2020, we also received our 19th Diamond Award of Excellence from the Federal Aviation Administration (FAA), recognizing both Alaska and Horizon aircraft technicians for their commitment to training.

In 2020, our guests were acutely focused on the risk of potential contagion throughout their journey. In response, we partnered with health and safety experts to build our Next-Level Care initiative. In doing so, we have added nearly 100 measures through all stages of travel aimed at educating and helping our guests and employees to stay safe and to build confidence in flying. For our efforts, we received diamond level certification from the Airline Passenger Experience Association in 2020 for the health and safety standards we implemented.

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

Domestic airline capacity is dominated by four large carriers, representing 79% of total seats. One of our advantages is that we offer low fares and a premium value product and experience. However, given the large concentration of industry capacity, some carriers in our markets may discount their fares substantially to develop or increase market share. Fares that are substantially below our cost to operate can be harmful if sustained over a long period of time. We will defend our position in our core markets and, if necessary, adjust capacity to better match supply with demand. Our strong financial position and low cost advantage have historically enabled us to offer competitive fares while still earning returns for our shareholders.

•Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance and guest amenities - including first class and other premium seating, quality of on-board products, aircraft type and comfort. In the fourth quarter of 2020, Alaska and Horizon were among the top in the industry for on-time performance.

All mainline aircraft in operating service have our refreshed interior configuration, which provides our guests with one consistent experience across the fleet. We also began installing next-generation Gogo inflight satellite-based Wi-Fi on our entire Boeing and Airbus fleets in 2018, which is now planned to be completed in early 2022.

Our employees are a critical element of our reputation. We have a highly engaged workforce that strives to provide genuine and caring service to our guests, both at the airport and onboard. We heavily emphasize our service standards with our employees through training and education programs and monetary incentives related to operational performance and guest satisfaction.

•Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We also compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we do not serve and allow our guests more opportunities to earn and redeem frequent flyer miles. Our Mileage Plan™ offers some of the most comprehensive benefits in the industry, allowing our members with the ability to earn and redeem miles on 17 partner carriers.

In 2020, we announced an expanded alliance with American, aimed at providing our West Coast guests with greater utility and international options, while providing American's international guests with increased connectivity options covered by the Alaska network. Coupled with the expanded alliance, we also accepted an invitation to join oneworld, with entrance expected on March 31, 2021. These new alliances allow our guests increased global network utility and benefits, along with increased opportunity to capture corporate sales when demand returns.

In addition to domestic or foreign airlines that we compete with on most of our routes, we compete with ground transportation in our short-haul markets. Our airlines also compete with technology, such as video conferencing and internet-based meeting tools. We expect that the advancement and increased utilization of these tools will eliminate the need for some business-related travel.

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•Direct to customer: Selling direct at alaskaair.com is less expensive than other channels. We believe direct sales through this channel are preferable from a branding and customer relationship standpoint because we can establish ongoing communication with the guest and tailor offers accordingly. As a result, we continue to take steps to drive more business to our website.

•Traditional and online travel agencies: Both traditional and online travel agencies typically use Global Distribution Systems (GDS) to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require us to use these agencies. Some of our competitors do not use this distribution channel, or rely on it to a lesser extent than we do, and, as a result, have lower ticket distribution costs.

•Reservation call centers: Our call centers are located in Phoenix, AZ, Seattle, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through the call centers.

Our sales by channel are as follows:

	2020	2019	2018	2017	2016(a)
Direct to customer	73%	65%	63%	62%	61%
Traditional agencies	12%	20%	22%	22%	23%
Online travel agencies	9%	11%	11%	11%	11%
Reservation call centers	6%	4%	4%	5%	5%
Total	100%	100%	100%	100%	100%
(a)Includes results for Virgin America for the period December 14, 2016 through December 31, 2016.

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. In typical years, our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel. This pattern was not followed in 2020 because of the COVID-19 pandemic, and 2021 may also experience abnormal trends as a result of the ongoing recovery. In a typical year, some of the impacts of seasonality are offset by travel from the West Coast to leisure destinations, like Hawai'i and Costa Rica, and expansion to leisure and business destinations in the mid-continental and eastern U.S.

Seasonality and operational fluctuations are not predictable in the current environment, and may permanently impact our typical experience of passenger loads post-pandemic. In a typical year, in addition to passenger loads, factors that could cause our quarterly operating results to vary include:

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

EMPLOYEES AND HUMAN CAPITAL

Our business is labor intensive. As of December 31, 2020, we employed 21,997 (16,643 at Alaska, 3,511 at Horizon, and 1,843 at McGee Air Services) active employees. Of those employees, 88% are full-time and 12% are part-time. Wages and benefits, including variable incentive pay, represented approximately 47% of our total non-fuel operating expenses in 2020 and 43% in 2019. Approximately 3,300 of our employees were on paid or unpaid leaves as of December 31, 2020 and are included in the totals above.

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements. Airlines with unionized work forces generally have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand.

LABOR ORGANIZATIONS

At December 31, 2020, labor unions represented 86% of Alaska’s, 51% of Horizon’s, and 87% of McGee Air Services' employees.

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

Alaska’s union contracts at December 31, 2020 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)(a)	Pilots	2,974	Amendable 3/31/2020
Association of Flight Attendants (AFA)	Flight attendants	5,730	Amendable 12/17/2021
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	644	Amendable 9/27/2024
IAM	Clerical, office and passenger service	3,971	Amendable 9/27/2024
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	855	Amendable 10/17/2023
Mexico Workers Association of Air Transport(b)	Mexico airport personnel	91	Amendable 9/29/2019
Transport Workers Union of America (TWU)	Dispatchers	85	Amendable 3/24/2021
(a)Negotiations with ALPA for an updated collective bargaining agreement are ongoing as of the date of this filing.
(b)As a result of amendments to Mexican labor laws, the Company has up to four years to make changes to the existing labor agreements. During that time, the existing contracts remain in place.

Horizon’s union contracts at December 31, 2020 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	793	Amendable 12/31/2024
AFA	Flight attendants	701	Amendable 4/30/2024
AMFA	Mechanics and related classifications	249	Amendable 12/15/2020
Unifor	Station personnel in Vancouver and Victoria, BC, Canada	40	Expires 2/13/2022
TWU	Dispatchers	25	Amendable 1/29/2026

McGee Air Services union contract at December 31, 2020 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	1,598	Amendable 7/19/2023

Given the ongoing impacts of the COVID-19 pandemic, which is expected to have lasting impacts on our business into 2021, we have taken action to adjust the size of our workforce. To limit the number of involuntary furloughs, we initiated early-out and voluntary leave programs, as well as offered incentive leaves for Alaska pilots and aircraft mechanics. Approximately 3,900 employees opted in to these programs, including over 600 employees that volunteered for early-out separation from Alaska and Horizon. In addition, we reduced our non-union management positions by approximately 300 positions. As a result of these actions, we were able to reduce the number of involuntary furloughs to approximately 400, the majority of which have returned to work by December 31, 2020.

DIVERSITY AND INCLUSION

At Alaska, we believe that every person deserves respect regardless of race, ethnicity, capability, age, gender or sexual orientation. We are committed to advancing equity in all forms, and have set specific measurable goals to deliver on our commitments to racial equity. In 2020 we joined several other corporate leaders in creating the Washington Employers for Racial Equity which will work to achieve parity in hiring, pay and promotion for Black employees, support Black-owned businesses, and invest a combined $2 billion over the next five years to support racial equity. We also recently published our 2025 diversity, equity and inclusion goals which will hold us accountable to our commitments to increase racial diversity, increase our employee engagement scores around inclusion related topics, and create career pathways for at least 175,000 young people by supporting programs that empower and enable opportunity through a lens of racial equity.

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its primary subsidiaries, Alaska Airlines, Inc. and Horizon Air Industries, who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley D. Tilden	Chairman and Chief Executive Officer of Alaska Air Group, Inc., Chairman and Chief Executive Officer of Alaska Airlines, Inc., Chairman of Horizon Air Industries, Inc.	60	1994

Shane R. Tackett	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	42	2011

Kyle B. Levine	Senior Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc., Alaska Airlines, Inc. and Horizon Air Industries, Inc., and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	49	2016

Benito Minicucci	President of Alaska Airlines, Inc.	54	2004

Joseph A. Sprague	President of Horizon Air Industries, Inc.	52	2019

Gary L. Beck	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	73	2018

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	51	2008

Andrea L. Schneider	Senior Vice President People of Alaska Airlines, Inc.	55	1998

Diana Birkett-Rakow	Vice President External Relations of Alaska Airlines, Inc.	43	2017

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994 and was named Vice President/Finance at Alaska Airlines in January 1999 and at Alaska Air Group in February 2000. He was elected Alaska Airlines Chief Financial Officer in February 2000, Executive Vice President/Finance and Chief Financial Officer of both companies in January 2002 and Executive Vice President/Finance and Planning of Alaska Airlines in April 2007. Mr. Tilden was named President of Alaska Airlines in December 2008 and, in May 2012, he was elected President and CEO of Alaska Air Group and Alaska Airlines and CEO of Horizon Air. He leads Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010 and became Chairman of the Board in January 2014. Mr. Tilden will retire effective March 31, 2021 and Mr. Minicucci will assume the role of Chief Executive Officer. Mr. Tilden will remain as Board Chair.

Mr. Tackett was elected Chief Financial Officer in March 2020 and is a member of Air Group’s Management Executive Committee. Mr. Tackett joined Alaska Airlines in 2000 and has served in a number of roles including Managing Director Financial Planning and Analysis (2008-2010), Vice President Labor Relations (2010-2015), Vice President Revenue Management (2016), Senior Vice President Revenue and E-commerce (2017-2018), and Executive Vice President Planning and Strategy (2018-2020).

Mr. Levine was elected Senior Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines in January 2020 and is a member of Air Group’s Management Executive Committee. Mr. Levine was previously Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines (January 2016 - January 2020). He was elected Corporate Secretary of Alaska Air Group and Alaska Airlines in August 2017 and of Horizon Air in January 2020. Mr. Levine joined Alaska Airlines in February 2006 as a Senior Attorney. He also served as Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011 and, subsequently, as Deputy General Counsel and Managing Director of Legal at Alaska Airlines from February 2011 to January 2016.

Mr. Minicucci was elected President of Alaska Airlines in May 2016. Prior to that he was Executive Vice President/Operations of Alaska Airlines from December 2008 to May 2016, and was Alaska’s Chief Operating Officer from December 2008 until November 2019. He was Chief Executive Officer of Virgin America Inc. from December 2016 to July 2018, when Virgin America was merged into Alaska. He is a member of Air Group’s Management Executive Committee, and was elected to the Alaska Air Group Board of Directors in May 2020. Mr. Minicucci will assume the role of Chief Executive Officer concurrent with Mr. Tilden's retirement on March 31, 2021.

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

Mr. Harrison was elected Executive Vice President and Chief Commercial Officer in August 2015. He is a member of Air Group's Management Executive Committee. Mr. Harrison joined Alaska Airlines in 2003 as the Managing Director of Internal Audit and was elected Vice President of Planning and Revenue Management in 2008. He was elected Senior Vice President of Planning and Revenue Management in 2014 and Executive Vice President and Chief Revenue Officer in February 2015.

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

ENVIRONMENTAL

We are also subject to various laws and government regulations concerning environmental matters, both domestically and internationally. Domestic regulations that have an impact to our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act, Resource Conservation and Recovery Act, Clean Water Act, Safe Drinking Water Act, the Comprehensive Environmental Response and Compensation Liability Act, the National Environmental Policy Act (including Environmental Justice), Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act. Many state and local environmental regulations exceed these federal regulations. In the future we expect there to be incremental legislation aimed at further reduction of greenhouse gas emissions, hazardous substances and additional focus on environmental justice.

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

The impacts of carbon dioxide emissions generated by the airline industry and the impact of those emissions on climate change have faced increased scrutiny. Further, we know that attention to climate issues and impact have grown amongst our employees and guests. We recognize that our operations have an impact on the environment, and are responsible for addressing those impacts through our own operations, as well as in partnership with governments, industry, manufacturers, employees and guests to enable new technology for the long-term.

The airline industry committed to carbon neutral growth starting in 2020. Through this commitment we have joined participation in the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), a global, market-based emissions offset program issued by the International Civil Aviation Organization to be carbon neutral for international growth. As a result of the COVID-19 pandemic, the growth baseline year was modified and set to 2019 during the initial phase. This does not have a direct impact on domestic flights, however the EPA finalized a rule in 2020 on aircraft emission standards which aligns with the international agreements. Additional commitments to decarbonize through the Paris Climate Accord and domestic carbon neutrality remain a potential impact to our industry.

Our commitment to sustainability is anchored by our efforts to reduce our carbon emissions from jet fuel. To mitigate emissions and keep with industry commitments towards reductions, we have taken a number of key actions, including transitioning to more fuel-efficient aircraft fleets, such as the Boeing 737 MAX, utilizing fuel-efficient winglets, and flying efficient flight paths. Alaska has joined with others at Seattle Tacoma International Airport and San Francisco International Airport to strengthen the pathway to commercially viable sustainable aviation fuel. Through an offtake agreement with Neste in San Francisco, Alaska has started to use sustainable aviation fuel on an ongoing basis to reduce the lifecycle carbon dioxide emissions of our flights and will help comply with CORSIA obligations. In 2020, we also strengthened our commitment to emissions reduction through a partnership with Microsoft. Alaska Airlines and Microsoft are partnering to use sustainable aviation fuel to reduce the climate change impact of Microsoft employee travel on the top routes their employees fly. In addition, Alaska and Horizon continue to utilize electric ground equipment at airports when we have the infrastructure to support it.

Overall, the total Alaska mainline greenhouse gas emissions intensity trend has improved significantly since 2009 with our goals to reduce emissions intensity. More broadly, we know that being responsible for our impact is a critical part of delivering value for all those who depend on us – employees, communities, guests, and owners – over the long term. To that end, we are focused on addressing the breadth of our most significant environmental impacts across emissions and waste, as well as important social impacts. Alaska leads the industry in inflight recycling and has reduced waste to landfill by over 60% per passenger over the past decade. In 2018, we were the first U.S. airline to remove plastic straws and stir sticks from our aircraft and in 2019, we launched a campaign called #FillBeforeYouFly to engage our employees and guests in reducing plastic waste. For more details on Alaska’s emission reductions programs as well as status on other key environmental initiatives, see Alaska’s annual Sustainability Reports and environmental performance metrics on our website,
www.flysustainably.com/reports. The information contained on our sustainability website is not a part of this annual report on Form 10-K.

Although we do not currently anticipate that specific environmental regulation will have a material effect on our financial condition, results of operations or cash flows, new regulations, related to our existing or past operations, or compliance issues could have the impact to harm our financial condition, results of operations or cash flows in future periods.

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

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus 320 family and Airbus 321neo jets and all associated revenues and costs

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan™ and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon and SkyWest. Financial results in this segment include actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon and SkyWest under the respective capacity purchased arrangement (CPA). Additionally, Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Alaska and on behalf of Horizon

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

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

COVID-19

The global pandemic caused by COVID-19, and related measures implemented to combat its spread has had, and is expected to continue to have, a material adverse effect on the Company’s operations, financial position and liquidity.

In late 2019, an outbreak of novel coronavirus and its resulting disease (COVID-19) was detected in Wuhan, China. Since that time, COVID-19 has spread rapidly throughout the globe, including within the United States, where millions of cases have been positively diagnosed to date. In March 2020, the President of the United States declared a national emergency in response to the rapid spread, and all markets we serve implemented some measure of travel restriction or stay-at-home order. These orders, combined with a wariness among the public of travel by aircraft due to perceived risk of infection, resulted in an unprecedented decline in business and leisure travel. Cancellations of conventions and conferences, sporting events, concerts and other similar events, as well as the closure of popular tourist destinations, contributed to this decline. This reduction in demand had a material adverse impact on our revenues and results of operations. As there is uncertainty of when these restrictions will be lifted or when demand may return, we expect to continue to see negative impacts from the COVID-19 pandemic on our business. Our operations could be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 stay-at-home health orders or similar restrictions. Measures restricting the ability of our airport or inflight employees to come to work may cause further deterioration in our service or operations, all of which could negatively affect our business. Additionally, the availability of COVID-19 vaccines and the timing of inoculation in each state we serve will impact the willingness of the public to travel and our ability to recover from the impacts of the pandemic.

In response to the pandemic, we implemented, and continue to refine and adjust, a comprehensive strategy to mitigate the impacts on our business. This strategy may itself have negative impacts on our business and operations. One such action is the elimination of change fees for first and main cabin fares and the ability to rebook travel for an extended period beyond standard rebooking terms. The loss of change fee revenue, combined with ongoing significant ticket cancellation activity, has adversely impacted our revenues and liquidity.

We have also implemented significant cash preservation and cost reduction strategies in response to the impacts of COVID-19. These strategies include, but are not limited to, capital expenditure reductions, solicitation of voluntary short- and long-term leaves of absence and renegotiation of contractual terms and conditions with vendors. These measures, while helpful in slowing the rate at which we utilize our cash, are not expected to fully offset the loss of cash as a result of decreased ticket sales. Further, should we not be able to recall and provide training to those accepting long-term leaves of absence to provide staffing to match our expectations of capacity, we may not be able to capitalize on the return of demand. This may have a negative impact on our financial results.

At this time, we are unable to predict what impact the pandemic will have on future customer behavior. Future business travel may be impacted by widespread use of video conferencing or the reduction of business travel budgets. Travelers may also be more reluctant in general to travel, and the Company may need to expend significant resources to educate and demonstrate that air travel does not pose a health risk. In addition, the Company has incurred, and will continue to incur COVID-19 related costs for enhanced aircraft cleaning and additional procedures to limit transmission among employees and guests. Although these procedures are elective, the industry may be subject to mandated cleaning and safety measures in the future, which may be costly and take a significant amount of time to implement. Additionally, the availability of COVID-19 vaccines and the timing of inoculation in each state we serve will impact the willingness of the public to travel. These contingencies, individually and in the aggregate, could have a material adverse impact on our business.

We have accepted certain conditions by accepting funding under the Payroll Support Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

The CARES Act was signed into law on March 27, 2020, providing U.S. airlines and related businesses the ability to access liquidity in the form of grants, loans, loan guarantees and other investments by the U.S. government.

In 2020, the Company, Alaska, Horizon, and McGee entered agreements with the United States Department of the Treasury (Treasury) to secure approximately $1.1 billion of funding under the CARES Act Payroll Support Program (PSP), of which $290 million is in the form of an unsecured senior term loan payable over ten years. On January 15, 2021, Alaska and Horizon finalized agreements with the Treasury and accepted partial disbursement of funds through an extended round of PSP funding, made available under the Consolidated Appropriations Act, 2021. PSP proceeds must be used exclusively for employee payroll and benefits expenses in accordance with the terms and conditions of the PSP agreements and the applicable provisions of the CARES Act.

Also in 2020, the Company and its airline subsidiaries entered agreements with the Treasury to obtain access to term loans of approximately $1.9 billion under the CARES Act loan program. Funds drawn under the loan program must be secured with assets owned by Alaska or Horizon.

To date, the Company has drawn $135 million from the loan facility, and may, at its option, borrow additional amounts in up to two subsequent borrowings until May 28, 2021. All proceeds must be used for general corporate purposes and operating expenses in accordance with the terms and conditions of the loan agreements and the applicable provisions of the CARES Act. All borrowings are pre-payable in whole or in part and are ultimately due and payable on September 26, 2025 (or March 28, 2025 with respect to the portion of the loan, if any, secured with certain loyalty program assets).

In addition to repayment commitments, we are subject to the following conditions under our CARES Act PSP and loan agreements:

•Alaska, Horizon and McGee have to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits for non-officer employees through March 31, 2021;

•Alaska and Horizon may have to maintain DOT-prescribed levels of air service to markets they served as of March 1, 2020, through March 1, 2022;

•The Company may not repurchase its common stock or pay dividends on its common stock until the later of March 31, 2022, or one year after secured loan funds are repaid;

•The Company must meet minimum liquidity and collateral coverage ratio requirements until the secured loan funds are repaid;

•Compensation and severance payments for officers and employees who earned more than $425,000 in total compensation in 2019 will be subject to maximum limitations through the later of October 1, 2022, or one year after secured loan funds are repaid; and

•The Company must maintain certain internal controls and records, and provide any additional reporting required by the U.S. government, relating to PSP and loan funding.

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

We announced plans to replace many of our Airbus aircraft with Boeing 737 MAX aircraft, and in January 2021 we took delivery of our first MAX aircraft, which is expected to enter revenue service in March 2021. Although the grounding of the aircraft was lifted in late 2020 following an extensive recertification process, there is potential the traveling public may not trust the aircraft for safe operation. As a result, we may be required to expend significant resources in restoring guest confidence on the safe operation of the 737 MAX aircraft. Failure to address guest confidence may negatively harm our business, growth plans and results of operations.

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

•contagious illness and fear of contagion;

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

•international or domestic conflicts or terrorist activity; and

•other changes in business conditions.

Due to the concentration of our flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions than other carriers. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that require substantial compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to maintenance of aircraft, operation of airlines and broadening of consumer protections. As a result of the COVID-19 pandemic, we expect further regulation of on-board health and hygiene matters.

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state and local levels. These initiatives include increasingly stringent laws to protect the environment, minimum wage requirements, mandatory paid sick or family leave, and health care mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. New initiatives with employer-funded costs, specifically those impacting Washington State, could disproportionately increase our cost structure as compared to our competitors. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in California. Application of these laws may result in operational disruption, increased litigation risk, and impact on negotiated labor agreements. Additionally, compliance with existing and future regulation around environmental laws, including those involving aircraft emissions and environmental investigation and remediation costs, could require significant expenditures or result in significant fines or penalties.

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

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers and ultra low-cost carriers has increased significantly and is expected to continue to increase. Airlines also compete for market share by increasing or decreasing their capacity, route systems, and the number of markets served. Several of our competitors have increased their capacity in markets we serve, particularly in our key West Coast markets. This dynamic may be exacerbated by actions from airlines as we compete to attract passengers during the recovery from the COVID-19 pandemic. The resulting increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition, or liquidity.

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

Our strategy includes being the premier carrier for people living on the West Coast. This results in a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle, Portland, and Bay Area hubs. In 2020, passengers to and from Seattle, Portland, and the Bay Area accounted for 84% of our total guests.

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

Alaska is dependent on Boeing and Airbus as its sole suppliers for aircraft and many aircraft parts. Horizon is similarly dependent on De Havilland and Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are more vulnerable to issues associated with the supply of those aircraft and parts including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA. Should we be unable to resolve known issues with certain of our aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, if COVID-19 causes our limited vendors to have performance problems, reduced or ceased operations, bankruptcies, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.
Should these suppliers be unable to manufacture or deliver new aircraft, we may not be able to grow our fleet at our intended rate, which could impact our financial position. Following the recertification of the 737 MAX aircraft, Boeing has a significant production backlog which may impact the timing of deliveries. We have 32 737-9 MAX aircraft on order, with 13 aircraft deliveries currently anticipated in 2021. If we are unable to receive these aircraft and future aircraft in a timely manner, our growth plans could be significantly impacted. Additionally, further consolidation amongst aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in an inability to operate our aircraft or instability in the foreign countries in which the aircraft and its parts are manufactured.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including the West Coast International Alliance (WCIA) with American, which was announced in 2020. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan™ program can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our loyalty program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan™ program, which we believe is a source of competitive advantage.

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

Our impending entry into the oneworld global alliance is expected to provide us with many benefits, including the ability to seamlessly connect our guests to more points around the globe, as well as better serve corporate partners. Entry into the alliance may cause us to lose existing codeshare agreements with partners who are not oneworld members, and could limit options to bring non-oneworld carrier partners into our Mileage PlanTM program. Further, maintaining the WCIA with another U.S. airline may expose us to additional regulatory scrutiny. Failure to appropriately manage these partnerships and alliances could negatively impact future growth plans and our financial position.

Economic uncertainty, or another recession, would likely impact demand for our product and could harm our financial condition and results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are also highly dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorter distance travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as video conferencing or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor and other costs. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

INFORMATION TECHNOLOGY
We rely heavily on automated systems to operate our business, and a failure to invest in new technology or a disruption of our current systems or their operators could harm our business.
We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, mobile devices, and other systems. Substantially all of our tickets are issued to our guests as electronic tickets, and the majority of our guests check-in using our website, airport kiosks, or our mobile application. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, we must continue to invest in new technology to ensure that our website, reservation system and check-in systems are able to accommodate a high volume of traffic, maintain information security and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our guests to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch and other operational needs. Disruptions, failed migration, untimely recovery, or a breach of these systems or our data center could result in the loss of important data, an increase of our expenses, an impact on our operational performance, or a possible temporary cessation of our operations.

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

Cyber security threats have and will continue to impact our business. Failure to appropriately mitigate these risks could negatively impact our operations, onboard safety, reputation and financial condition.

Our sensitive information is securely transmitted over public and private networks.  Our systems are subject to increasing and evolving cyber security risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies and education may not be enough to prevent all unauthorized access. A compromise of our systems, the security of our infrastructure or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation. A cybersecurity attack impacting our onboard or other operational systems may result in an accident or incident onboard or significant operational disruptions, which could adversely affect our reputation, operation and financial position. Further, a significant portion of our office employees have transitioned to remote work, which could increase our potential exposure to cyberattacks, and could compromise our financial or operational systems.

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

We have a significant amount of debt and fixed obligations, and have incurred substantial incremental debt in response to the COVID-19 pandemic. These obligations could lead to liquidity restraints and have a material adverse effect on our financial position.

We carry, and will continue to carry for the foreseeable future, a substantial amount of debt and aircraft operating lease commitments. In response to the COVID-19 pandemic, we have incurred and may continue to seek new financing sources to fund our operations while demand remains at an unprecedented low level and for the unknown duration of any economic recovery period. Although we aim to keep our leverage low, due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues would result in a disproportionately greater decrease in earnings.

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

As of December 31, 2020, the average age of our NextGen aircraft (B737-700, -800, -900, -900ERs) was approximately 9.9 years, the average age of our operating A320 and A321neo aircraft was approximately 7.2 years, the average age of our owned E175 aircraft was approximately 2.6 years, and the average age of our Q400 aircraft was approximately 12.7 years. Typically, our newer aircraft require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations. In addition, expenses for aircraft coming off lease could result in unplanned maintenance expense as we are required to return leased planes in a contractually specified condition.

The application of the acquisition method of accounting resulted in us recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect our financial results.

In accordance with acquisition accounting rules, we recorded goodwill on our consolidated balance sheet to the extent the Virgin America acquisition purchase price exceeded the net fair value of Virgin America’s tangible and identifiable intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. We could record impairment charges in our results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows, uncertain economic environment and other uncertainties. We can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially affect our financial results.

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

We operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our guests or employees, or failure to adhere to COVID-19 related health and safety protocols, can spread rapidly through social media. Should the Company not respond in a timely and appropriate manner to address negative publicity, the Company's brand and reputation may be significantly harmed. Such harm could have a negative impact on our financial results.

LABOR RELATIONS AND LABOR STRATEGY

A significant increase in labor costs, unsuccessful attempts to strengthen our relationships with union employees or loss of key personnel could adversely affect our business and results of operations.

Labor costs remain a significant component of our total expenses. In addition to costs associated with represented employee groups, labor costs could also increase for non-unionized employees and via vendor agreements as we work to compete for highly skilled and qualified employees against the major U.S. airlines and other businesses in a thriving job market. Although ample efforts have been dedicated to right-sizing our management structure following the merger with Virgin America, these increased labor costs may adversely affect our financial performance.

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

Our success is also dependent on cultivating and maintaining a unified culture with cohesive values and goals. Much of our continued success is tied to our guest loyalty. Failure to maintain and grow the Alaska culture could strain our ability to maintain relationships with guests, suppliers, employees and other constituencies. As part of this process, we may continue to incur substantial costs for employee programs.

REGULATION

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, or as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our certificate of incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to our company than to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2020:

Aircraft Type (a)	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters	—	3	—	3	19.9
B737 NextGen	124-178	153	10	163	9.9
A320	149	—	21	21	9.3
A321neo	185	—	10	10	2.7
Total Mainline Fleet		156	41	197	9.6
Q400	76	25	7	32	12.7
E175	76	30	32	62	3.3
Total Regional Fleet		55	39	94	6.5
Total		211	80	291	8.6
(a) The table above does not include 10 leased A319, 30 leased A320 and 2 owned Q400 non-operating aircraft.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft. “Liquidity and Capital Resources" provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities. Note 7 to the Consolidated Financial Statements provides more information regarding leased aircraft as capitalized on our Consolidated Balance Sheets.

Alaska’s leased B737 aircraft have lease expiration dates between 2022 and 2028. Alaska’s leased A319 and A320 aircraft have lease expiration dates between 2021 and 2025; and A321neo aircraft have lease expiration dates between 2029 and 2031, including those aircraft that have been permanently removed from our operating fleet, but have not been returned to lessors. Horizon’s leased Q400 aircraft have lease expiration dates between 2022 and 2023. The leased E175 aircraft support our capacity purchase agreement with SkyWest, which extends through 2030. Alaska has the option to extend some of the leases for additional periods.

GROUND FACILITIES AND SERVICES

In various cities in the state of Alaska, we own terminal buildings and two multi-bay hangars. We also own several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac). These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and data center, and various other commercial office buildings. Additionally, in 2020, we opened our newest corporate office building in Sea-Tac, The Hub.

At the majority of the airports we serve, we lease ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Portland, OR; Quincy, WA; and Spokane, WA, line maintenance stations in Boise, ID; San Jose, CA; Redmond, OR; Seattle, WA; Kent, WA; and Spokane, WA, and call center facilities in Phoenix, AZ and Boise, ID, and a multi-bay hangar in Portland, OR.

ITEM 3. LEGAL PROCEEDINGS

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. In February 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines. In February 2021, an appellate court reversed portions of the lower court decision and significantly reduced the judgment. The determination of total judgment has not been completed as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $78 million. The Company has recorded an estimate of the loss within this range in the financial statements for the period ending December 31, 2020 as a recognized subsequent event.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2020, there were 133,567,534 shares of common stock of Alaska Air Group, Inc. issued, 124,217,590 shares outstanding, and 2,437 shareholders of record. In 2020, we paid a quarterly dividend of $0.375 per share in March. As a condition for accepting funds under the Coronavirus Aid Relief and Economic Security (CARES) Act, the Company cannot repurchase common stock or pay dividends until March 31, 2022, or one year after repayment of secured loan proceeds. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

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

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2015 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2015.

Comparison of 5 year Cumulative Total Return
Index Value
200
175
150
125
100
75
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Alaska Air Group
Dow Jones US Airlines
S&P 500

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•Year in Review—highlights from 2020 outlining some of the major events that happened during the year and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the most recent two years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section also includes forward-looking statements regarding our view of 2021.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments and off-balance sheet arrangements.

•Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

This section of the Form 10-K covers discussion of 2020 and 2019 results, and comparisons between those years. Discussion of 2018 results and comparisons between 2019 and 2018 have been removed from this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

YEAR IN REVIEW

COVID-19 impact and response

The public health and economic crises resulting from the outbreak of COVID-19 has had and continues to have an unprecedented impact on our business. The adverse impacts from the crises have been material to our business, operating results, and financial condition. The cancellation of large public events, suspension of business travel, closure of popular tourist destinations and implementation of stay-at-home orders throughout the country that began in March 2020 drove demand for air travel to historic lows. Passenger enplanements were lowest in April 2020, and experienced a slow and volatile recovery pattern through the end of the year.

In response to the crises at hand, we took immediate action to reinforce the health and safety standards for our guests. Through our Next-Level Care initiative, we emphasized nearly 100 measures aimed at creating layers of safety aimed and a safe and healthy environment at all stages of travel.

We also moved quickly to reduce flying and associated costs. Compared to the same quarters in the prior year, our flown capacity was down 75% in Q2, down 55% in Q3 and down 42% in Q4, resulting in full year capacity that was 44% below 2019 levels. By reducing flying, we were able to reduce variable costs, which we supplemented with efforts to minimize discretionary and non-essential spend. Our efforts included officer pay reductions, including 100% pay reductions for both the CEO and Alaska President, suspending or cancellation of pay increases for all employees, reducing management hours and offering voluntary leave programs. We also solicited early-outs and provided incentive leaves for certain workgroups, which reduced our need to furlough employees. In October, we did furlough approximately 400 flight attendants, the majority of whom have returned to work, and reduced management positions by approximately 300. As a result, our non-fuel operating expenses, excluding the Payroll Support Program grant wage offset and special items, declined 22% for the year.

To further curb cash outflows, we suspended our cash dividend and share repurchase program, and cut capital expenditures to $206 million for the year.

In addition to these efforts, we also sought to fortify our liquidity position. We accessed over $5 billion in new capital, including approximately $1.2 billion raised in the capital markets through the issuance of EETCs, approximately $600 million in bank financing, approximately $280 million from the sale of 10 Airbus aircraft, approximately $1.1 billion received under the CARES Act Payroll Support Program and approximately $1.9 billion made available under the CARES Act Loan Program.

Remarkably, we ended the year with adjusted net debt of $1.7 billion, essentially flat to 2019 levels despite a decline in total operating revenues of $5.2 billion in 2020. We were able to keep this metric flat to prior year as a result of our immediate actions taken to reduce cash spend, through the reduction of operating expenses and discretionary spend. These actions, coupled with $753 million in Payroll Support Program grants enabled us to preserve our balance sheet strength, which was a significant achievement in such a challenging year. This strength positions us well to seize opportunities in the recovery expected ahead.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Recovery and 2021 Outlook

The timing and rate of recovery remains difficult to predict. The slow and, at times, volatile return of demand that we experienced in 2020 is likely to continue into 2021. We are cautiously optimistic that there will be a step change in demand once the vaccine has been broadly distributed, and state and local authorities begin to relax restrictions. Leisure travel has led in the recovery thus far, and we believe it will continue to do so. Business travel has remained more severely depressed, and we believe it will be slower to recover in 2021. This is in part due to the expectation that businesses will be addressing duty of care concerns, plans for reopening corporate offices, and potential resizing corporate travel budgets. Our focus is on preparing our company and operation to rebuild capacity to levels that meet demand as it returns.

We believe low-costs are critical to our success, and returning to pre-pandemic CASMex levels is a priority, even if we remain a smaller business for some time. In the first quarter of 2021, we expect to incur unit costs that are approximately 20% over 2019 levels, and expect sequential improvement in the quarters beyond with a goal of reaching 2019 unit costs as we move into 2022. Although there is still significant work to be done to achieve these goals, we believe that our employees are up to the challenge.

Our outlook, and the guidance provided, will be directly impacted by health trends, the vaccine roll-out, and regulations and restrictions imposed by state, local and federal authorities. Our plans for 2021 will be responsive to emerging information from all of these areas, and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. The work we have done in 2020 to keep our balance sheet strong provides a strong foundation for taking advantage of the recovery ahead, whatever course it may take. Our people are focused on keeping our costs low, running a great operation, and welcoming guests back to travel with Next-Level Care to ensure they are safe and comfortable when they fly. These competitive advantages we have cultivated over many years will continue to serve us well in 2021 and beyond, and we are confident that we are prepared to meet the challenges ahead and that we will emerge from the pandemic a stronger and more resilient airline.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•By excluding fuel expense and certain special items (including the payroll support program wage offset, impairment and restructuring charges and merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction initiatives emerging from the COVID-19 pandemic. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain special items, such as the payroll support program wage offset, impairment and restructuring charges and merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

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

2020 COMPARED WITH 2019

Our consolidated net loss for 2020 was $1.3 billion, or $10.72 per diluted share, compared to net income of $769 million, or $6.19 per diluted share, in 2019.

Excluding the impact of the payroll support program grant wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted consolidated net loss for 2020 was $1.3 billion, or $10.17 per diluted share, compared to an adjusted consolidated net income of $798 million, or $6.42 per share, in 2019. The following table reconciles our adjusted net income and earnings per diluted share (EPS) during the full year 2020 and 2019 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2020		2019
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income (loss) and diluted EPS	$(1,324)	$(10.72)	$769	$6.19
Payroll support program grant wage offset	(782)	(6.33)	—	—
Mark-to-market fuel hedge adjustments	(8)	(0.06)	(6)	(0.05)
Special items - impairment charges and other	627	5.08	—	—
Special items - restructuring charges	220	1.78	—	—
Special items - merger-related costs	6	0.05	44	0.35
Special items - net non-operating	26	0.21	—	—
Income tax effect on special items and fuel hedge adjustments	(21)	(0.18)	(9)	(0.07)
Non-GAAP adjusted net income (loss) and diluted EPS	$(1,256)	$(10.17)	$798	$6.42

CASMex is reconciled to CASM below:

	Twelve Months Ended December 31,
	2020		2019		% Change
Consolidated:
Total CASM	14.39	¢	11.58	¢	24%
Less the following components:
Payroll support program grant wage offset	(2.11)		—		NM
Aircraft fuel, including hedging gains and losses	1.95		2.82		(31)%
Special items - impairment charges and other	1.69		—		NM
Special items - restructuring charges	0.59		—		NM
Special items - merger-related costs	0.02		0.06		(67)%
CASM, excluding fuel and special items	12.25	¢	8.70	¢	41%

Mainline:
Total CASM	13.66	¢	10.73	¢	27%
Less the following components:
Payroll support program grant wage offset	(2.17)		—		NM
Aircraft fuel, including hedging gains and losses	1.79		2.65		(32)%
Special items - impairment charges and other	1.80		—		NM
Special items - restructuring charges	0.65		—		NM
Special items - merger-related costs	0.02		0.08		(75)%
CASM, excluding fuel and special items	11.57	¢	8.00	¢	45%

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance.

	Twelve Months Ended December 31,
	2020	2019	Change	2018	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	17,927	46,733	(61.6)%	45,802	2.0%
RPMs (000,000) "traffic"	20,493	56,040	(63.4)%	54,673	2.5%
ASMs (000,000) "capacity"	37,114	66,654	(44.3)%	65,335	2.0%
Load factor	55.2%	84.1%	(28.9) pts	83.7%	0.4 pts
Yield	14.73¢	14.45¢	1.9%	13.96¢	3.5%
RASM	9.61¢	13.17¢	(27.0)%	12.65¢	4.2%
CASM excluding fuel and special items(b)	12.25¢	8.70¢	40.8%	8.50¢	2.3%
Economic fuel cost per gallon(b)	$1.58	$2.19	(27.9)%	$2.28	(3.9)%
Fuel gallons (000,000)	461	862	(46.5)%	839	2.7%
ASM's per gallon	80.5	77.3	4.1%	77.9	(0.8)%
Average number of full-time equivalent employees (FTEs)	17,596	22,126	(20.5)%	21,641	2.2%
Employee productivity (PAX/FTEs/months)	84.9	176.0	(51.8)%	176.4	(0.2)%
Mainline Operating Statistics:
Revenue passengers (000)	12,280	35,530	(65.4)%	35,603	(0.2)%
RPMs (000,000) "traffic"	17,438	50,413	(65.4)%	49,781	1.3%
ASMs (000,000) "capacity"	31,387	59,711	(47.4)%	59,187	0.9%
Load factor	55.6%	84.4%	(28.8) pts	84.1%	0.3 pts
Yield	13.48¢	13.39¢	0.7%	13.01¢	2.9%
RASM	9.01¢	12.36¢	(27.1)%	11.93¢	3.6%
CASM excluding fuel and special items(b)	11.57¢	8.00¢	44.6%	7.73¢	3.5%
Economic fuel cost per gallon(b)	$1.59	$2.17	(26.7)%	$2.27	(4.4)%
Fuel gallons (000,000)	358	731	(51.0)%	727	0.6%
ASM's per gallon	87.7	81.7	7.3%	81.4	0.4%
Average number of FTEs	13,214	16,642	(20.6)%	16,353	1.8%
Aircraft utilization	8.3	10.9	(23.9)%	11.2	(2.7)%
Average aircraft stage length	1,272	1,299	(2.1)%	1,298	0.1%
Mainline operating fleet at period-end(d)	197 a/c	237 a/c	(40) a/c	233 a/c	4 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	5,647	11,203	(49.6)%	10,199	9.8%
RPMs (000,000) "traffic"	3,055	5,627	(45.7)%	4,892	15.0%
ASMs (000,000) "capacity"	5,727	6,943	(17.5)%	6,148	12.9%
Load factor	53.3%	81.0%	(27.7) pts	79.6%	1.4 pts
Yield	21.90¢	23.90¢	(8.4)%	23.66¢	1.0%
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes 40 Airbus aircraft permanently parked during 2020.

OPERATING REVENUES

Total operating revenues decreased $5.2 billion, or 59%, during 2020 compared to the same period in 2019. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2020	2019	% Change
Passenger revenue	$3,019	$8,095	(63)%
Mileage Plan other revenue	374	465	(20)%
Cargo and other	173	221	(22)%
Total operating revenues	$3,566	$8,781	(59)%

Passenger Revenue

On a consolidated basis, passenger revenue for 2020 decreased by $5.1 billion, or 63%, on a 44% decrease in capacity, and a 29 point decrease in load factor. Decreased revenue year-over-year is primarily due to the significant loss of demand due to the COVID-19 pandemic. Beginning in March 2020, load factors were severely depressed, and in response we reduced our capacity, which remained well below 2019 levels through the end of 2020. Although we saw modest recovery during summer months and over the holiday periods, primarily led by leisure travelers, resurgence of cases throughout the United States coupled with restrictions imposed by state and local governments stalled further improvements.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue decreased $91 million, or 20%, as compared to 2019, largely due to a reduction in purchased miles and decreased commissions received from our affinity card partner, and an overall reduction in consumer spending.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue decreased $48 million, or 22%, from 2019. The decrease is primarily driven by reduced belly cargo activity as a result of schedule reductions for passenger aircraft, as well as capacity limitations on our freighters that resulted from an issue with the barrier walls in the aircraft that was identified in 2020. The barrier walls will eventually be replaced, but the freighters can be operated at reduced capacity until the replacement occurs. These reductions were offset by new cargo routes announced in Alaska, as well as an increase in online shopping activity, leading to increased overall cargo volumes.

We expect that our cargo revenues will increase in 2021 as compared to 2020, as all three freighters return to full capacity and as cargo capacity on passenger aircraft increases.

OPERATING EXPENSES

Total operating expenses decreased $2.4 billion, or 31%, compared to 2019. We consider it useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2020	2019	% Change
Fuel expense	$723	$1,878	(62)%
Non-fuel expenses	4,547	5,796	(22)%
Payroll support program grant wage offset	(782)	—	NM
Special items - merger-related costs	6	44	(86)%
Special items - impairment charges and other	627	—	NM
Special items - restructuring charges	220	—	NM
Total Operating Expenses	$5,341	$7,718	(31)%

Significant operating expense variances from 2019 are more fully described below.

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

Aircraft fuel expense decreased $1.2 billion, or 62%, compared to 2019. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2020		2019
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$713	$1.54	$1,868	$2.17
(Gain)/loss on settled hedges	18	0.04	16	0.02
Consolidated economic fuel expense	$731	$1.58	$1,884	$2.19
Mark-to-market fuel hedge adjustments	(8)	(0.01)	(6)	(0.01)
GAAP fuel expense	$723	$1.57	$1,878	$2.18
Fuel gallons	461		862

Raw fuel expense per gallon decreased 29% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as the refining costs associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2020 was driven by a 26% decrease in crude oil prices and a 57% decrease in refining margins, as compared to the prior year. Fuel gallons consumed decreased by 401 million, or 47%, consistent with the decrease in capacity of 44%, and a 42% decrease in block hours.

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

Losses recognized for hedges that settled during the year were $18 million in 2020, compared to losses of $16 million in 2019. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

As of the date of this filing, we expect our economic fuel price per gallon to decrease approximately 10% in the first quarter of 2021, as compared to the first quarter of 2020 for similar reasons as noted above. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Wages and Benefits

Wages and benefits decreased during 2020 by $317 million, or 13%, compared to 2019, excluding the impact of the Payroll support program grant wage offset. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2020	2019	% Change
Wages	$1,490	$1,760	(15)%
Pension - Defined benefit plans	46	42	10%
Defined contribution plans	126	132	(5)%
Medical and other benefits	288	311	(7)%
Payroll taxes	103	125	(18)%
Total wages and benefits	$2,053	$2,370	(13)%

Wages and payroll taxes decreased by a combined $292 million on a 21% decrease in FTEs. Decreased wages are primarily due to voluntary leaves of absence taken by thousands of our employees throughout 2020, voluntary early-outs accepted by 600 employees, and a reduction in executive pay and hours for management employees.

Medical and other benefits expense decreased $23 million, or 7%, partially due to an overall reduction in FTEs, coupled with reduced usage of medical benefits as compared to the prior year. Decreases were offset by increased medical rates in 2020.

We expect wages and benefits expense to be higher in 2021 compared to 2020 given our expected growth in overall FTEs needed to support our expected capacity growth. Our guidance does not include the impacts of any future agreements we may reach in 2021, most notably with our mainline pilots whose contract became amendable in April 2020.

Variable Incentive Pay

Variable incentive pay expense decreased to $130 million in 2020 from $163 million in 2019 on a decreased overall wage base coupled with reduced achievement of stated goals as compared to the prior year. The decrease was offset by achievement on a supplemental incentive pay plan approved in 2020, and increased achievement from our quarterly operational bonus program as compared to 2019.

Aircraft Maintenance

Aircraft maintenance costs decreased by $116 million compared to 2019, primarily due to a significant reduction in engine events and heavy checks, as well as reduced power-by-the-hour expense on reduced utilization of covered aircraft. Lower maintenance costs and activity is offset by penalties recorded for failure to meet certain contractual minimum obligations.

We expect aircraft maintenance expense to increase in 2021 as we return temporarily grounded aircraft to flying, which will result in increased heavy maintenance events and additional power-by-the-hour expense on covered aircraft.

Aircraft Rent

Aircraft rent expense decreased $32 million, or 10%, compared to 2019, primarily the result of full impairment taken on certain leased Airbus aircraft. The decrease was partially offset by the full year of expense for two leased A321neos added to the operating fleet in 2019.

We expect aircraft rent to be lower in 2021 given the permanent parking and impairment of 40 leased Airbus aircraft in 2020.

Landing Fees and Other Rentals

Landing fees and other rental expenses decreased $114 million, or 21%, compared to 2019, primarily driven by a 44% decrease in capacity on 38% fewer departures.

We expect landing fees and other rental expense to increase in 2021 as we bring capacity back to our network. We also expect rate increases at many airports we serve, specifically our hubs, as significant capital programs are underway and will be included in our lease rates.

Selling Expenses

Selling expenses decreased by $212 million, or 68%, compared to 2019 primarily driven by a significant reduction in distribution costs and credit card commissions due to lower sales. Reduced marketing spend and sponsorship costs due to the renegotiation of certain agreements with partners also contributed to the year-over-year decline.

We expect selling expense to increase in 2021, due primarily to higher sales as demand for air travel returns.

Depreciation and Amortization

Depreciation and amortization expenses decreased slightly as compared to 2019 due to the impairment in the first quarter of 2020 of our owned Q400 fleet, as well as the write-off of certain leasehold improvements.

We expect depreciation and amortization expense to increase in 2021, primarily due to depreciation taken on the 737 MAX aircraft scheduled for delivery in 2021.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, decreased $38 million, or 23%, in 2020 compared to 2019. The decrease is primarily due to a 23% decrease in capacity flown by SkyWest as compared to the prior year and reduced contractual rates incurred for a portion of 2020.

We expect third-party regional carrier expense to be higher in 2021 as regional capacity has largely rebounded to where it was prior to the pandemic.

Special Items - Impairment charges and other

We recorded impairment and other charges of $627 million in 2020. The charges were largely driven by our decision to permanently remove certain leased Airbus aircraft from operating service. For these aircraft, any remaining operating lease assets and related leasehold improvements, spare inventory and parts were expensed. Additionally, for these aircraft we recorded an accrual for total estimated lease return costs. Charges also include the write-down of the ten owned Airbus A320 aircraft and our Q400 fleet to their respective fair value, an accrued loss on a class action lawsuit judgment received subsequent to December 31, 2020, and the full write-off of gate assets at Dallas-Love Field, plus certain other immaterial items.

Special Items - Restructuring charges

We recorded restructuring charges of $220 million in 2020 relating to the reduction of our workforce through voluntary early retirement and temporary leaves, incentive leave programs, involuntary furloughs and reductions in force. Charges are primarily comprised of wages for those pilots and mechanics on incentive leave programs, ongoing medical benefit coverage, and lump-sum termination payments. The total charge for the program was revised in the fourth quarter to capture pilot recalls anticipated in 2021 as a result of increased capacity expectations in our network and a change in the mix of aircraft type. Additional changes to this charge could be necessary in the future if the pilot recall schedule changes again.

Special Items - Merger-Related Costs

We recorded $6 million of merger-related costs in 2020 associated with our ongoing integration of former Virgin America operations compared to $44 million in 2019. Costs incurred in 2020 are primarily comprised of certain technology integration costs. We do not expect to incur integration related charges in 2021.

Consolidated Non-operating Income (Expense)

During 2020, we recorded net non-operating expense, excluding special items, of $39 million, compared to $47 million in 2019. The decrease is primarily due to an increase in income generated by additional cash and marketable securities on hand and reduced expense from our defined-benefit pension plan. Improved non-operating expense was offset by increased interest expense on an increased outstanding debt balance.

We recorded special items in non-operating expense of $26 million in 2020 for pre-payment penalties and swap-break charges related to the early repayment of debt that was previously collateralized by the A320 aircraft which we sold in 2020.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 14 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline pretax loss was $1.4 billion in 2020 compared to pretax income of $993 million in 2019. The $2.4 billion shift to pretax loss was driven by a $4.6 billion decrease in Mainline operating revenue, offset by a $1.1 billion decrease in Mainline non-fuel operating expense and a $1 billion decrease in Mainline fuel expense.

As compared to the prior year, lower Mainline revenues are primarily attributable to a 65% decrease in traffic on a 47% reduction in capacity, driven by the significant reduction in demand as a result of the COVID-19 pandemic. Non-fuel operating expenses declined significantly on cost savings driven by reduced variable costs on lower capacity, as well as decreased wages and benefits expense from voluntary leaves of absence and a reduction in hours for management employees. Lower raw fuel prices, coupled with decreased consumption from the reduction in flying, drove the decrease in Mainline fuel expense.
Regional

Our Regional operations generated a pretax loss of $421 million in 2020 compared to a pretax profit of $2 million in 2019. The shift to pretax loss was primarily attributable to a $660 million decrease in operating revenues, partially offset by a $104 million decrease in non-fuel operating expense and a $133 million decrease in fuel costs. Decreased regional revenues is primarily the result of a 50% decrease in revenue passengers on an 18% decrease in capacity flown, stemming from the impacts of the COVID-19 pandemic.

Horizon

Horizon achieved a pretax profit of $41 million in 2020 compared to $38 million in 2019, primarily as a result of significant cost reduction efforts implemented in response to the COVID-19 pandemic. As Horizon records revenue based on total capacity sold to Alaska under the terms of the CPA, revenue was impacted to a lesser degree by the overall reduction in demand spurred by the pandemic.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take, action to reduce costs, increase liquidity and preserve the relative strength of our balance sheet. From the onset of the pandemic, we have taken the following key actions to enhance and preserve our liquidity:

•Obtained approximately $1.6 billion in Payroll Support Program funding to use towards payments of wages and benefits, including the extension finalized in January 2021;

•Executed an agreement with the U.S. Department of the Treasury to obtain up to $1.9 billion through the CARES Act loan program. The collateral pool for the agreement includes certain Mileage PlanTM assets and cash flow streams, 34 aircraft and 15 spare engines;

•Obtained $1.2 billion in financing through the issuance of EETC instruments, collateralized by 42 Boeing 737 aircraft and 19 Embraer E175 aircraft;

•Reached an agreement in principle to restructure our aircraft purchase agreement with Boeing, allowing for greater flexibility and lower cash outflows in 2021;

•Drew $400 million from existing credit facilities; and

•Suspended our share repurchase program and quarterly dividend indefinitely.

Although we have no plans to access equity markets, we believe our equity would be of high interest to investors. The liquidity raised from these financings, coupled with the availability of additional liquidity and our meaningful cost reductions have provided the Company with confidence in our ability to withstand the depressed demand and prepare for recovery. Because of our successful efforts to reduce spending and preserve cash, our adjusted net debt is nearly flat as compared to December 31, 2019.

As the business recovers and eventually returns to profitability, reducing outstanding debt and strengthening our balance sheet will be a high priority. Based on our expectations about the recovery ahead, we expect to incur cash flow from operations of $100 million to zero in the first quarter including funds received as part of the CARES Act Payroll Support Program. For the first half of the year we expect cash flows from operations to be positive.

We believe that our current cash and marketable securities balance, combined with available sources of liquidity, will be sufficient to fund our operations and meet our debt payment obligations, and to remain in compliance with the financial debt covenants in existing financing arrangements for the foreseeable future.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	December 31, 2020	December 31, 2019	Change
Cash and marketable securities	$3,346	$1,521	$1,825
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	94%	22%	72 pts
Long-term debt, net of current portion	$2,357	$1,264	$1,093
Shareholders’ equity	$2,988	$4,331	$(1,343)

Debt-to-capitalization, adjusted for operating leases

(in millions)	December 31, 2020	December 31, 2019	Change
Long-term debt, net of current portion	$2,357	$1,264	86%
Capitalized operating leases	1,558	1,708	(9)%
COVID-19 related borrowings(a)	734	—	NM
Adjusted debt	$4,649	$2,972
Shareholders' equity	2,988	4,331	(31)%
Total invested capital	7,637	7,303	5%

Debt-to-capitalization, including operating leases	61%	41%
(a) To best reflect our leverage at December 31, 2020, we included the short-term borrowings stemming from the COVID-19 pandemic which are classified as current liabilities in the consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent

(in millions)	December 31, 2020	December 31, 2019
Current portion of long-term debt	$1,138	$235
Current portion of operating lease liabilities	290	269
Long-term debt	2,357	1,264
Long-term operating lease liabilities, net of current portion	1,268	1,439
Total adjusted debt	5,053	3,207
Less: Cash and marketable securities	(3,346)	(1,521)
Adjusted net debt	$1,707	$1,686

(in millions)	Year-ended December 31, 2020	Year-ended December 31, 2019
GAAP Operating Income (Loss)	$(1,775)	$1,063
Adjusted for:
Payroll support program grant wage offset and special items	71	44
Mark-to-market fuel hedge adjustments	(8)	(6)
Depreciation and amortization	420	423
Aircraft rent	299	331
EBITDAR	$(993)	$1,855

Adjusted net debt to EBITDAR	(1.7x)	0.9x

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Used in Operating Activities

Net cash used in operating activities was $234 million in 2020 compared to net cash provided of $1.7 billion in 2019. Cash provided by ticket sales is the primary source of our operating cash flow. Our primary use of operating cash flow is operating expenses. Changes in demand that resulted from the pandemic and the changes we made to our operations in response had a dramatic impact on our operating cash flows in 2020 .

In 2020, revenues declined $5.2 billion versus prior year. Through reduced flying levels and removal of fixed costs, we reduced operating expenses by $2.4 billion versus prior year, which reflects the benefit of the $753 million cash grant we received under the Payroll Support Program. 2020 operating expenses included $627 million in special items that were largely non-cash during the period. This included impairment of property, plant and equipment, for which the cash outflow occurred in the past, and accruals that are associated with future cash out flows, such as the expected costs of lease returns and the impairment of leased aircraft.

In 2020, Air Traffic Liability (ATL) increased $173 million, which included approximately $1.3 billion in new ticket purchases, offset by approximately $500 million in tickets that existed in ATL at the end of 2019 which flew and were recognized in revenue in 2020, and approximately $600 million in cash refunds issued to guests. Although Air Traffic Liability was a source of working capital in 2020, as of December 31, 2020 it includes $569 million in eWallet credits that were issued to guests as a result of trip cancellations. These credits are expected to be redeemed by guests for travel in future periods and will represent a working capital headwind.

Also in 2020, we recognized a $516 million tax benefit associated with the net operating losses that were incurred during the period, which will be carried back to prior tax years or used in future tax years. These benefits are expected to result in operating cash inflows in future periods, but none were received in 2020.

Cash Used in Investing Activities

Cash used in investing activities was $593 million during 2020, compared to $791 million in 2019. Our capital expenditures were $206 million, or $490 million lower than in 2019, primarily driven by the elimination or postponement of capital expenditures and temporary cessation of predelivery deposits as a result of the COVID-19 pandemic. Our net purchases of marketable securities were $644 million in 2020, compared to net purchases of $136 million in 2019. Increased net purchases are primarily driven by additional cash on hand from borrowings and the PSP, which allowed the Company to invest additional funds.

Cash Provided by Financing Activities

Cash provided by financing activities was $2.0 billion during 2020, compared to cash used in financing activities of $813 million in 2019. During the year, we received funds from new secured debt financing of $2.6 billion, including $1.2 billion from the issuance of the EETCs, $290 million from the loan portion of the proceeds from the PSP, and $135 million drawn on the CARES Act secured term loan. These proceeds were partially offset by debt payments of $565 million, dividend payments of $45 million, and $31 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of December 31, 2020, Alaska had commitments to purchase 32 Boeing 737-9 MAX aircraft with deliveries in 2021 through 2023, and cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2026. At this time, we do not expect to take delivery of these 30 Airbus aircraft. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023. Alaska has options to acquire up to 37 additional 737 MAX aircraft and Horizon has options to acquire 30 E175 aircraft with deliveries from 2022 to 2024. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

In December 2020, Alaska announced an agreement in principle with Boeing to restructure the existing aircraft purchase agreement. Upon execution of the agreement, Alaska will have commitments to purchase an additional 23 737-9 MAX aircraft with deliveries between 2023 and 2024. The agreement in principle also provides for an incremental 15 options to purchase aircraft. These options, as well as the 37 available under the existing contractual agreement, are expected to be available for delivery between 2023 and 2026.

To best reflect our expectations of future fleet activity, we have included the firm deliveries from the Boeing agreement in principle in the table below, which summarizes our expected fleet count by year, as of February 26, 2021:

	Actual Fleet Count		Anticipated Fleet Activity(a)
Aircraft	Dec 31, 2019	Dec 31, 2020	2021 Changes	Dec 31, 2021	2022 Changes	Dec 31, 2022	2023 changes	Dec 31, 2023
B737 Freighters	3	3	—	3	—	3	—	3
B737-700	11	11	—	11	—	11	—	11
B737-800	61	61	—	61	—	61	—	61
B737-900	12	12	—	12	—	12	—	12
B737-900ER	79	79	—	79	—	79	—	79
B737-9 MAX	—	—	13	13	30	43	13	56
A319/A320(b)	61	21	—	21	(8)	13	(13)	—
A321 NEO	10	10	—	10	—	10	—	10
Total Mainline Fleet	237	197	13	210	22	232	—	232
Q400 operated by Horizon(c)	33	32	—	32	(1)	31	(6)	25
E175 operated by Horizon(c)	30	30		30	—	30	3	33
E175 operated by third party(c)	32	32	—	32	—	32	—	32
Total Regional Fleet	95	94	—	94	(1)	93	(3)	90
Total	332	291	13	304	21	325	(3)	322
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted yet.
(b)At December 31, 2019, Alaska had 10 operating A319 aircraft, all of which were removed from operating service in 2020.
(c)Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

Firm orders and option exercises beyond 2021 are expected to be financed primarily through long-term debt and operating cash flows.

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2021	60	$62	$2
Second Quarter 2021	80	$59	$2
Third Quarter 2021	70	$56	$2
Fourth Quarter 2021	50	$51	$3
Full Year 2021	260	$58	$2
First Quarter 2022	25	$53	$3
Second Quarter 2022	15	$54	$3
Full Year 2022	40	$53	$3

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2020. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	2021	2022	2023	2024	2025	Beyond	Total
Current and long-term debt obligations	$1,145	$371	$334	$240	$396	$1,042	$3,528
Aircraft lease commitments(a)	328	279	219	167	160	518	1,671
Facility lease commitments	10	9	9	8	6	87	129
Aircraft-related commitments(b)	185	1,325	672	194	16	13	2,405
Interest obligations(c)	111	81	68	58	50	103	471
Other obligations(d)	181	185	190	197	198	711	1,662
Total	$1,960	$2,250	$1,492	$864	$826	$2,474	$9,866

(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligations under existing terms.
(b)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2020.
(d)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

The table above includes changes to our existing purchase agreement with Boeing as outlined in the agreement in principle reached with Boeing in 2020. As of December 31, 2020, Alaska has approximately $550 million in pre-delivery deposits on hand with Boeing. The revised delivery timeline for our existing firm orders, in connection with the pre-delivery payment schedule we have agreed upon with Boeing, will reduce our 2021 capital commitments significantly from those outlined above. Additionally, in the event that the demand environment does not support the need for deliveries as scheduled, we can utilize slide rights under the agreement to defer as much as $300 million of these capital commitments from 2022 into later years.

Los Angeles International Airport (LAX) Construction

In May 2019, we executed an amended lease agreement with Los Angeles World Airports, which includes an agreement to renovate and upgrade the fuel system, jet bridges and concourse facilities at Terminal 6 of LAX. Project terms and pre-construction readiness was approved and finalized in 2020. We expect construction will be completed by early 2024. Under the terms of the agreement, we expect to have total reimbursable cash outlays for the project of approximately $230 million. To date, we have made total cash outlays of $24 million and have received reimbursement for $8.7 million of that total.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, for which there are no minimum required contributions given the funded status of the plans. The unfunded liability for our qualified defined-benefit pension plans was $446 million at December 31, 2020, compared to a $363 million unfunded position at December 31, 2019. This results in an 85% funded status on a projected benefit obligation basis compared to 86% funded as of December 31, 2019. There were no contributions to the plans in 2020.

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

In 2020, we received a net refund of tax payments of $2 million, and had an effective tax rate of 28.0%. We believe that we will have the liquidity available to make our future tax payments.

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
Mileage credits and the various other services we sell under our loyalty program represent performance obligations that are part of a multiple deliverable revenue arrangement. Accounting guidance requires that we use a relative standalone selling price model to allocate consideration received to the material performance obligations in these contracts. Our relative standalone selling price models are refreshed when contracts originate or are materially modified. We also update our model annually based on observed volumes.

At December 31, 2020, we had approximately 295 billion miles outstanding, resulting in an aggregate deferred revenue balance of $2.3 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.
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

2.The number of miles that will not be redeemed for travel (breakage):

We estimate how many miles will be used per award. For example, our members may redeem mileage credits for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan program™ and historical and future award redemption patterns.

We review significant Mileage Plan™ assumptions on an annual basis, or more frequently should circumstances indicate a need, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

IMPACT OF COVID-19 ON CRITICAL ACCOUNTING ESTIMATES

There is uncertainty about when the impacts of the COVID-19 pandemic and economic consequences may be resolved and when demand may return to pre-pandemic levels. As a result, we have experienced a greater degree of uncertainty than normal in making judgments and estimates relevant to critical accounting matters. Further, as the pandemic and related economic impact continues to develop, information may arise that could result in changes to or refinements of these estimates, which may have a meaningful impact on our financial position and results of operations in future periods. Specific discussion around areas of impact are described below.

Property and Equipment and Capitalized Operating Leases

Given the impact of the crisis, the projected cash flows used to make future fleet decisions and assess our assets for impairment are subject to greater uncertainty than normal. Assumptions that drive such projected cash flows include expectations of future demand, including total passenger revenues and volume-related costs, as well as future capacity requirements. If expectations for these assumptions were to deteriorate, estimated future cash flow projections could be negatively impacted and could result in further impairment of assets.

During the year ended December 31, 2020, we have assessed our property and equipment and capitalized operating leases for impairment, and have recorded $358 million in impairment charges, primarily related to certain leased aircraft being permanently removed from our operating fleet, as well as the write-down to fair value for certain owned aircraft. Refer to Note 2. to the Consolidated Financial Statements for discussion.

Leased Aircraft Return Costs

As a result of the removal of leased aircraft discussed above, the Company is required to record an estimate for future return costs for these leased aircraft. Given many of the permanently parked aircraft have more than a year before the contractual date of return, there is greater uncertainty around the estimated scope and cost of maintenance work that may be necessary for each aircraft to meet contractual return specifications. Unexpected events, new airworthiness directives or maintenance bulletins, or negotiations with lessors could result in material adjustments to our total accrued lease return costs.

During the year ended December 31, 2020, we recorded $209 million in lease return costs for aircraft that were permanently removed from the fleet in advance of their contracted lease return date. Refer to Note 2. to the Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest rate risk on our variable rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases and interest rate increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Aircraft Fuel

Currently, our fuel hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil component of jet fuel, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash paid for hedge premiums. We believe there is risk in not hedging against fuel price increases. We estimate that a hypothetical 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2020 would change the fair value of our crude oil hedge portfolio to approximately $7 million or $28 million.

Our portfolio value of fuel hedge contracts was $15 million at December 31, 2020 compared to a portfolio value of $11 million at December 31, 2019. We did not have any collateral held by counterparties on these agreements as of December 31, 2020.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 4 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable rate instruments, which have exposure to changes in interest rates. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable rate debt held during 2020 would have correspondingly changed our net earnings and cash flows associated with these items by less than $4 million. Our variable rate debt represents approximately 53% and 69% of our total long-term debt as of December 31, 2020 and December 31, 2019. Approximately $614 million of the Company's total variable rate notes payable were effectively fixed via interest rate swaps at December 31, 2020.

Our exposure to interest rate variability is further mitigated through our variable rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2020, interest income would increase by approximately $16 million.

Our variable rate instruments, including long-term debt, interest rate swaps, and credit facilities, all make reference to the London Interbank Offered Rate (LIBOR) as the interest rate benchmark. It is expected that after 2021, LIBOR will be discontinued as a reference rate. In the event of the discontinuance of LIBOR, we will need to transition our LIBOR-based contracts to a mutually agreed-upon alternate benchmark rate, which effectively places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of LIBOR. At this time, we do not anticipate that the discontinuance of LIBOR will materially impact our liquidity or financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 – Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Mileage Plan™ model
As discussed in Note 3 to the consolidated financial statements, the Company has a Mileage Plan™ loyalty program which provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. The Company utilizes a complex model to account for the Mileage Plan™ program, which involves numerous inputs and assumptions. Deferred revenues related to the Mileage Plan™ program were $2.3 billion as of December 31, 2020. Associated Mileage Plan™ revenues recognized from deferred revenue and recorded in passenger revenue were $346 million for the year ended December 31, 2020.

We identified the assessment of the Mileage Plan™ model as a critical audit matter. This was due to the high degree of auditor judgment required to assess that sufficient audit evidence was obtained over the model as well as the key inputs and assumptions used to develop the estimates of Mileage Plan™ revenue and deferred revenue due to the complex design of the model. Key inputs include miles credited and miles redeemed and key assumptions include estimated breakage and the standalone selling price of a mile.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Mileage Plan™ model. This included controls related to the integrity of the model as well as key inputs and key assumptions utilized in the model. We checked the accuracy of key calculations utilized in the Mileage Plan™ model. We tested the completeness and accuracy of information technology system data used to determine the miles credited and miles redeemed inputs. We inspected that the Company’s methodology to develop key assumptions was consistent with historical methods. We assessed the breakage rate assumption by comparing it to historical breakage and breakage rates used by others in the airline industry. We considered changes in the Mileage Plan™ program terms and customer behavior for potential changes in the breakage rate. We evaluated the fluctuation in the standalone selling price of a mile assumption by comparing it to changes in passenger ticket fares. We compared the standalone selling price of a mile assumption to other data points including miles sold on the Company’s website and the contractual rates that miles are sold to other airline and bank partners. We evaluated fluctuations in Mileage Plan™ balances in relation to program changes, economic conditions, and observed industry trends and events.

In addition, we evaluated the sufficiency of audit evidence obtained over the Mileage Plan™ model by assessing the results of procedures performed.

Evaluation of leased aircraft return costs for permanently parked aircraft
As discussed in Notes 1 and 2 to the consolidated financial statements, leased aircraft return costs for permanently parked aircraft were $209 million for the year ended December 31, 2020. The Company records return costs for leased aircraft when a determination is made that the aircraft is permanently parked and removed from operations. Return costs are based upon costs associated with required maintenance events that are necessary for each aircraft to meet contractual return specifications.

We identified the evaluation of leased aircraft return costs for permanently parked aircraft as a critical audit matter. There was a high degree of auditor judgment related to the evaluation of leased aircraft return costs for permanently parked aircraft due to the significant complexity associated with the determination of such costs and the extent of audit effort necessary.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s leased aircraft return costs process. This included controls related to the inputs into the determination of the cost for the required maintenance events at the lease return date. We read the contractual return specifications for a selection of lease agreements and assessed whether those return requirements were included in the Company’s determination of leased aircraft return costs. We evaluated the reasonableness of the underlying inputs used by management to determine whether a maintenance event would be required upon return by assessing the maintenance status of permanently parked aircraft and evidence of prior maintenance events. We assessed the reasonableness of required maintenance event costs by comparing them to the cost of historical maintenance events. We involved valuation professionals with specialized skills and knowledge to assist with comparing certain return costs determined by the Company to published original equipment manufacturer maintenance cost data.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Seattle, Washington
February 26, 2021

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,370	$221
Marketable securities	1,976	1,300
Total cash and marketable securities	3,346	1,521
Receivables - net	480	323
Inventories and supplies - net	57	72
Prepaid expenses and other current assets	123	121
Total Current Assets	4,006	2,037

Property and Equipment
Aircraft and other flight equipment	7,761	8,549
Other property and equipment	1,398	1,306
Deposits for future flight equipment	583	533
	9,742	10,388
Less accumulated depreciation and amortization	3,531	3,486
Total Property and Equipment - Net	6,211	6,902

Other Assets
Operating lease assets	1,400	1,711
Goodwill	1,943	1,943
Intangible assets - net	107	122
Other noncurrent assets	379	278
Total Other Assets	3,829	4,054

Total Assets	$14,046	$12,993

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$108	$146
Accrued wages, vacation and payroll taxes	527	470
Air traffic liability	1,073	900
Other accrued liabilities	424	431
Deferred revenue	733	750
Current portion of operating lease liabilities	290	269
Current portion of long-term debt	1,138	235
Total Current Liabilities	4,293	3,201

Long-Term Debt, Net of Current Portion	2,357	1,264

Other Liabilities and Credits
Long-term operating lease liabilities, net of current portion	1,268	1,439
Deferred income taxes	407	715
Deferred revenue	1,544	1,240
Obligation for pension and postretirement medical benefits	665	571
Other liabilities	524	232
Total Other Liabilities and Credits	4,408	4,197

Commitments and Contingencies (Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2020 - 133,567,534 shares; 2019 - 131,812,173 shares, Outstanding: 2020 - 124,217,590 shares; 2019 - 123,000,307 shares	1	1
Capital in excess of par value	391	305
Treasury stock (common), at cost: 2020 - 9,349,944 shares; 2019 - 8,811,866 shares	(674)	(643)
Accumulated other comprehensive loss	(494)	(465)
Retained earnings	3,764	5,133
	2,988	4,331
Total Liabilities and Shareholders' Equity	$14,046	$12,993

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2020	2019	2018
Operating Revenues
Passenger revenue	$3,019	$8,095	$7,631
Mileage Plan other revenue	374	465	434
Cargo and other	173	221	199
Total Operating Revenues	3,566	8,781	8,264

Operating Expenses
Wages and benefits	2,053	2,370	2,190
Payroll support program grant wage offset	(782)	—	—
Variable incentive pay	130	163	147
Aircraft fuel, including hedging gains and losses	723	1,878	1,936
Aircraft maintenance	321	437	435
Aircraft rent	299	331	315
Landing fees and other rentals	417	531	499
Contracted services	181	289	306
Selling expense	101	313	326
Depreciation and amortization	420	423	398
Food and beverage service	90	214	211
Third-party regional carrier expense	128	166	154
Other	407	559	572
Special items - merger-related costs	6	44	87
Special items - impairment charges and other	627	—	—
Special items - restructuring charges	220	—	—
Special items - other	—	—	45
Total Operating Expenses	5,341	7,718	7,621
Operating Income (Loss)	(1,775)	1,063	643

Non-operating Income (Expense)
Interest income	31	42	38
Interest expense	(98)	(78)	(91)
Interest capitalized	11	15	18
Special charges - net non-operating	(26)	—	—
Other - net	17	(26)	(23)
Total Non-operating Expense	(65)	(47)	(58)
Income (Loss) Before Income Tax	(1,840)	1,016	585
Income tax (benefit) expense	(516)	247	148
Net Income (Loss)	$(1,324)	$769	$437

Basic Earnings (Loss) Per Share	$(10.72)	$6.24	$3.55
Diluted Earnings (Loss) Per Share	$(10.72)	$6.19	$3.52
Shares used for computation:
Basic	123.450	123.279	123.230
Diluted	123.450	124.289	123.975

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2020	2019	2018

Net Income (Loss)	$(1,324)	$769	$437

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	33	31	(14)
Reclassification of (gains) losses into Other-net non-operating income (expense)	(14)	(5)	8
Income tax benefit (expense)	(5)	(6)	2
Total	14	20	(4)

Related to employee benefit plans:
Actuarial losses related to pension and other postretirement benefit plans	(69)	(71)	(34)
Reclassification of net pension expense into Wages and benefits and Other-net non-operating income	30	32	28
Income tax benefit (expense)	10	10	2
Total	(29)	(29)	(4)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(21)	(13)	—
Reclassification of losses into Aircraft rent	3	3	3
Income tax benefit (expense)	4	2	(1)
Total	(14)	(8)	2

Other Comprehensive Loss	(29)	(17)	(6)

Comprehensive Income (Loss)	$(1,353)	$752	$431

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2017	123.061	$1	$164	$(518)	$(380)	$4,193	$3,460
Reclassification of tax effects to retained earnings	—	—	—	—	(62)	62	—
2018 net income	—	—	—	—	—	437	437
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Common stock repurchases	(0.776)	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	36	—	—	—	36
Cash dividend declared ($1.28 per share)	—	—	—	—	—	(158)	(158)
Stock issued for employee stock purchase plan	0.632	—	35	—	—	—	35
Stock issued under stock plans	0.277	—	(3)	—	—	—	(3)
Balances at December 31, 2018	123.194	1	232	(568)	(448)	4,534	3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
2019 net income	—	—	—	—	—	769	769
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Common stock repurchases	(1.193)	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	36	—	—	—	36
Cash dividend declared ($1.40 per share)	—	—	—	—	—	(173)	(173)
Stock issued for employee stock purchase plan	0.785	—	40	—	—	—	40
Stock issued under stock plans	0.214	—	(3)	—	—	—	(3)
Balances at December 31, 2019	123.000	1	305	(643)	(465)	5,133	4,331
2020 net loss	—	—	—	—	—	(1,324)	(1,324)
Other comprehensive income (loss)	—	—	—	—	(29)	—	(29)
Common stock repurchases	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	34	—	—	—	34
CARES Act warrant issuance	—	—	14	—	—	—	14
Cash dividend declared ($0.375 per share)	—	—	—	—	—	(45)	(45)
Stock issued for employee stock purchase plan	1.524	—	41	—	—	—	41
Stock issued under stock plans	0.231	—	(3)	—	—	—	(3)
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
(a)Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,324)	$769	$437
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	420	423	398
Stock-based compensation and other	24	29	47
Special items - impairment charges and other	627	—	—
Special items - restructuring charges	220	—	—
Changes in certain assets and liabilities:
Changes in deferred tax provision	(300)	209	146
(Increase) decrease in accounts receivable	(160)	43	(25)
Increase (decrease) in air traffic liability	173	112	(18)
Increase in deferred revenue	288	116	149
Pension contribution	—	(65)	—
Other - net	(202)	86	61
Net cash provided by (used in) operating activities	(234)	1,722	1,195
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(64)	(356)	(686)
Other flight equipment	(55)	(178)	(105)
Other property and equipment	(87)	(162)	(169)
Total property and equipment additions	(206)	(696)	(960)
Purchases of marketable securities	(2,962)	(1,810)	(834)
Sales and maturities of marketable securities	2,318	1,674	1,116
Proceeds from disposition of assets	279	28	16
Other investing activities	(22)	13	31
Net cash used in investing activities	(593)	(791)	(631)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	2,564	450	339
Long-term debt payments	(565)	(1,058)	(807)
Common stock repurchases	(31)	(75)	(50)
Cash dividend paid	(45)	(173)	(158)
Other financing activities	58	43	29
Net cash provided by (used in) financing activities	1,981	(813)	(647)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,154	118	(83)
Cash, cash equivalents, and restricted cash at beginning of year	232	114	197
Cash, cash equivalents, and restricted cash at end of year	$1,386	$232	$114
Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$50	$60	$72
Income taxes, net of refunds received	—	31	—
Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$1,370	$221	$105
Restricted cash included in Other noncurrent assets	16	11	9
Total cash, cash equivalents, and restricted cash at end of the period	$1,386	$232	$114
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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $5 million and $7 million at December 31, 2020 and 2019, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

The Company's restricted cash balances are not material and are classified as Other noncurrent assets. Restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs or other contractual rights. They consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Marketable Securities

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value are reflected in accumulated other comprehensive loss (AOCL).

The Company evaluates the investment portfolio on a quarterly basis for expected credit losses. The Company uses a systematic methodology that groups assets by relevant market sector, and considers available quantitative and qualitative evidence in evaluating potential allowances for credit losses. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, the Company's intent and ability to hold, or plans to sell, the investment. Once a decline in fair value is determined to be the result of an expected credit loss, an allowance is recorded to Other—net in the consolidated statements of operations.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $46 million and $41 million at December 31, 2020 and 2019. Removals from the reserve in 2020 were immaterial. Inventory and supplies—net also includes fuel inventory of $15 million and $28 million at December 31, 2020 and 2019. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 737 and E175 aircraft	20-25 years	10%
Bombardier Q400 aircraft	15 years	5%
Buildings	25 - 40 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3-10 years	—%
Other furniture and equipment	5-10 years	—%

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

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, which is generally the fleet level. An impairment loss is considered when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write-down equal to the excess of the carrying amount over the fair value will be recorded. For these purposes, the fair value is estimated using a combination of Level 2 inputs, including published market value estimates for the assets being assessed, and Level 3 inputs, including Company-specific and asset-specific indicators. See Note 2 for a discussion of impairments and related charges recorded in 2020.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. The total balance of goodwill is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate than an impairment may exist. The assessment utilizes either a qualitative or quantitative approach. The qualitative approach considers factors such as Alaska Air Group market capitalization and other market trends, and unobservable inputs, including Company specific cash flow and performance information. If it is determined that it is more likely than not that the asset may be impaired, management utilizes a quantitative approach to assess the asset's fair value and the amount of impairment and a charge may be recorded. In 2020, we performed a quantitative analysis using a market approach through which the fair value of the reporting unit was based on quoted market prices and an assumed market participant acquisition premium. The fair value of the reporting unit with goodwill substantially exceeded its carrying value.

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived airport slots and finite-lived customer relationships recorded in conjunction with the acquisition of Virgin America. Finite-lived intangibles were recorded at fair value upon acquisition and are amortized over their estimated useful lives. Indefinite-lived intangibles were recorded at fair value upon acquisition are not amortized, but are tested at least annually for impairment using a similar methodology to goodwill, as described above. See Note 2 for a discussion of intangible asset impairments recorded in 2020.

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes accounting maintenance deposits as assets on the balance sheet using estimates of the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. Aircraft maintenance deposits recorded on the consolidated balance sheets were $242 million and $143 million as of December 31, 2020 and December 31, 2019.

Leased Aircraft Return Costs

Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination.

As leased aircraft are returned, payments made reduce the outstanding lease return liability. Of the total outstanding liability, $54 million is included in Other accrued liabilities and $246 million is included in Other liabilities on our consolidated balance sheets as of December 31, 2020. The accrual was not material as of December 31, 2019. Expense associated with lease returns in the standard course of operating the aircraft is included in Aircraft maintenance in the consolidated statements of operations. Expense associated with lease returns when aircraft are permanently parked is recorded as a one-time charge at the date the aircraft is permanently parked, regardless of contractual return date, and is classified as Special items - impairment charges and other in the consolidated statements of operations. See Note 2 for further discussion of these special items.

Advertising Expenses

The Company's advertising expenses include advertising, sponsorship and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $41 million, $72 million and $79 million during the years ended December 31, 2020, 2019 and 2018.

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

The Company does not apply hedge accounting to its derivative fuel hedge contracts, nor does it hold or issue them for trading purposes. For cash flow hedges related to interest rate swaps, the effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in interest expense.
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
The Company has elected not to use the fair value option provided in the accounting standards for non-financial instruments. Accordingly, those assets and liabilities, including property, plant and equipment, goodwill, intangible assets and certain other assets and liabilities are carried at amortized cost. For financial instruments, the assets and liabilities are carried at fair value, which is determined based on the market approach or income approach, depending upon the level of inputs used. The leveling of inputs for financial and non-financial instruments are disclosed in this note, and Note 5.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2020, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

See Note 8 to the consolidated financial statements for more discussion of income taxes.

Stock-Based Compensation

Accounting standards require companies to recognize expense over the service period based on the fair value of stock options and other equity-based compensation issued to employees estimated as of the grant date. These standards apply to all stock awards that the Company grants to employees as well as the Company’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2019 and 2018, anti-dilutive stock options excluded from the calculation of EPS were not material.

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

NOTE 2. COVID-19 PANDEMIC

The public health and economic crises resulting from the outbreak of COVID-19 has had an unprecedented impact on the Company. Travel restrictions, event cancellations and social distancing guidelines implemented throughout the country drove significant declines in demand beginning in February, and adversely impacted revenues beginning in March 2020. Although the Company has experienced several months of modest improvement in demand, traffic remains well below 2019 levels. It is uncertain when the impacts of the crisis may resolve and when demand may return to normal levels.

In response to the COVID-19 pandemic, the Company implemented a "Peace-of-Mind" waiver, which allows travelers to book tickets for travel for a specified period of time that can be changed or canceled without incurring change fees, which was extended to cover all ticketed travel purchased through March 31, 2021. Also in 2020 the Company announced all change fees will be eliminated for first class and main cabin fares. Cancellations and postponement of travel exceeded new bookings in March and April 2020, and had a material impact on passenger revenues, air traffic liability, and cash position. Refer to Note 3 for further discussion.

The Company has taken decisive action to reduce costs and preserve cash and liquidity. The Company implemented a company-wide hiring freeze, reduced salaries of senior management and hours for management employees, suspended or canceled annual pay increases and solicited voluntary leaves of absence. In addition to these cost saving measures, the Company has actively negotiated with vendor partners to reduce contractual minimums and spending in line with the reduction in demand. Management also made the difficult decision to reduce the Company's workforce through voluntary and involuntary leaves.

With demand dramatically depressed, the Company has significantly reduced its planned flying capacity. As a result, many aircraft have been parked or removed from service. As of December 31, 2020, 32 mainline aircraft remain temporarily grounded and 40 Airbus aircraft have been permanently removed from the operating fleet. As of December 31, 2020, all operating regional aircraft were in service.

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

Given the temporary and permanent parking of certain aircraft described above, the Company performed impairment tests on certain long-lived assets in each of the quarters of 2020. All individual fleets passed the recoverability test, except for the Q400 fleet and the 40 permanently parked Airbus aircraft. Q400 aircraft, including operating and held-for-sale assets, were written down to their fair value, resulting in an impairment charge of $61 million. Airbus aircraft, including owned and leased aircraft and associated capital improvements, were written off in full resulting in an impairment charge of $302 million.

A summary of the impairment charges recorded for aircraft and other flight equipment for the year ended December 31, 2020 is as follows (in millions):

	Airbus Aircraft	Q400 Aircraft	Total Impairment
Aircraft and other flight equipment, net	$146	$58	$204
Operating lease assets	154	—	154
Inventory and supplies - net	2	—	2
Prepaid expenses and other current assets	—	3	3
Total impairment and related charges - Long-lived assets	$302	$61	$363

The Company will continue to evaluate the need for further impairment of long-lived assets as expectations of future demand, market conditions and fleet decisions evolve.

Lease Return Costs

As a result of removing certain leased Airbus aircraft from operating service, an estimate of the expected future lease return costs was recorded. Lease return costs that were recorded for aircraft that were permanently parked were classified as Special items - impairment charges and other in the consolidated statements of operations. Included in the total net charge of $209 million is the write off of associated maintenance deposits, as the Company no longer expects to perform maintenance events covered by those deposits.

Valuation of intangible assets and goodwill

The Company reviews definite- and indefinite-lived intangible assets and goodwill for impairment on an annual basis in the fourth quarter, or more frequently should events or circumstances indicate that an impairment may exist.

Given the strain in the general economic environment and a significant decline in Alaska Air Group market capitalization, the Company performed impairment tests on all three asset types at the end of each quarter in 2020. As a result of these analyses, indefinite-lived intangible assets and goodwill were deemed recoverable, and no impairment charges were recorded. Of the company’s definite-lived intangibles, leased gates at Dallas-Love Field (DAL Gates) were deemed not recoverable and an impairment charge of $10 million was recorded. No additional impairment charges were identified for definite-lived intangibles.

Workforce restructuring

The Company expects that demand will remain depressed into 2021, but will continue rebuilding towards 2019 capacity levels throughout 2021. Accordingly, the Company reduced its workforce to better align with the expected size of the business. To mitigate the need for involuntary furloughs, various early-out and voluntary leave programs were made available to all frontline work groups, in addition to incentive leave programs made available to Alaska pilots and mechanics. Through these programs over 600 employees took permanent early-outs, and over 3,300 employees took voluntary or incentive leaves. As a result of the participation in these mitigation programs, the involuntary furloughs that became effective October 1, 2020 were limited to approximately 400 employees. As of December 31, 2020, the majority of those involuntarily furloughed have been recalled. In addition to these furloughs, the Company permanently eliminated approximately 300 non-union management positions.

As a result of these programs, the Company recorded expense of $220 million to Special items - restructuring charges in the consolidated statement of operations for the year ended December 31, 2020. The charge is primarily comprised of wages for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage, and lump-sum termination payments. This accrual is based on the Company's best estimate of capacity expectations and training schedules for 2021 as of the date of this filing. The Company has an outstanding liability of $127 million for these charges as of December 31, 2020.

Other considerations

The Company evaluated other outstanding assets for recovery. As part of this process, the Company determined $15 million in existing purchase deposits on-hand with Airbus were not likely to be recoverable. The Company also identified a $5 million receivable from a vendor that filed for bankruptcy, for which management determined that collectability is not probable. The full balance for each of these assets were reserved and charged to Special items - impairment charges and other in the consolidated statements of operations during the year-ended December 31, 2020.

The total of all the special charges summarized in this note, plus certain other immaterial amounts and the recognized subsequent event discussed in Note 12, comprise the $627 million in impairment charges and other special items reported on the Consolidated Statements of Operations for the period ending December 31, 2020.

Refer to Note 6. Long-Term Debt for further information regarding liquidity obtained in response to the COVID-19 crisis.

CARES Act Funding

In 2020, Alaska, Horizon, and McGee finalized agreements with the U.S. Department of the Treasury (the Treasury) through the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act. Under the PSP and associated agreements, Alaska, Horizon, and McGee received total funds of approximately $1.1 billion.

These funds are to be used exclusively toward continuing to pay employee salaries, wages and benefits. The funds received took the form of debt, warrants and a grant. The unsecured debt portion of $290 million was recorded at par, and warrants of

$8 million were recorded on the consolidated balance sheet at fair value determined using the Black-Scholes model. The residual amount of $753 million was recorded as grant proceeds. The grant was recognized into earnings as eligible wages, salaries and benefits were incurred. During the year ended December 31, 2020, the Company recognized $753 million of the PSP grant proceeds as a wage offset. Also included within the annual total offset is approximately $29 million in employee retention credits as stipulated in the CARES Act.

Also in 2020, the Company reached an agreement with the Treasury to participate in the CARES Act loan program. The loan agreement provides for a secured term loan facility, which allows Alaska to borrow up to $1.9 billion. As of December 31, 2020, the Company has borrowed $135 million under the loan facility. Refer to Note 6. Long-Term Debt and Note 11. Shareholders' Equity for further details regarding terms of the CARES Act loan agreement.

In early 2021, Alaska, Horizon and McGee finalized agreements with the Treasury and accepted partial disbursement of funds through an extension of the PSP, made available under the Consolidated Appropriations Act, 2021.

Under these extension agreements, Alaska, Horizon and McGee will receive a total of $546 million to be used exclusively toward continuing to pay employee salaries, wages and benefits. Alaska and Horizon received $266 million on January 15, 2021, with the remainder expected to be received in March 2021. McGee received a disbursement of $6 million on February 5, 2021. Of the funds received, $51 million takes the form of a senior term loan with a 10-year term, bearing an interest rate of 1% in years 1–5, and SOFR + 2% in years 6–10. The loan is prepayable at par at any time. As additional taxpayer protection required under the PSP extension, the Company granted the Treasury 101,227 warrants at a strike price of $52.25, based on the closing price on December 24, 2020. The warrants are non-voting, freely transferable, and may be settled as net shares or in cash at the Company's option.

As a condition to receiving an extension of PSP funds, Alaska, Horizon and McGee agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021, which also includes recalling certain employees involuntarily terminated or furloughed in the fourth quarter of 2020, and to limit executive compensation through October 1, 2022. Alaska Air Group agreed to continue suspension of dividends and share repurchases until March 31, 2022.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. In 2020, the Company eliminated ticket change fees indefinitely from its main cabin and first class fares. Mileage Plan other revenue includes brand and marketing revenue from our co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 14. The level of detail within the Company’s consolidated statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

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

Passenger revenue recognized in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$2,428	$6,824	$6,482
Passenger ancillary revenue	245	567	530
Mileage Plan passenger revenue	346	704	619
Total passenger revenue	$3,019	$8,095	$7,631

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent $83 million and $212 million of the outstanding receivables balance on the consolidated balance sheets as of December 31, 2020 and 2019.

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

Mileage Plan™ Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan™ loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan™ co-branded credit card and purchases from other participating partners. The program has a 24-month expiration period for unused mileage credits from the month of last account activity. In response to the COVID-19 pandemic, the Company suspended expiry of outstanding mileage credits through December 31, 2021. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on flights operated by Alaska and its regional partners or on one of its 17 airline partners, as well as redemption at partner hotels.

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

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the twelve months ended December 31, 2020 and 2019 was 17.4%. The Company reviews the breakage rate used on an annual basis.

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

At the inception of the Agreement, management estimated the selling price of each of the performance obligations. The objective was to determine the price at which a sale would be transacted if the product or service was sold on a stand-alone basis. The Company determined its best estimate of selling price for each element by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded, and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The estimates of the standalone selling prices of each element do not change subsequent to the original valuation of the contract unless the contract is materially modified, but the allocation between elements may change based upon the actual and updated projected volumes of each element delivered during the term of the contract.

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

Partner airline loyalty

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

Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Passenger revenue	$346	$704	$619
Mileage Plan other revenue	374	465	434
Total Mileage Plan revenue	$720	$1,169	$1,053

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

Cargo and other revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Cargo revenue	$112	$133	$129
Other revenue	61	88	70
Total Cargo and other revenue	$173	$221	$199

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

Air traffic liability included on the consolidated balance sheets represents the remaining obligation associated with passenger tickets and ancillary services. The air traffic liability balance fluctuates with seasonal travel patterns. The Company recognized Passenger revenue of $502 million and $577 million from the 2019 and 2018 year-end air traffic liability balance during the twelve months ended December 31, 2020 and 2019.

Given the reduction in demand for air travel stemming from the COVID-19 pandemic, advance bookings and associated cash receipts have been significantly depressed. The Company also experienced elevated cancellations beginning in March 2020 and again, although at a lesser rate, in November 2020, which led to cash refunds or the issuance of credits for future travel. During the year, the Company issued cash refunds of approximately $600 million and credits for future travel of approximately $1 billion. At December 31, 2020, such credits, which are included in the air traffic liability balance, totaled $569 million, net of breakage. In January 2021, the Company announced updated expiration terms for these credits, extending to December 31, 2021. At this time, the Company is unable to estimate how and when the air traffic liability will be recognized in earnings given ongoing uncertainty around the return in demand for air travel. As a result, the timing of recognition of these travel credits may differ from current assumptions, which may result in increased breakage in future periods.

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

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $48 million and $105 million of such receivables as of December 31, 2020 and December 31, 2019.

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

	Twelve Months Ended December 31,
	2020	2019
Total Deferred Revenue balance at January 1	$1,990	$1,874
Travel miles and companion certificate redemption - Passenger revenue	(346)	(704)
Miles redeemed on partner airlines - Other revenue	(23)	(111)
Increase in liability for mileage credits issued	656	931
Total Deferred Revenue balance at December 31	$2,277	$1,990

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems (GDS) booking fees, are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $24 million and $27 million as of December 31, 2020 and December 31, 2019. The Company recorded related expense on the consolidated statements of operations of $43 million, $208 million and $217 million for the twelve months ended December 31, 2020, 2019 and 2018.

NOTE 4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of December 31, 2020, the Company had outstanding fuel hedge contracts covering approximately 300 million gallons of crude oil that will be settled from January 2021 to June 2022.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long-term debt and certain aircraft lease agreements. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2020, the Company has an outstanding interest rate swap agreement with a third party designed to hedge the volatility of the underlying variable interest rates on a lease agreement for one B737-800 aircraft, as well as 13 interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $614 million of debt. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. The interest rate swap agreement associated with the lease expires in March 2021, corresponding with the aircraft lease term, and December 2021 through August 2029 to coincide with the debt maturity dates. All significant terms of the swap agreements match the terms of the underlying hedged items and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2020	2019
Fuel hedge contracts (not designated as hedges)
Prepaid expenses and other current assets	$11	$8
Other assets	4	3
Interest rate swaps (designated as hedges)
Prepaid expenses and other current assets	—	1
Other noncurrent assets	—	2
Other accrued liabilities	(10)	(5)
Other liabilities	(15)	(5)
Losses in accumulated other comprehensive loss (AOCL)	(21)	(13)

The net cash paid for new fuel hedge positions and received from settlements was $14 million, $19 million and $21 million during 2020, 2019, and 2018.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2020	2019	2018
Fuel hedge contracts (not designated as hedges)
Gains (losses) recognized in Aircraft fuel	$(10)	$(10)	$1
Interest rate swaps (designated as hedges)
Losses recognized in Aircraft rent	(3)	(3)	(3)
Gains (losses) recognized in other comprehensive income (OCI)	(21)	(13)	—

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. Losses related to interest rate swaps on variable rate debt of $6 million were recognized in interest expense during 2020. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects an insignificant amount to be reclassified from OCI to aircraft rent and $10 million to interest expense within the next twelve months.

NOTE 5. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

As of December 31, 2020, the total cost basis for marketable securities was $1.9 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$407	$—	$407	$330	$—	$330
Equity mutual funds	7	—	7	6	—	6
Foreign government bonds	—	20	20	—	31	31
Asset-backed securities	—	224	224	—	211	211
Mortgage-backed securities	—	290	290	—	176	176
Corporate notes and bonds	—	978	978	—	523	523
Municipal securities	—	50	50	—	23	23
Total Marketable securities	414	1,562	1,976	336	964	1,300
Derivative instruments
Fuel hedge contracts - call options	—	15	15	—	11	11
Interest rate swap agreements	—	—	—	—	3	3
Total Assets	$414	$1,577	$1,991	$336	$978	$1,314

Liabilities
Derivative instruments
Interest rate swap agreements	—	(25)	(25)	—	(10)	(10)
Total Liabilities	$—	$(25)	$(25)	$—	$(10)	$(10)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on the Company's evaluation of available evidence as of December 31, 2020.

Proceeds from sales of marketable securities were $2.3 billion, $1.7 billion and $1.1 billion in 2020, 2019, and 2018.

Maturities for marketable securities (in millions):

December 31, 2020	Cost Basis	Fair Value
Due in one year or less	$775	$777
Due after one year through five years	1,146	1,175
Due after five years through 10 years	23	24
Total	$1,944	$1,976

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value on the consolidated balance sheets.

Cash and Cash Equivalents: These assets are carried at amortized costs which approximate fair value.

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment was amortized over the life of the associated debt. Following the prepayment of the debt in 2020, this fair valuation adjustment was eliminated. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of December 31, 2020, the Company uses the income approach by discounting cash flows utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt, or using quoted market prices. The estimated fair value of the fixed-rate EETC debt is Level 2, as it is estimated using quoted market prices, while the estimated fair value of $488 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	December 31, 2020	December 31, 2019
Total fixed rate debt	$1,662	$475

Estimated fair value	$1,778	$483

NOTE 6. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2020	2019
Fixed-rate notes payable due through 2029	$198	$475
Fixed-rate PSP note payable due through 2030	290	—
Fixed-rate EETC payable due through 2025 & 2027	1,174	—
Variable-rate notes payable due through 2029	1,866	1,032
Less debt issuance costs and unamortized debt discount	(33)	(8)
Total debt	3,495	1,499
Less current portion	1,138	235
Long-term debt, less current portion	$2,357	$1,264

Weighted-average fixed-interest rate	4.3%	3.3%
Weighted-average variable-interest rate	1.9%	2.9%

Approximately $614 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2020, bringing the weighted-average interest rate for the full debt portfolio to 3.3%.

The Company's variable-rate debt bears interest at a floating rate per annum equal to a margin plus the one, three or six-month LIBOR in effect at the commencement of each one, three or six-month period, as applicable. As of December 31, 2020, none of the Company's borrowings were restricted by financial covenants.

Debt Activity

During 2020, the Company's total debt increased $2.0 billion, the result of issuances of $2.6 billion, including draws of $400 million on existing bank lines of credit. These issuances were offset by payments of $565 million, including the prepayment of $314 million of debt.

Total issuances include $1.2 billion in Enhanced Equipment Trust Certificates (EETC). The EETC are collateralized by 42 Boeing 737 aircraft and 19 Embraer E175 aircraft. Principal and interest payments are due semiannually, beginning on February 15, 2021. Also included in total issuances is $589 million in secured debt financing backed by a total of 32 aircraft.

CARES Act

Under the terms of the PSP program, Alaska, Horizon and McGee recorded a combined $290 million unsecured senior term loan. The note has a 10-year term, bearing an interest rate of 1% the first five years, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The loan is prepayable at par at any time.

In 2020, the Company also finalized an agreement with the Treasury to obtain up to $1.9 billion via a secured term loan facility. Obligations of the Company under the loan agreement are secured by assets related to, and revenues generated by, Alaska's Mileage PlanTM frequent flyer program, as well as by 34 aircraft and 15 spare engines.

As of December 31, 2020, the Company has drawn $135 million available under the agreement, and may, at its option, borrow additional amounts in up to two subsequent borrowings until May 28, 2021. All proceeds drawn must be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the loan agreement and the applicable provisions of the CARES Act.

In conjunction with the initial draw, the Company granted the Treasury 427,080 warrants to purchase ALK common stock at a strike price of $31.61. The value of the warrants was estimated using a Black-Scholes option pricing model, and the relative fair value of the warrants of $6 million was recorded in shareholders' equity, with an offsetting debt discount to the CARES Act Loan issuance.

In early 2021, Alaska, Horizon and McGee finalized agreements with the Treasury and accepted partial disbursement of funds through an extension of the PSP, made available under the Consolidated Appropriations Act, 2021. Under these extension agreements, Alaska and Horizon will receive a total of $546 million to be used exclusively toward continuing to pay employee salaries, wages and benefits. Of the total funds the Company will receive, approximately $130 million takes the form of a senior term loan with a 10-year term, bearing an interest rate of 1% in years 1–5, and SOFR + 2% in years 6–10. The loan is prepayable at par at any time.

Debt Maturity

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2021	$1,145
2022	371
2023	334
2024	240
2025	396
Thereafter	1,042
Total principal payments	$3,528

Bank Line of Credit

The Company has three credit facilities with capacity totaling $461 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility, which was renegotiated in September 2020, resulting in decreased capacity from $150 million to $120 million, expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A third credit facility for $91 million expires in June 2021, with a mechanism for annual renewal, and is secured by aircraft.

During the year-ended December 31, 2020, the Company drew $400 million on the first two existing facilities, of which a total of $37 million has been repaid. The total outstanding balance is classified as short-term on the consolidated balance sheet. The Company also has secured letters of credit against the $91 million facility. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2020.

NOTE 7. LEASES

Effective January 1, 2019, the Company adopted ASC 842 - Leases. The Company elected certain practical expedients under the standard, including the practical expedient allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2020 and 2019. Additionally, the Company elected the available package of practical expedients allowing for no reassessment of lease classification for existing leases, no reassessment of expired contracts, and no reassessments of initial direct costs for existing leases.

The Company has five asset classes for operating leases: aircraft, capacity purchase arrangements for aircraft operated by third-party carriers (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the consolidated balance sheet as of December 31, 2020 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Consistent with past accounting, operating rent expense is recognized on a straight-line basis over the term of the lease.

Operating lease assets balance by asset class was as follows (in millions):

	December 31, 2020	December 31, 2019
Aircraft	$750	$1,049
CPA Aircraft	579	596
Airport and terminal facilities	16	18
Corporate real estate and other	55	48
Total Operating lease assets	$1,400	$1,711

Aircraft

At December 31, 2020, Alaska had operating leases for ten Boeing 737 and 71 Airbus aircraft, and Horizon had operating leases for seven Bombardier Q400 aircraft. Of the total Airbus leases, 40 aircraft are no longer in operating service, and the related assets have been fully impaired. Remaining lease terms for these aircraft extend up to eleven years, some with options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft was not material and $4 million for the twelve months ended December 31, 2020 and 2019.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2020, Alaska had CPAs with two carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has a CPA with SkyWest covering 32 E175 aircraft to fly certain routes in the Lower 48 and Canada. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard.

Remaining lease terms for CPA aircraft range from 6.5 years to 10 years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft which is capitalized. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the twelve months ended December 31, 2020 and 2019 was not material.

Airport and terminal facilities

The Company leases ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense for the twelve months ended December 31, 2020 and 2019 was $286 million and $322 million.

Starting in 2018, the Company leased twelve airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. For these leases, the Company recorded $14 million and $13 million of lease income during the twelve months ended December 31, 2020 and 2019.

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, data centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators and spare engines. Variable lease expense related to corporate real estate and other leases for the twelve months ended December 31, 2020 and 2019 was $12 million and $10 million.

Sale-leaseback transaction

In 2020, Alaska entered into a transaction to sell ten owned Airbus A320 aircraft and replace those aircraft with 13 new leased Boeing 737-9 MAX aircraft. Also included in the transaction is the leaseback of all ten Airbus aircraft in the interim period between the sale of those aircraft and delivery of the first ten 737-9 MAX aircraft.

The 13 contracted lease agreements for Boeing 737-9 MAX aircraft are scheduled for delivery between 2021 and 2022. These deliveries are valued at $453 million, and have non-cancelable lease terms ranging from 2031 to 2034.

Components of Lease Expense

The impact of leases, including variable lease cost, was as follows (in millions):

	Classification	2020	2019
Expense
Aircraft	Aircraft rent	$215	$246
CPA Aircraft	Aircraft rent	80	79
Airport and terminal facilities	Landing fees and other rentals	288	324
Corporate real estate and other	Landing fees and other rentals	19	19
Total lease expense		$602	$668
Revenue
Lease income	Cargo and other revenues	(14)	(13)
Net lease impact		$588	$655

As of December 31, 2018, the Company had commitments for aircraft and facility leases. Facility lease commitments primarily included airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $619 million in 2018.
Supplemental Cash Flow Information

During the year ended December 31, 2020, the Company paid $302 million for capitalized operating leases. The Company also acquired $81 million of operating lease assets in exchange for assumption of the same total of operating lease liabilities, inclusive of lease extensions.

Lease Term and Discount Rate

As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at December 31, 2020.

	Weighted Average IBR	Weighted Average Remaining Lease term
Aircraft	3.9%	6.4
CPA Aircraft	2.7%	8.2
Airports and terminal facilities	4.1%	9.3
Corporate real estate and other	4.1%	31.6

Maturities of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2020 (in millions):

	Aircraft(a)	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate and Other
2021	$244	$84	$2	$8
2022	195	84	2	7
2023	135	84	2	7
2024	83	84	2	6
2025	76	84	2	4
Thereafter	257	261	9	78
Total Lease Payments	$990	$681	$19	$110
Less: Imputed interest	(114)	(71)	(3)	(54)
Total	$876	$610	$16	$56
(a) - Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service as the Company remains obligated under existing terms.

NOTE 8. INCOME TAXES

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The Company has a net deferred tax liability, primarily due to differences in depreciation rates for federal income tax purposes and for financial reporting purposes.

Deferred tax (assets) and liabilities comprise the following (in millions):

	2020	2019
Excess of tax over book depreciation	$1,126	$1,233
Intangibles - net	15	16
Operating lease assets	342	416
Other - net	106	58
Deferred tax liabilities	1,589	1,723

Mileage Plan™	(385)	(337)
Inventory obsolescence	(17)	(15)
Employee benefits	(215)	(179)
Net operating losses	(27)	(13)
Operating lease liabilities	(381)	(417)
Leasehold maintenance	(73)	—
Other - net	(103)	(48)
Deferred tax assets	(1,201)	(1,009)
Valuation allowance	19	1
Net deferred tax liabilities	$407	$715

The CARES Act, among other things, permits federal Net Operating Loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company also carried back a portion of NOLs incurred in 2018 as allowed by the CARES Act and has received a refund for those losses.

At December 31, 2020, the Company had federal NOLs of approximately $644 million, the majority of which will be carried back under the CARES Act to be applied against previous years' taxable income. The Company has recorded a receivable of $225 million associated with the federal carry back. The remaining NOL, which resulted from the 2016 Virgin America merger, must be carried forward and will expire in 2036. The Company also has state NOLs of approximately $562 million that expire beginning in 2021 and continuing through 2040. Of these state NOLs, approximately $85 million may be used to offset previous years’ state taxable income due to states’ conformity to the Internal Revenue Code or state specific carryback provisions.

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

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the state NOL carryforward will not be realized and, therefore, has provided a valuation allowance of $19 million for that portion as of December 31, 2020. The Company has likewise concluded it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and thus no additional valuation allowance has been recorded. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense (Benefit)

The components of income tax expense (benefit) are as follows (in millions):

	2020	2019	2018
Current income tax expense (benefit):
Federal	$(212)	$26	$(5)
State	(11)	13	9
Total current income tax expense (benefit)	(223)	39	4

Deferred income tax expense (benefit):
Federal	(246)	175	125
State	(47)	33	19
Total deferred income tax expense (benefit)	(293)	208	144
Income tax expense (benefit)	$(516)	$247	$148

Income Tax Rate Reconciliation

Income tax expense (benefit) reconciles to the amount computed by applying the 2020 U.S. federal rate of 21% to income (loss) before income tax and for deferred taxes as follows (in millions):

	2020	2019	2018
Income (loss) before income tax	$(1,840)	$1,016	$585

Expected tax expense (benefit)	(386)	213	123
Nondeductible expenses	9	9	9
State income tax expense (benefit)	(62)	36	21
Tax law changes	(93)	(9)	(7)
Valuation allowance	18	—	—
Other - net	(2)	(2)	2
Actual tax expense (benefit)	$(516)	$247	$148

Effective tax rate	28.0%	24.3%	25.3%

As a result of tax changes signed into law during 2017, with final regulations issued in 2019, the Company recorded a current tax benefit of $9 million in 2019. The Company recorded a current tax benefit of $93 million in 2020 as a result of provisions outlined in the CARES Act.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2007 to 2019
Alaska	2015 to 2019
California	2007 to 2019
Oregon	2003 to 2019

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2020, 2019 and 2018 are as follows (in millions):

	2020	2019	2018
Balance at January 1,	$40	$40	$43
Additions related to prior years	1	—	1
Releases related to prior years	(1)	(1)	(4)
Additions related to current year activity	—	2	2
Releases due to settlements	(4)	—	(1)
Releases due to lapse of statute of limitations	(1)	(1)	(1)
Balance at December 31,	$35	$40	$40

As of December 31, 2020, the Company had $35 million of accrued tax contingencies, of which $29 million, if fully recognized, would increase the effective tax rate. As of December 31, 2020, 2019 and 2018, the Company has accrued interest and penalties, net of federal income tax benefit, of $6 million, $7 million, and $6 million. In 2020, the Company recognized a benefit of $1 million, compared to the recognition of expense of $1 million in 2019, and $1 million in 2018, for interest and penalties, net of federal income tax benefit. At December 31, 2020, the Company has unrecognized tax benefits recorded as a liability and some reducing deferred tax assets. The Company reduced $5 million of reserves for uncertain tax positions in 2020, primarily due to settlements on state income taxes and statute lapses on reserved amounts. These uncertain tax positions could change as a result of the Company's ongoing audits, settlement of issues, new audits and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2020.

NOTE 9. EMPLOYEE BENEFIT PLANS

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

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2020	2019
Discount rates	2.43% to 2.58%	3.33% to 3.47%
Rate of compensation increases	2.02% to 2.43%	2.11% to 5.44%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2020	2019	2018
Discount rates	3.33% to 3.47%	4.37% to 4.46%	3.69% to 3.78%
Expected return on plan assets	3.25% to 5.50%	4.25% to 5.50%	4.25% to 5.50%
Rate of compensation increases	2.11% to 5.44%	2.11% to 3.50%	2.11% to 16.51%

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2020, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan(a)			All other plans
	Target	2020	2019	Target	2020	2019
Asset category:
Domestic equity securities	2% - 12%	7%	7%	36% - 46%	44%	41%
Non-U.S. equity securities	0% - 8%	3%	3%	13% - 23%	18%	18%
Fixed income securities	85% - 95%	90%	90%	31% - 41%	33%	35%
Real estate	—%	—%	—%	0% - 10%	5%	6%
Plan assets		100%	100%		100%	100%
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

Plan assets by fund category (in millions):

	2020	2019	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$914	$773	1
Non-U.S. equity fund	384	344	1
Credit bond index fund	1,088	1,009	1
Plan assets in common commingled trusts	$2,386	$2,126
Real estate	96	102	(a)
Cash equivalents	6	11	1
Total plan assets	$2,488	$2,239

(a)In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2020	2019
Projected benefit obligation (PBO)
Beginning of year	$2,602	$2,225
Service cost	52	42
Interest cost	75	89
Actuarial (gain)/loss	339	359
Benefits paid	(134)	(113)
End of year	$2,934	$2,602

Plan assets at fair value
Beginning of year	$2,239	$1,858
Actual return on plan assets	383	429
Employer contributions	—	65
Benefits paid	(134)	(113)
End of year	$2,488	$2,239
Unfunded status	$(446)	$(363)

Percent funded	85%	86%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.8 billion and $2.4 billion at December 31, 2020 and 2019. During 2020 and 2019 actuarial losses increased the benefit obligation primarily due to the decrease in discount rates.

The amounts recognized in the consolidated balance sheets (in millions):

	2020	2019
Accrued benefit liability-long term	$502	$412
Plan assets-long term (within Other noncurrent assets)	(51)	(49)
Total liability recognized	$451	$363

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2020	2019
Prior service credit	$(5)	$(6)
Net loss	626	595
Amount recognized in AOCL (pretax)	$621	$589

Defined benefit plans with projected benefit obligations exceeding fair value of plan assets are as follows (in millions):

	2020	2019
Projected benefit obligation	$2,207	$1,957
Fair value of plan assets	1,710	1,545

Defined benefit plans with accumulated benefit obligations exceeding fair value of plan assets are as follows (in millions):

	2020	2019
Projected benefit obligation	$2,207	$1,957
Accumulated benefit obligation	2,057	1,539
Fair value of plan assets	1,710	1,545

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2020	2019	2018
Service cost	$46	$42	$48
Interest cost	75	89	79
Restructuring charges(a)	11	—	—
Expected return on assets	(110)	(95)	(107)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	35	37	33
Net pension expense	$56	$72	$52
(a)In conjunction with the workforce reductions stemming from the COVID-19 pandemic, the Company recorded additional expense for employees accepting incentive leaves of absence. Such expense is included in Special items - restructuring charges on the consolidated statement of operations for the year-ended December 31, 2020.

There are no current statutory funding requirements for the Company’s plans in 2021.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2021	$123
2022	142
2023	143
2024	141
2025	157
2026– 2030	829

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

Post-retirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $138 million and $129 million at December 31, 2020 and 2019. The net periodic benefit cost was not material in 2020 or 2019.

Defined-Contribution Plans

The seven defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $126 million, $132 million and $126 million in 2020, 2019, and 2018.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2020 and 2019.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2020 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $61 million and $45 million, which was recorded net of a prefunded trust account of $7 million and $6 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2020 and December 31, 2019.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation and Leadership Development Committee of the Board of Directors. The aggregate expense under these plans in 2020, 2019 and 2018 was $130 million, $163 million and $147 million. The incentive plans are summarized below.

•Performance-Based Pay (PBP) is a program that rewards the majority of Alaska and Horizon employees.  The program is based on various metrics that adjust periodically, including those related to Air Group profitability, achievement of unit-cost goals, safety, and guest preference and opinion of performance measured as brand strength.

•COVID Business Recovery Incentive Pay Plan (CBRP) is a supplemental program implemented in the third quarter of 2020, aimed at incentivizing employees as the Company manages recovery through the COVID-19 pandemic. The program was based on metrics related to cash preservation and COVID-related safety metrics.

•The Operational Performance Rewards Program (OPR) entitles the majority of Alaska and Horizon employees to quarterly payouts of up to $450 per person if certain monthly operational and customer service objectives are met.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2020 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements(b)
2021	$873	$166
2022	372	174
2023	238	179
2024	27	184
2025	16	189
Thereafter	13	690
Total	$1,539	$1,582
(a)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. As of December 31, 2020, Alaska had commitments to purchase 32 Boeing 737-9 MAX aircraft with deliveries in 2021 through 2023. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023 and Alaska has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2026. In addition, Alaska has options to purchase 37 737 MAX aircraft and Horizon has options to purchase 30 E175 aircraft. Alaska has an option to increase capacity flown by Skywest with eight additional E175 aircraft with deliveries in 2022. The cancelable purchase commitments and option payments are not reflected in the table above.

In December 2020, Alaska announced an agreement in principle with Boeing to restructure the existing aircraft purchase agreement. Upon execution of the agreement, Alaska will have commitments to purchase an additional 23 737-9 MAX aircraft with deliveries between 2023 and 2024. The agreement in principle also provides for an incremental 15 options to purchase aircraft, which are expected to be available for delivery between 2023 and 2026. The incremental purchase commitments per the agreement in principle, as well as renegotiated payment streams which will lower 2021 cash outflow requirements, are not contractually obligated at December 31, 2020, and are not reflected in the table above.

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

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Payments of such deposits follow contractual terms and timing, regardless of operating status of the respective aircraft. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

Los Angeles International Airport (LAX) Construction

In May 2019, we executed an amended lease agreement with Los Angeles World Airports, which includes an agreement to renovate and upgrade the fuel system, jet bridges and concourse facilities at Terminal 6 of LAX. Project terms and pre-construction readiness was approved and finalized in 2020. We expect construction will be completed by early 2024. Under the terms of the agreement, we expect to have total reimbursable cash outlays for the project of approximately $230 million. To date, we have made total cash outlays of $24 million and have received reimbursement for $8.7 million of that total.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. In February 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines. In February 2021, an appellate court reversed portions of the lower court decision and significantly reduced the judgment. The determination of total judgment has not been completed as of the date of this filing. The Company accrued its best estimate in the December 31, 2020 financial statements for this recognized subsequent event.

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

NOTE 11. SHAREHOLDERS' EQUITY

Dividends

During 2020, the Board of Directors declared dividends of $0.375 per share. The Company paid dividends of $45 million, $173 million and $158 million to shareholders of record during 2020, 2019 and 2018. In March 2020, the Company suspended dividends indefinitely.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of December 31, 2020, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.

At December 31, 2020, the Company held 9,349,944 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

Share repurchase activity (in millions, except shares):

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program – $1 billion	538,078	$31	1,192,820	$75	776,186	$50

CARES Act Warrant Issuance

As taxpayer protection required under the PSP, during 2020 the Company granted the Treasury a total of 915,930 warrants to purchase Alaska Air Group (ALK) common stock at a strike price of $31.61, based on the closing price on April 9, 2020. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five year term.
Additionally, in connection with the execution of the CARES Act loan agreement, the Company agreed to issue warrants to the Treasury to purchase up to an aggregate of 6,099,336 shares of ALK common stock (the Warrant Agreement). Under the Warrant Agreement, warrants will be granted to the Treasury in conjunction with each new borrowing under the Agreement. Warrants to purchase shares shall be equal to 10% of each borrowing, divided by $31.61, the closing price of Air Group common stock on April 9, 2020. Pursuant to the Warrant Agreement, on the closing date, Air Group granted the Treasury 427,080 warrants to purchase ALK common stock at a strike price of $31.61.

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2020	2019
Related to marketable securities	$23	$9
Related to employee benefit plans	(498)	(469)
Related to interest rate derivatives	(19)	(5)
	$(494)	$(465)

NOTE 12. SPECIAL ITEMS

In 2020, the Company recognized $627 million in impairment charges and other special items, and $220 million in special restructuring costs. These special items are largely described in Note 2, but also include an amount accrued for a judgment in a class action lawsuit issued subsequent to December 31, 2020 that was a recognized subsequent event. Also in 2020 the Company recognized special items of $6 million for merger-related costs associated with its acquisition of Virgin America. Costs classified as merger-related are directly attributable to merger activities. Additionally, the Company incurred $26 million in swap-break charges and pre-payment penalties related to the early payment of debt associated with the sale of ten owned Airbus aircraft. These charges are reflected as Special charges - net non-operating in the consolidated statements of operations.

In 2019, the Company recognized $44 million in merger-related costs, primarily for expenses associated with a one-time true-up of Airbus flight attendant and pilot vacation balances, as well as certain technology integration costs.

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

The Company has recognized $370 million in merger-related costs since the acquisition of Virgin America in December 2016. No additional merger-related costs will be incurred subsequent to 2020. Special items recorded as a result of the COVID-19 pandemic are disclosed in Note 2. COVID-19 Pandemic.

The following breaks down merger-related costs incurred in 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Consulting and professional services	$5	$18	$45
Employee-related costs(a)	—	15	13
Legal and accounting fees	1	1	1
Other merger-related costs(b)	—	10	28
Total Merger-related Costs	$6	$44	$87
(a)Employee-related costs consist primarily of vacation balance true-ups, severance, retention bonuses, and training and skill development.
(b)Other merger-related costs consist primarily of costs for marketing and advertising, IT, employee appreciation and company sponsored events, moving expenses, supplies, and other immaterial expenses.

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan.

The table below summarizes the components of total stock-based compensation (in millions):

	2020	2019	2018
Stock options	$4	$3	$3
Stock awards	14	21	23
Deferred stock awards	1	1	1
Employee stock purchase plan	15	11	9
Stock-based compensation	$34	$36	$36

Tax benefit related to stock-based compensation	$8	$9	$9

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (dollars in millions):

	Amount	Weighted-Average Period
Stock options	$5	1.0
Stock awards	31	1.8
Unrecognized stock-based compensation	$36	1.7

The Company is authorized to issue 17 million shares of common stock under these plans, of which 5,893,374 shares remain available for future grants of either options or stock awards as of December 31, 2020.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2020	2019	2018
Expected volatility	34%	30%	30%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.03%	2.41%	2.61%
Expected dividend yield	1.73%	2.09%	1.94%
Weighted-average grant date fair value per share	$14.11	$16.84	$17.18
Estimated fair value of options granted (millions)	$6	$4	$1

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2019	794,055	$60.98	6.5	$7
Granted	398,780	54.81
Exercised	(52,674)	18.86
Canceled	(15,417)	71.63
Forfeited or expired	(13,874)	66.84
Outstanding, December 31, 2020	1,110,870	$60.54	6.8	$4

Exercisable, December 31, 2020	419,667	$60.56	4.6	$2
Vested or expected to vest, December 31, 2020	1,109,799	$60.54	6.8	$4

(in millions)	2020	2019	2018
Intrinsic value of option exercises	$2	$1	$1
Cash received from stock option exercises	—	1	1
Fair value of options vested	3	3	2

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2019	541,613	$71.82	1.4	$37
Granted	926,418	49.22
Vested	(388,032)	67.83
Forfeited	(112,955)	54.39
Non-vested, December 31, 2020	967,044	$51.85	1.7	$50

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 1,524,194, 784,786 and 632,145 shares in 2020, 2019 and 2018 under the ESPP.

NOTE 14. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska and Horizon. Each is a regulated airline by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carrier SkyWest, under which Alaska receives all passenger revenues.

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
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. and Canada under CPAs. This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Year Ended December 31, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	2,350	669	—	—	3,019	—	3,019
CPA revenues	—	—	386	(386)	—	—	—
Mileage Plan other revenue	309	65	—	—	374	—	374
Cargo and other	170	—	—	3	173	—	173
Total Operating Revenues	2,829	734	386	(383)	3,566	—	3,566
Operating Expenses
Non-fuel operating expenses	3,630	993	323	(399)	4,547	71	4,618
Fuel expense	569	162	—	—	731	(8)	723
Total Operating Expenses	4,199	1,155	323	(399)	5,278	63	5,341
Total Non-operating Income (Expense)	(19)	—	(22)	2	(39)	(26)	(65)
Income (Loss) Before Income Tax	$(1,389)	$(421)	$41	$18	$(1,751)	$(89)	$(1,840)

	Year Ended December 31, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	6,750	1,345	—	—	8,095	—	8,095
CPA revenues	—	—	450	(450)	—	—	—
Mileage Plan other revenue	419	46	—	—	465	—	465
Cargo and other	212	3	1	5	221	—	221
Total Operating Revenues	7,381	1,394	451	(445)	8,781	—	8,781
Operating Expenses
Non-fuel operating expenses	4,778	1,097	385	(464)	5,796	44	5,840
Fuel expense	1,589	295	—	—	1,884	(6)	1,878
Total Operating Expenses	6,367	1,392	385	(464)	7,680	38	7,718
Total Non-operating Income (Expense)	(21)	—	(28)	2	(47)	—	(47)
Income (Loss) Before Income Tax	$993	$2	$38	$21	$1,054	$(38)	$1,016

	Year Ended December 31, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	6,474	1,157	—	—	7,631	—	7,631
CPA revenues	—	—	508	(508)	—	—	—
Mileage Plan other revenue	397	37	—	—	434	—	434
Cargo and other	192	3	4	—	199	—	199
Total Operating Revenues	7,063	1,197	512	(508)	8,264	—	8,264
Operating Expenses
Non-fuel operating expenses	4,577	1,024	465	(513)	5,553	132	5,685
Fuel expense	1,652	262	—	—	1,914	22	1,936
Total Operating Expenses	6,229	1,286	465	(513)	7,467	154	7,621
Total Non-operating Income (Expense)	(25)	(11)	(20)	(2)	(58)	—	(58)
Income (Loss) Before Income Tax	$809	$(100)	$27	$3	$739	$(154)	$585
(a)Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.
(c)Includes payroll support program grant wage offsets, special items and mark-to-market fuel-hedge accounting adjustments.

	2020	2019	2018
Depreciation and amortization:
Mainline	$346	$337	$316
Horizon	74	86	82
Consolidated	$420	$423	$398

Capital expenditures:
Mainline	$194	$605	$571
Horizon	12	91	389
Consolidated	$206	$696	$960

Total assets at end of period:
Mainline	$19,754	$19,207
Horizon	1,170	1,266
Consolidating & Other	(6,878)	(7,480)
Consolidated	$14,046	$12,993

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2020, the Company continued to update its control structure associated with a new revenue accounting system. Other than these updates, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2020.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alaska Air Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 26, 2021

ITEM 9B. OTHER INFORMATION

Explanatory Note

On November 9, 2020, Alaska Air Group, Inc. (the Company), the parent company of Alaska Airlines, Inc. (Alaska Airlines) and Horizon Air Industries, Inc. (Horizon Air), filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the transition of Bradley Tilden from the role of Chairman and Chief Executive Officer of the Company to non-executive Chairman of the Company's Board of Directors, and the appointment of Benito Minicucci to the role of Chief Executive Officer (CEO) of the Company and Alaska Airlines, effective March 31, 2021.

Departure of Certain Officers; Election of Directors; Appointment of Certain Officers

Upon reconsideration and in keeping with prior CEO transitions at the Company, the Board agreed that Mr. Tilden would continue to serve as executive Chairman of the Board and the Alaska Airlines and Horizon Air boards of directors following his retirement as CEO.

Compensation Arrangements with Mr. Tilden

On February 25, 2021, the Compensation and Leadership Development Committee of the Board (the “Committee”) approved Mr. Tilden’s compensation as executive Chairman of the Board. Effective March 31, 2021, Mr. Tilden will receive an annual base salary of $200,000 and a target long-term incentive (“LTI”) award of $100,000 in the form of restricted stock units (“RSUs”), which is the same value as the independent directors’ annual stock retainer. The RSUs vest on the first anniversary of the grant. Mr. Tilden will not participate in the Company’s short-term cash incentive programs after he retires as CEO.

Compensation Arrangements with Mr. Minicucci

Also on February 25, 2021, in connection with the expanded responsibilities of Mr. Minicucci upon his transition to the role of CEO, the Committee approved an annual compensation package for Mr. Minicucci with an annual base salary of $580,000 and a target annual short-term cash incentive program opportunity equal to 130% of his base salary.

Based on this new compensation level, and consistent with its customary practice, the Committee approved and granted Mr. Minicucci an LTI award under the Company’s 2016 Performance Incentive Plan at a target value of $2.75 million. One-half of the LTI award is made up of performance share units (“PSUs”), 25% is in the form of RSUs, and 25% is in the form of incentive stock options. The RSUs cliff vest on the third anniversary of the grant, the PSUs vest based on the results of goals set for a three-year performance period, while the options vest at the rate of 25% per year over a four-year term.

Mr. Minicucci may not realize the full value of his CEO compensation package during any period in which executive compensation limitations under the CARES Act apply. The Company will continue to monitor and administer its executive compensation program in accordance with CARES Act requirements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 (hereinafter referred to as our “2021 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,590,514(1)	$60.54(2)	5,893,374(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	2,590,514	$60.54	5,893,374
(1)Of these shares, 209,036 and 901,834 were subject to options then outstanding under the 2008 Plan and 2016 Plan, 1,902 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan and 1,479,644 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2016 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved.
(2)This number does not reflect the 1,481,546 shares that were subject to outstanding stock unit awards granted under the 2008 and 2016 Plans.
(3)Of the aggregate number of shares that remained available for future issuance, no shares were available under the 2008 Plan, 3,035,800 shares were available under the 2016 Plan and 2,857,574 shares were available under the ESPP. Subject to certain express limits of the 2016 Plan, shares available for award purposes under the 2016 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2016 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2021 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 26, 2021
Bradley D. Tilden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2021 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ SHANE R. TACKETT	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Shane R. Tackett

/s/ CHRISTOPHER M. BERRY	Vice President Finance and Controller (Principal Accounting Officer)
Christopher M. Berry

/s/ BENITO MINICUCCI	President, Alaska Airlines, Inc. and Director
Benito Minicucci

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ JESSE J. KNIGHT, Jr.	Director
Jesse J. Knight, Jr.

/s/ SUSAN J. LI	Director
Susan J. Li

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
4.1*†	Closing Date Warrant to Purchase Common Stock, dated January 15, 2021
4.2*†	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021
4.3*†	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021
4.4*†	Amended and Restated Promissory Note, dated February 5, 2021 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors
10.1#†	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.
10.2#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.3#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.4#	Supplemental Agreement No. 39 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q	May 7, 2015	10.1
10.5#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.6^	A320 Aircraft Purchase Agreement, dated as of December 29, 2010, between Airbus S.A.S. and Virgin America Inc.	S-1/A^	October 7, 2014	10.15
10.7*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.8*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.10*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.11*	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, as Amended for the Offering Period Commencing March 1, 2017	10-K	February 28, 2017	10.18
10.12*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.13*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.14*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.15*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2016	10.15
10.16*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 16, 2019	10-K	February 14, 2019	10.26
10.17*	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-K	February 12, 2020	10.24
10.18*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 7, 2020	10-Q	May 14, 2020	10.6
10.19*†	Payroll Support Program Extension Agreement, dated January 15, 2021, between Alaska Airlines, Inc. and the United States Department of the Treasury
10.20*†	Joinder Agreement to the Payroll Support Program Extension Agreement, dated January 15, 2021, between Horizon Air Industries, Inc. and the United States Department of the Treasury
10.21*†	Amended and Restated Warrant Agreement, dated February 5, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury
10.22*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement

10.23*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement
10.24*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement
10.25*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
^	Filed by Virgin America Inc., File Number 333-197660