Form 10-Q
period 2021-03-31
ALASKA AIR GROUP, INC.
filed 2021-05-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant has 124,481,793 common shares, par value $0.01, outstanding at April 30, 2021.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2020. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,076	$1,370
Marketable securities	2,473	1,976
Total cash and marketable securities	3,549	3,346
Receivables - net	517	480
Inventories and supplies - net	57	57
Prepaid expenses, assets held-for-sale, and other current assets	161	123
Total Current Assets	4,284	4,006

Property and Equipment
Aircraft and other flight equipment	7,933	7,761
Other property and equipment	1,407	1,398
Deposits for future flight equipment	420	583
	9,760	9,742
Less accumulated depreciation and amortization	3,616	3,531
Total Property and Equipment - Net	6,144	6,211

Operating lease assets	1,423	1,400
Goodwill	1,943	1,943
Intangible assets - net	105	107
Other noncurrent assets	363	379
Other Assets	3,834	3,829

Total Assets	$14,262	$14,046

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$133	$108
Accrued wages, vacation and payroll taxes	456	527
Air traffic liability	1,297	1,073
Other accrued liabilities	541	424
Deferred revenue	818	733
Current portion of operating lease liabilities	271	290
Current portion of long-term debt	1,246	1,138
Total Current Liabilities	4,762	4,293

Long-Term Debt, Net of Current Portion	2,325	2,357

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,283	1,268
Deferred income taxes	365	407
Deferred revenue	1,507	1,544
Obligation for pension and postretirement medical benefits	663	665
Other liabilities	482	524
	4,300	4,408
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2021 - 133,792,045 shares; 2020 - 133,567,534 shares, Outstanding: 2021 - 124,442,101 shares; 2020 - 124,217,590 shares	1	1
Capital in excess of par value	409	391
Treasury stock (common), at cost: 2021 - 9,349,944 shares; 2020 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(494)	(494)
Retained earnings	3,633	3,764
	2,875	2,988
Total Liabilities and Shareholders' Equity	$14,262	$14,046

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Operating Revenues
Passenger revenue	$659	$1,481
Mileage Plan other revenue	94	109
Cargo and other	44	46
Total Operating Revenues	797	1,636
Operating Expenses
Wages and benefits	493	612
Variable incentive pay	33	7
Payroll Support Program grant wage offset	(411)	—
Aircraft fuel, including hedging gains and losses	203	384
Aircraft maintenance	81	115
Aircraft rent	62	81
Landing fees and other rentals	129	131
Contracted services	51	72
Selling expenses	33	55
Depreciation and amortization	97	108
Food and beverage service	23	49
Third-party regional carrier expense	30	37
Other	105	143
Special items - impairment charges and other	18	160
Special items - restructuring charges	11	—
Special items - merger-related costs	—	3
Total Operating Expenses	958	1,957
Operating Loss	(161)	(321)
Nonoperating Income (Expense)
Interest income	7	9
Interest expense	(32)	(13)
Interest capitalized	3	3
Other - net	10	5
Total Nonoperating Income (Expense)	(12)	4
Loss Before Income Tax	(173)	(317)
Income tax benefit	(42)	(85)
Net Loss	$(131)	$(232)

Basic Loss Per Share:	$(1.05)	$(1.89)
Diluted Loss Per Share:	$(1.05)	$(1.89)
Shares used for computation:
Basic	124.299	122.818
Diluted	124.299	122.818

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net Loss	$(131)	$(232)

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	(11)	(1)
Reclassification of (gain) loss into Other - net nonoperating income (expense)	(4)	(3)
Income tax effect	3	1
Total	(12)	(3)

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income	8	7
Income tax effect	(2)	(2)
Total	6	5

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	8	(25)
Reclassification of loss into Aircraft rent	—	1
Income tax effect	(2)	5
Total	6	(19)

Other Comprehensive Income (Loss)	—	(17)

Comprehensive Loss	$(131)	$(249)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
Net loss	—	—	—	—	—	(131)	(131)
Other comprehensive income (loss)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	12
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued under stock plans	0.225	—	(2)	—	—	—	(2)
Balances at March 31, 2021	124.442	$1	$409	$(674)	$(494)	$3,633	$2,875

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
Net loss	—	—	—	—	—	(232)	(232)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Common stock repurchase	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.375 per share)	—	—		—	—	(45)	(45)
Stock issued under stock plans	0.123	—	—	—	—	—	—
Balance at March 31, 2020	122.585	$1	$314	$(674)	$(482)	$4,856	$4,015

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net Loss	$(131)	$(232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97	108
Stock-based compensation and other	12	9
Special items - impairment charges and other	18	160
Special items - restructuring charges	11	—
Changes in certain assets and liabilities:
Changes in deferred tax provision	(39)	(44)
Increase in air traffic liability	224	210
Increase in deferred revenue	48	33
Other - net	(73)	(211)
Net cash provided by operating activities	167	33
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(3)	(57)
Other flight equipment	(11)	(35)
Other property and equipment	(13)	(27)
Total property and equipment additions, including capitalized interest	(27)	(119)
Purchases of marketable securities	(1,243)	(527)
Sales and maturities of marketable securities	732	511
Other investing activities	(5)	8
Net cash used in investing activities	(543)	(127)
Cash flows from financing activities:
Proceeds from issuance of debt	189	825
Common stock repurchases	—	(31)
Dividends paid	—	(45)
Long-term debt payments	(115)	(60)
Other financing activities	8	(5)
Net cash provided by financing activities	82	684
Net increase (decrease) in cash, cash equivalents, and restricted cash	(294)	590
Cash, cash equivalents, and restricted cash at beginning of period	1,386	232
Cash, cash equivalents, and restricted cash at end of the period	$1,092	$822

Cash paid during the period for:
Interest (net of amount capitalized)	$50	$9
Income taxes	—	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$1,076	$811
Restricted cash included in Prepaid expenses, assets held-for-sale, and other current assets	16	11
Total cash, cash equivalents, and restricted cash at end of the period	$1,092	$822

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three months ended March 31, 2021 are not necessarily indicative of operating results for the entire year.

NOTE 2. COVID-19 PANDEMIC

The public health and economic crisis resulting from the outbreak of COVID-19 in the first quarter of 2020 continues to have a significant impact on the Company. Although the relaxation of restrictions by state and local governments and the rollout of vaccination programs have allowed for the return of some demand, passenger enplanements remain significantly below pre-pandemic levels. As a result, we continue to fly far less capacity than normal.

Beginning in 2020, the Company implemented various cost-saving initiatives, including permanently parking aircraft, restructuring the workforce through early-out and incentive leave programs, and obtaining funding available under programs offered by the U.S. Treasury. The impacts of these programs for the three months ended March 31, 2021 are described below.

Lease Return Costs

When 40 leased Aircraft were removed from operating service in 2020, we recorded an estimate of the expected future lease return costs for the aircraft. Lease return costs include the write off of associated maintenance deposits, as the Company no longer expects to perform maintenance events covered by those deposits. The total net charge recorded in 2020 for aircraft that were permanently parked amounted to $209 million. In the first quarter of 2021, the Company recorded an additional $18 million in incremental costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor, which is classified as Special items - impairment charges and other on the condensed consolidated statement of operations. The lease return cost estimates are based on the Company's best estimate of costs to return aircraft as of the date of this filing.

Workforce restructuring

The Company continues to expect that demand will remain below pre-pandemic levels in 2021, but will continue rebuilding toward 2019 capacity levels. In response, the Company reduced its workforce in 2020 to better align with the expected size of the business. To mitigate the need for involuntary furloughs, various early-out and voluntary leave programs were made available to all frontline work groups, in addition to incentive leave programs made available to Alaska pilots and mechanics. Through these programs over 600 employees took permanent early-outs, and over 3,300 employees took voluntary or incentive leaves. As of March 31, 2021, approximately 2,800 employees remain on a voluntary leave program.

In 2020, as a result of these programs, the Company recorded $220 million in wage expense for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage and lump-sum termination payments. In the first quarter of 2021, the

Company refined capacity expectations and training schedules, and delayed certain recalls to a future period beyond what was anticipated in the accrual at December 31, 2020. As a result, an additional expense of $11 million was recorded as Special items - restructuring charges in the condensed consolidated statement of operations during the three months ended March 31, 2021.

The table below presents a roll forward of the outstanding voluntary leave liability (in millions):

Three Months Ended March 31, 2021
Total voluntary leave liability balance at January 1	$127
Cash payments	(47)
Charges and adjustments	11
Total voluntary leave liability balance at March 31	$91

The outstanding accrual is based on the Company's best estimate of capacity expectations and training schedules for 2021 as of the date of this filing. The Company will make the majority of the remaining cash payments associated with this liability in 2021. The balance is reflected in accrued wages, benefits and payroll taxes on the condensed consolidated balance sheet.

CARES Act Funding

During the first quarter of 2021, Alaska, Horizon, and McGee finalized agreements with the U.S. Department of the Treasury (the Treasury) through an extension of the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act, made available under the Consolidated Appropriations Act, 2021 (PSP 2). Under PSP 2 and the supporting agreements, Alaska and Horizon received total funds of approximately $539 million in the first quarter of 2021. Subsequent to March 31, 2021, Alaska and Horizon received notification of an additional $80 million in funds made available under PSP 2. Those additional funds were received on April 29, 2021.

On April 29, 2021, Alaska, Horizon and McGee finalized additional agreements with the Treasury under a third round of the PSP, made available under the American Rescue Plan Act of 2021 (PSP 3). Under PSP 3 and the supporting agreements, Alaska, Horizon, and McGee expect to receive total funds of approximately $584 million in the second quarter of 2021.

Of the amounts received during the three months ended March 31, 2021, $136 million represented unsecured debt and was recorded at par, and $8 million represented warrants recorded at fair value using a Black-Scholes model. Both were recorded on the condensed consolidated balance sheet. The remaining $403 million was recorded as grant proceeds. These amounts are inclusive of additional funding of $8 million made available to McGee under the first installment of PSP program (PSP 1). The grant is recorded as an offset to wages, salaries and benefits as eligible expenses are incurred. During the three months ended March 31, 2021, the Company recognized $411 million of the PSP grant proceeds as a wage offset. Included within this $411 million is approximately $8 million for employee retention credits as in the CARES Act. The Company expects to record any remaining wage offsets in the second quarter of 2021.

Total funds contracted from the Treasury under the three Payroll Support Programs are allocated as follows (in millions):

	Grants	Loans	Warrants	Total Proceeds
PSP 1	$757	$293	$9	$1,059
PSP 2	457	159	9	625
PSP 3(a)	431	147	6	584
Total	$1,645	$599	$24	$2,268
(a) - The Company has reached an agreement for total proceeds to be received under PSP 3, however, the allocation of those proceeds are subject to change based on the final Black-Scholes valuation at the funding date.

Funds are exclusively used for continuing to pay employee salaries, wages and benefits. Upon receipt of the funds issued under PSP 3, certain conditions and restrictions were extended. These conditions include, but are not limited to, refraining from conducting involuntary furloughs or reducing employee pay rates through September 30, 2021 and placing limits on executive compensation and severance through April 1, 2023. Alaska Air Group also agreed to continue the suspension of dividends and share repurchases until September 30, 2022.

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

The Company disaggregates revenue by segment in Note 9. The level of detail within the Company’s condensed consolidated statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$525	$1,213
Passenger ancillary revenue	50	116
Mileage Plan passenger revenue	84	152
Total Passenger revenue	$659	$1,481

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Passenger revenue	$84	$152
Mileage Plan other revenue	94	109
Total Mileage Plan revenue	$178	$261

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Cargo revenue	$27	$24
Other revenue	17	22
Total Cargo and other revenue	$44	$46

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $136 million and $489 million from the prior year-end air traffic liability balance for the three months ended March 31, 2021 and 2020.

Given the reduction in demand for air travel stemming from the COVID-19 pandemic, advance bookings and associated cash receipts have been significantly depressed. The Company also experienced elevated cancellations beginning in March 2020 which led to cash refunds or the issuance of credits for future travel. At March 31, 2021, such credits, which are included in the air traffic liability balance, totaled $484 million, net of breakage. In April 2021, the Company announced updated expiration terms for these credits, extending to December 31, 2021 for possible travel through November 30, 2022. Given the ongoing uncertainty in the return of demand for air travel, assumptions about breakage of these credits could change in future periods.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $52 million of such receivables as of March 31, 2021 and $48 million as of December 31, 2020. Given the ongoing uncertainty around the return in demand for air travel, the timing of recognition of mileage credits may differ from current assumptions.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2021	2020
Total Deferred Revenue balance at January 1	$2,277	$1,990
Travel miles and companion certificate redemption - Passenger revenue	(84)	(152)
Miles redeemed on partner airlines - Other revenue	(4)	(22)
Increase in liability for mileage credits issued	136	207
Total Deferred Revenue balance at March 31	$2,325	$2,023
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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2021, total cost basis for all marketable securities was $2.5 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$301	$—	$301	$407	$—	$407
Equity mutual funds	7	—	7	7	—	7
Foreign government bonds	—	19	19	—	20	20
Asset-backed securities	—	284	284	—	224	224
Mortgage-backed securities	—	293	293	—	290	290
Corporate notes and bonds	—	1,515	1,515	—	978	978
Municipal securities	—	54	54	—	50	50
Total Marketable securities	308	2,165	2,473	414	1,562	1,976
Derivative instruments
Fuel hedge - call options	—	41	41	—	15	15
Total Assets	$308	$2,206	$2,514	$414	$1,577	$1,991

Liabilities
Derivative instruments
Interest rate swap agreements	—	(18)	(18)	—	(25)	(25)
Total Liabilities	$—	$(18)	$(18)	$—	$(25)	$(25)

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model based on inputs that are readily available in active markets or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts are determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end multiplied by the total notional value.

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of March 31, 2021.

Maturities for marketable securities (in millions):

March 31, 2021	Cost Basis	Fair Value
Due in one year or less	$1,158	$1,159
Due after one year through five years	1,231	1,246
Due after five years through 10 years	62	61
Total	$2,451	$2,466

Fair Value of Other Financial Instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash, Cash Equivalents, and Restricted Cash: Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates fair value.

The Company's restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs or other contractual rights. Restricted cash consists of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Debt: To estimate the fair value of all fixed-rate debt as of March 31, 2021, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $612 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	March 31, 2021	December 31, 2020
Total fixed-rate debt	$1,728	$1,662

Estimated fair value	$1,839	$1,778

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three months ended March 31, 2021.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	March 31, 2021	December 31, 2020
Fixed-rate notes payable due through 2029	$186	$198
Fixed-rate PSP notes payable due through 2031	426	290
Fixed-rate EETC payable due through 2025 & 2027	1,116	1,174
Variable-rate notes payable due through 2029	1,876	1,866
Less debt issuance costs and unamortized debt discount	(33)	(33)
Total debt	3,571	3,495
Less current portion	1,246	1,138
Long-term debt, less current portion	$2,325	$2,357

Weighted-average fixed-interest rate	4.0%	4.3%
Weighted-average variable-interest rate	1.7%	1.9%

Approximately $591 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2021, effective weighted-average interest rate for the full debt portfolio to 3.1%.

During the three months ended March 31, 2021, the Company issued $189 million of debt, comprising of $136 million of unsecured loans from the PSP and a $54 million issuance of debt. Debt proceeds were offset by $115 million in scheduled debt payments.

The $426 million PSP notes are unsecured senior term loans with a 10-year term, bearing an interest rate of 1% in years 1 through 5, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The PSP notes are prepayable at par without penalty.

CARES Act

In 2020, the Company finalized an agreement with the Treasury to obtain up to $1.9 billion via a secured term loan facility. Obligations under the loan agreement are secured by assets related to, and revenues generated by, Alaska's Mileage PlanTM frequent flyer program, as well as by 30 aircraft and 15 spare engines.

As of March 31, 2021, the Company has drawn $135 million available under the agreement, and may, at its option, borrow additional amounts in up to two subsequent borrowings until May 28, 2021. All proceeds drawn must be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the loan agreement and the applicable provisions of the CARES Act.

In conjunction with the initial draw, the Company granted the Treasury 427,080 warrants to purchase ALK common stock at a strike price of $31.61. The value of the warrants was estimated using a Black-Scholes option pricing model, and the relative fair value of the warrants of $6 million was recorded in stockholders' equity, with an offsetting debt discount to the CARES Act Loan issuance.

Debt Maturity

At March 31, 2021 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2021	$659
2022	796
2023	334
2024	240
2025	396
Thereafter	1,179
Total	$3,604

Bank Lines of Credit

The Company has three credit facilities with capacity totaling $461 million as of March 31, 2021. One of the credit facilities for $120 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The second credit facility for $250 million expires in June 2021 and is secured by aircraft. These two facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $91 million expires in June 2021 and is secured by aircraft..

The Company has an outstanding balance of $363 million on the first and second facilities, which is classified as short-term on the condensed consolidated balance sheet. Subsequent to quarter-end, the Company issued notices to repay the entire outstanding balance. The Company also has secured letters of credit against the third facility. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at March 31, 2021.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2021	2020
Service cost	$13	$13
Pension expense included in Wages and benefits	13	13

Interest cost	14	19
Expected return on assets	(31)	(28)
Recognized actuarial loss	9	9
Pension expense included in Nonoperating Income (Expense)	$(8)	$—

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of March 31, 2021 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)
Remainder of 2021	$111	$124
2022	1,325	173
2023	681	178
2024	183	183
2025	15	188
Thereafter	12	877
Total	$2,327	$1,723
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of March 31, 2021, Alaska had commitments to purchase 51 B737-9 MAX aircraft, with contracted deliveries between 2021 and 2024. Future minimum contractual payments for these aircraft have been updated to reflect the expected delivery timing, but are also subject to change. Horizon also has commitments to purchase three E175 aircraft with deliveries in 2023. Alaska has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2027. In addition, Alaska has options to purchase 52 B737-9 MAX aircraft, and Horizon has options to purchase 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines. In February 2021, an appellate court reversed portions of the lower court decision and significantly reduced the judgment. The determination of total judgment has not been completed as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $22 million, and holds an accrual for $22 million in Other accrued liabilities on the condensed consolidated balance sheets. It did not award injunctive relief against Alaska Airlines.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of March 31, 2021, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.
CARES Act Warrant Issuance
As additional taxpayer protection required under PSP 2, during the three months ended March 31, 2021 the Company granted the Treasury a total of 255,874 warrants to purchase Alaska Air Group (ALK) common stock at a strike price of $52.25, based on the closing price on December 24, 2020. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five-year term.
Total warrants outstanding are as follows as of March 31, 2021:

	Number of shares of ALK common stock	Strike Price
PSP 1	928,127	$31.61
CARES Act loan warrants	427,080	31.61
PSP 2	255,874	52.25
Total	1,611,081

Subsequent to March 31, 2021, Alaska and Horizon received additional funding under PSP 2. As additional taxpayer protection, the Company granted 45,855 warrants to purchase ALK common stock at a strike price of $52.25, based on the closing price on December 24, 2020. Also subsequent to March 31, 2021, Alaska, Horizon, and McGee received a portion of total funding made available under PSP 3. The Company granted 88,395 warrants to purchase ALK common stock at a strike price of $66.39, based on the closing price on March 10, 2021. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five-year term.
Accumulated other comprehensive loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	March 31, 2021	December 31, 2020
Related to marketable securities	$11	$23
Related to employee benefit plans	(492)	(498)
Related to interest rate derivatives	(13)	(19)
Total	$(494)	$(494)

Earnings Per Share (EPS)

EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2021 and 2020, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines – Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with SkyWest, under which Alaska receives all passenger revenues.

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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$506	$153	$—	$—	$659	$—	$659
CPA revenues	—	—	104	(104)	—	—	—
Mileage Plan other revenue	80	14	—	—	94	—	94
Cargo and other	44	—	—	—	44	—	44
Total Operating Revenues	630	167	104	(104)	797	—	797
Operating Expenses
Operating expenses, excluding fuel	893	265	88	(109)	1,137	(382)	755
Economic fuel	174	52	—	(1)	225	(22)	203
Total Operating Expenses	1,067	317	88	(110)	1,362	(404)	958
Nonoperating Income (Expense)
Interest income	7	—	—	—	7	—	7
Interest expense	(27)	—	(5)	—	(32)	—	(32)
Interest capitalized	3	—	—	—	3	—	3
Other - net	10	—	—	—	10	—	10
Total Nonoperating Income (Expense)	(7)	—	(5)	—	(12)	—	(12)
Income (Loss) Before Income Tax	$(444)	$(150)	$11	$6	$(577)	$404	$(173)

	Three Months Ended March 31, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,234	$247	$—	$—	$1,481	$—	$1,481
CPA revenues	—	—	105	(105)	—	—	—
Mileage Plan other revenue	98	11	—	—	109	—	109
Cargo and other	44	—	—	2	46	—	46
Total Operating Revenues	1,376	258	105	(103)	1,636	—	1,636
Operating Expenses
Operating expenses, excluding fuel	1,159	269	92	(110)	1,410	163	1,573
Economic fuel	313	62	—	—	375	9	384
Total Operating Expenses	1,472	331	92	(110)	1,785	172	1,957
Nonoperating Income (Expense)
Interest income	14	—	—	(5)	9	—	9
Interest expense	(12)	—	(5)	4	(13)	—	(13)
Interest capitalized	3	—	—	—	3	—	3
Other - net	6	—	—	(1)	5	—	5
Total Nonoperating Income (Expense)	11	—	(5)	(2)	4	—	4
Income (Loss) Before Income Tax	$(85)	$(73)	$8	$5	$(145)	$(172)	$(317)

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges. See Note A in the accompanying pages for further information.
(c)Includes Payroll Support Program wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	March 31, 2021	December 31, 2020
Mainline	$19,951	$19,754
Horizon	1,200	1,170
Consolidating & Other	(6,889)	(6,878)
Consolidated	$14,262	$14,046

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. This overview summarizes the MD&A, which includes the following sections:

•First Quarter Review—highlights from the first quarter of 2021 outlining some of the major events that happened during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2021. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2021.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Business Recovery and Financial Outlook

The COVID-19 pandemic continues to have a material impact on our business. However, in the first quarter of 2021 we began to see positive momentum toward recovery. Vaccine availability, coupled with the relaxation of restrictions imposed by state and local governments helped to stimulate demand for air travel to the highest level since the onset of the pandemic. Positive revenue and forward booking trends, combined with the benefits from cost-saving measures enacted in 2020 and the PSP wage offset, drove positive operating cash flow of $167 million for the quarter.

During the first quarter of 2021, we also completed key milestones which will be instrumental to our future success. On March 31, 2021, Alaska formally entered the oneworld® alliance as the 14th member airline. Entry into the alliance will move Alaska forward as a global airline and will provide increased connectivity and benefits for our guests and Mileage Plan members. This alliance, coupled with our West Coast International Alliance with American, uniquely positions us for recovery through increased corporate travel and international connectivity.

Also in the first quarter of 2021, we finalized a previously announced deal with Boeing to restructure Alaska's aircraft purchase agreement and increase the number of firm aircraft deliveries. Under the terms of the agreement, Alaska will take delivery of 55 Boeing 737-9 MAX aircraft with options for an additional 52 planes. The deliveries secured under the Boeing agreement, as well as the 13 additional leased 737-9 MAX aircraft from Air Lease Corporation, provide Alaska with the ability to replace most of the outgoing leased Airbus fleet with more fuel efficient and cost-effective Boeing aircraft. The first four aircraft available under this agreement were delivered in the first quarter, with two entering revenue service in March.

In 2021, guidance will be compared to 2019 as we believe it provides meaningful indication of the pace and quality of recovery to pre-pandemic levels. For the second quarter, we are planning for capacity to be approximately 20% below the same period in 2019. We expect to see continued increases in passenger counts during the summer travel season and as more destinations relax restrictions and the vaccine rollout continues. As we have been measured in returning capacity and optimizing the aircraft gauge for flown routes, we anticipate second quarter load factors to range between 70% to 75%.

Our outlook, and the guidance provided, is sensitive to health trends, the vaccine rollout, and regulations and restrictions imposed by state, local and federal authorities. Our plans for 2021 will be responsive to emerging information and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. Our people are focused on keeping our costs low, running a great operation, and welcoming guests back to travel with Next-Level Care to ensure they are safe and comfortable when they fly. These competitive advantages we have cultivated over many years will continue to serve us well in 2021 and beyond, and we are confident that we are prepared to meet the challenges ahead and that we will emerge from the pandemic a stronger and more resilient airline.

Sustainability Updates

As we move into a new phase of recovery, we have shifted attention back to our 2025 strategic plan, which was announced in 2019. Recently, we published updates on our 2025 goals, which include increased commitments towards diversity, equity and inclusion, as well as expanded sustainability efforts. We have highlighted our commitment and support for equity in education through a new 737-900ER livery designed in partnership with the United Negro College Fund. Additionally, in April 2021, we announced strengthened commitments to reduce our carbon footprint, including joining the Amazon Climate Pledge, which calls for reducing our carbon emissions to net-zero by 2040. In order to achieve this, we have identified specific areas of focus, and have placed emphasis on goals which are achievable by 2025, including becoming the most fuel-efficient U.S. airline and reducing emissions from ground service equipment by 50%.

As a reflection of the importance of the commitments made, we have tied a portion of long-term executive compensation to achievement of diversity goals. Additionally, we have incorporated a carbon emission target into our company-wide performance-based pay program.

Financial Overview

Our consolidated pre-tax loss for the first quarter of 2021 was $173 million, compared to a pre-tax loss of $317 million in the first quarter of 2020. The $144 million improvement is primarily driven by the $411 million wage offset from the extension of the Payroll Support Program of the CARES Act, as well as lower wages and benefits and aircraft fuel due to decreased flight activity. These benefits were offset by a decrease of $839 million in operating revenue, primarily a result of reduced demand for business and leisure travel during the COVID-19 pandemic.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of the Payroll Support Program grant wage offset, special items, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

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

•Adjusted income before income tax (and other items as specified in our plan documents) is an important metrics for the employee annual cash incentive plan, which covers the majority of employees within the Air Group organization.

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

	Three Months Ended March 31,
	2021	2020	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	4,666	8,932	(47.8)%
RPMs (000,000) "traffic"	5,393	10,656	(49.4)%
ASMs (000,000) "capacity"	10,397	15,304	(32.1)%
Load factor	51.9%	69.6%	(17.7) pts
Yield	12.22¢	13.90¢	(12.1)%
RASM	7.67¢	10.69¢	(28.3)%
CASM excluding fuel and special items(b)	10.93¢	9.22¢	18.5%
Economic fuel cost per gallon(b)	$1.79	$1.93	(7.3)%
Fuel gallons (000,000)	126	194	(35.1)%
ASMs per fuel gallon	82.4	78.9	4.4%
Average full-time equivalent employees (FTEs)	17,140	22,473	(23.7)%
Mainline Operating Statistics:
Revenue passengers (000)	3,151	6,675	(52.8)%
RPMs (000,000) "traffic"	4,589	9,582	(52.1)%
ASMs (000,000) "capacity"	8,853	13,697	(35.4)%
Load factor	51.8%	70.0%	(18.2) pts
Yield	11.02¢	12.88¢	(14.4)%
RASM	7.11¢	10.05¢	(29.3)%
CASM excluding fuel and special items(b)	10.08¢	8.46¢	19.1%
Economic fuel cost per gallon(b)	$1.77	$1.92	(7.8)%
Fuel gallons (000,000)	98	163	(39.9)%
ASMs per fuel gallon	90.3	84.0	7.5%
Average FTEs	12,473	16,818	(25.8)%
Aircraft utilization	8.5	10.1	(15.8)%
Average aircraft stage length	1,303	1,306	(0.2)%
Operating fleet(d)	201	225	(24) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	1,515	2,257	(32.9)%
RPMs (000,000) "traffic"	804	1,074	(25.1)%
ASMs (000,000) "capacity"	1,544	1,607	(3.9)%
Load factor	52.1%	66.8%	(14.7 pts)
Yield	19.04¢	23.04¢	(17.4)%
RASM	10.84¢	16.09¢	(32.6)%
Operating fleet	94	94	— a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft permanently removed from operating service.

Given the unusual nature of 2020, we believe that some analysis of specific financial and operational results compared to 2019 provides meaningful insight. The table below includes comparative results from 2021 to 2019.

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2019 RESULTS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
	2021	2019		Change
Passenger revenue	$659	$1,716		(62)%
Mileage plan other revenue	94	110		(15)%
Cargo and other	44	50		(12)%
Total operating revenues	$797	$1,876		(58)%

Operating expense, excluding fuel and special items	$1,137	$1,405		(19)%
Economic fuel	203	420		(52)%
Special items	(382)	26		NM
Total operating expenses	$958	$1,851		(48)%

Total nonoperating expense	(12)	(19)		(37)%
Income (loss) before income tax	$(173)	$6		NM

Consolidated Operating Statistics(a):
Revenue passengers (000)	4,666	10,417		(55)%
RPMs (000,000) "traffic"	5,393	12,449		(57)%
ASMs (000,000) "capacity"	10,397	15,508		(33)%
Load Factor	51.9%	80.3%	(28.4)	pts
Yield	12.22¢	13.78¢		(11)%
RASM	7.67¢	12.10¢		(37)%
CASMex	10.93¢	9.06¢		21%
FTEs	17,140	21,832		(21)%
(a) 2019 comparative operating statistics have been recalculated using the information presented above, and as filed in our first quarter 2019 Form 10-Q

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2021 TO THREE MONTHS ENDED MARCH 31, 2020

Our consolidated net loss for the three months ended March 31, 2021 was $131 million, or $1.05 per share, compared to a net loss of $232 million, or $1.89 per share, for the three months ended March 31, 2020.

Excluding the impact of the Payroll Support Program grant wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted net loss for the first quarter of 2021 was $436 million, or $3.51 per share, compared to an adjusted net loss of $102 million, or $0.83 per share, in the first quarter of 2020. The following tables reconcile our adjusted net loss per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2021		2020
(in millions, except per share amounts)	Dollars	EPS	Dollars	EPS
GAAP net loss per share	$(131)	$(1.05)	$(232)	$(1.89)
Payroll Support Program grant wage offset	(411)	(3.31)	—	—
Mark-to-market fuel hedge adjustments	(22)	(0.18)	9	0.07
Special items - impairment charges and other	18	0.14	160	1.30
Special items - restructuring charges	11	0.09	—	—
Special items - merger-related costs	—	—	3	0.03
Income tax effect of reconciling items above	99	0.80	(42)	(0.34)
Non-GAAP adjusted net loss per share	$(436)	$(3.51)	$(102)	$(0.83)

CASM reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2021		2020		% Change
Consolidated:
CASM	9.21	¢	12.79	¢	(28)%
Less the following components:
Payroll Support Program grant wage offset	(3.95)		—		NM
Aircraft fuel, including hedging gains and losses	1.95		2.51		(22)%
Special items - impairment charges and other	0.17		1.04		(83.6)
Special items - restructuring charges	0.11		—		NM
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	10.93	¢	9.22	¢	19%

Mainline:
CASM	8.07	¢	11.55	¢	(30)%
Less the following components:
Payroll Support Program grant wage offset	(4.06)		—		NM
Aircraft fuel, including hedging gains and losses	1.72		2.35		(27)%
Special items - impairment charges and other	0.20		0.72		NM
Special items - restructuring charges	0.13		—		NM
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	10.08	¢	8.46	¢	19%

OPERATING REVENUES

Total operating revenues decreased $839 million, or 51%, during the first quarter of 2021 compared to the same period in 2020. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Passenger revenue	$659	$1,481	(56)%
Mileage Plan other revenue	94	109	(14)%
Cargo and other	44	46	(4)%
Total operating revenues	$797	$1,636	(51)%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first quarter of 2021 decreased by $822 million, or 56%, on a 49% decline in traffic and a 12% decrease in yield. Although demand remains depressed due to the COVID-19 pandemic, which impacted revenues beginning in March 2020, we began to see increasing load factors in March 2021 stimulated by the relaxation of state and local restrictions and distribution of vaccinations. These improvements were offset by lower yields, stemming from promotional activities undertaken to stimulate demand and increase bookings during what is typically a low booking period.

We expect to see continued revenue improvement, primarily driven by leisure travelers, in the second quarter.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue decreased $15 million, or 14%, as compared to the same prior-year period, largely due to a reduction in awards by Alaska Mileage Plan members redeemed on other airlines, coupled with a reduction in commissions from our bank card partners.

OPERATING EXPENSES

Total operating expenses decreased $999 million, or 51%, compared to the first quarter of 2020. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Fuel expense	$203	$384	(47)%
Non-fuel operating expenses, excluding special items	1,137	1,410	(19)%
Payroll Support Program grant wage offset	(411)	—	NM
Special items - impairment charges and other	18	160	(89)%
Special items - restructuring charges	11	—	NM
Special items - merger-related costs	—	(3)	(100)%
Total operating expenses	$958	$1,957	(51)%

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

Aircraft fuel expense decreased $181 million, or 47%, compared to the first quarter of 2020. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2021		2020
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$222	$1.77	$370	$1.91
Losses on settled hedges	3	0.02	5	0.02
Consolidated economic fuel expense	225	1.79	$375	$1.93
Mark-to-market fuel hedge adjustments	(22)	(0.18)	9	0.05
GAAP fuel expense	$203	$1.61	$384	$1.98
Fuel gallons	126		194

Raw fuel expense per gallon for the three months ended March 31, 2021 decreased by approximately 7% due to lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2021 was primarily driven by a 37% decrease in refining margins, offset by a 24% increase in crude oil prices when compared to the prior year. Adjustments to inventory held in the first quarter of 2020, which were not required in the first quarter of 2021, also contributed to the year-over-year reduction, coupled with a decline in consumption of 68 million gallons, or 35%, on a reduction in scheduled departures.

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

Losses recognized for hedges that settled during the first quarter were $3 million in 2021, compared to losses of $5 million in the same period in 2020. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset and special items. Significant operating expense variances from 2020 are more fully described below.

	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Wages and benefits	$493	$612	(19)%
Variable incentive pay	33	7	371%
Aircraft maintenance	81	115	(30)%
Aircraft rent	62	81	(23)%
Landing fees and other rentals	129	131	(2)%
Contracted services	51	72	(29)%
Selling expenses	33	55	(40)%
Depreciation and amortization	97	108	(10)%
Food and beverage service	23	49	(53)%
Third-party regional carrier expense	30	37	(19)%
Other	105	143	(27)%
Total non-fuel operating expenses, excluding special items	$1,137	$1,410	(19)%

Wages and Benefits

Wages and benefits decreased during the first quarter of 2021 by $119 million, or 19%, compared to 2020. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Wages	$357	$453	(21)%
Pension - Defined benefit plans service cost	13	13	—%
Defined contribution plans	32	38	(16)%
Medical and other benefits	65	76	(14)%
Payroll taxes	26	32	(19)%
Total wages and benefits	$493	$612	(19)%

Wages decreased $96 million, or 21%, on a 24% reduction in FTEs. Decreased wages as compared to the prior period are primarily the result of voluntary early-outs, as well as leaves of absence and incentive lines accepted in 2020 which have carried into 2021. The reductions to defined-contribution plan expense, medical and other benefits, and payroll taxes are a direct result of the decline in wages.

Variable Incentive Pay

Variable incentive pay expense increased $26 million, or 371%, during the first quarter of 2021 compared to the same period in 2020 on increased expectation of achievement of key financial and operational metrics.

Aircraft Maintenance

Aircraft maintenance expense decreased by $34 million, or 30%, during the first quarter of 2021 compared to the same period in 2020. This is primarily due to a significant reduction in engine events and heavy checks, coupled with lower spend on components and materials, on reduced utilization of our aircraft. Further contributing to the year-over-year decline is a reduction in project spend, which was largely halted in March 2020.

We expect increased aircraft maintenance expense in the second quarter as we return capacity and increase utilization of our aircraft.

Landing fees and other rentals

Landing fees and other rentals decreased by $2 million, or 2%, during the first quarter of 2021 compared to the same period in 2020 on a 30% decrease in departures. Decreased departure-related costs were largely offset by rate increases at many of our hub airports.

We expect landing fees and other rentals to increase in the second quarter as we increase capacity and departures on increased rates at many of our hub airports, and due to a renegotiated lease at our largest airport hub, Seattle-Tacoma International Airport.

Contracted Services

Contracted services decreased by $21 million, or 29%, during the first quarter of 2021 compared to the same period in 2020 driven primarily by decreased departures and passengers as compared to the prior-year period as a result of the COVID-19 pandemic.

Selling Expense

Selling expense decreased by $22 million, or 40%, during the first quarter of 2021 compared to the same period in 2020, primarily driven by a significant reduction in distribution costs and credit card commissions. Reduced marketing spend and sponsorship costs also contributed to the year-over-year decline given the renegotiation of certain contracts.

We anticipate increased selling expense in the second quarter consistent with increased bookings as demand for air travel grows.

Food and Beverage Service

Food and beverage service decreased by $26 million, or 53%, during the first quarter of 2021 compared to the same period in 2020. This decrease is consistent with the overall reduction in revenue passengers as compared to the prior-year period, as well as temporary elimination of buy-on-board service.

We expect food and beverage service to increase in the second quarter as we increase service offerings onboard our aircraft.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, decreased by $7 million, or 19%, during the first quarter of 2021 compared to the same period in 2020. The reduction in expense is primarily due to a pass through of CARES Act PSP funding received in the first quarter to offset SkyWest pilot and flight attendant wages and benefits.
Special Items - Impairment and other charges

We recorded impairment and other charges of $18 million in the first quarter of 2021, consisting of costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor.

Special Items - Restructuring charges

We recorded restructuring charges of $11 million in the first quarter of 2021 for pilots on incentive lines as a result of delayed recalls beyond what was anticipated at December 31, 2020 due to training limitations and other factors.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded a pre-tax loss of $444 million in the first quarter of 2021, compared to a pre-tax loss of $85 million in the first quarter of 2020. The $359 million incremental loss recorded was primarily driven by a $728 million decrease in Passenger revenues as a result of the COVID-19 pandemic, offset by a $266 million decrease in non-fuel operating costs and a $139 million decrease in economic fuel cost.

The decrease in Mainline passenger revenue for the first quarter of 2021 was primarily driven by a 52% decline in traffic on a 35% decrease in capacity. The overall decreases in both traffic and capacity were driven by the significant reduction in demand as a result of the COVID-19 pandemic.

Non-fuel operating expenses decreased significantly on cost savings driven by reduced variable costs on reduced capacity, as well as decreased wages and benefits expense from voluntary leaves of absence and reduced aircraft rent charges as a result of impairment recorded in 2020. Lower raw fuel prices, combined with a 40% decrease in gallons consumed, drove the decline in Mainline fuel expense.

Regional

Regional operations generated a pretax loss of $150 million in the first quarter of 2021, compared to a pretax loss of $73 million in the first quarter of 2020. The increase in the pretax loss was attributable to a $91 million decline in operating revenues, partially offset by a $10 million decrease in fuel costs and a $4 million decrease in non-fuel operating expenses.

Regional passenger revenue decreased 38% compared to the first quarter of 2020, primarily driven by a 25% decline in traffic on a 4% decrease in capacity. The overall decrease in both traffic and capacity are driven by the significant reduction in demand as a result of the COVID-19 pandemic.

The decrease in non-fuel operating expenses is primarily due to the pass through of CARES Act PSP funding received in the first quarter to offset SkyWest pilot and flight attendant wages and benefits.
Horizon

Horizon achieved a pretax profit of $11 million in the first quarter of 2021 compared to $8 million in the first quarter of 2020. Profit recorded by Horizon in the first quarter is primarily the result of incremental flying as a proportion of overall Air Group capacity as compared to the prior year. Horizon revenues are recorded based upon purchased capacity, and are not impacted by changes to ticket prices and customer demand. Horizon profit is also the result of continued significant cost reduction efforts implemented in response to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take action to reduce costs, manage liquidity and help to preserve the relative strength of our balance sheet. In 2020, we took significant actions to enhance and preserve our liquidity, withstand depressed demand, and prepare for the recovery ahead. In 2021 we have achieved the following, which we believe positions us well for recovery:

•Generated positive operating cash flow of $167 million, bolstered by improved advance bookings for increased demand for air travel and inclusive of approximately $400 million of PSP grant funding;

•Decreased adjusted net debt to $1.6 billion at March 31, 2021 from $1.7 billion at December 31, 2020;

•Received a combined $546 million of grants and loans from the U.S. Treasury under an extension of the PSP, and anticipate a supplemental payment of $80 million in late April under PSP 2;

•Received notification from the U.S. Treasury that Alaska, Horizon and McGee are eligible to obtain an additional $584 million in incremental payroll support funding under a third round of the PSP;

•Finalized a previously announced amendment to the existing aircraft purchase agreement with Boeing, which significantly reduced our 2021 capital commitments and provides slide rights to defer as much as $350 million of our commitments from 2022 to later years, and;

•Maintained low capital expenditures, which are expected to range between $150 million to $200 million during 2021, including renegotiated timing of pre-delivery payments and deferral of non-essential capital projects.

Although we have no plans to access equity markets at this time, we believe our equity would be of high interest to investors. Alaska also has access to $1.8 billion in additional funding made available under the CARES Act loan program, although there currently is no expectation that we will draw on those funds.

As the business continues to recover and eventually returns to profitability, reducing outstanding debt and strengthening our balance sheet will be a high priority. Based on our expectations about the recovery ahead, we expect to generate cash flow from operations of $450 million to $550 million in the second quarter including funds received as part of the CARES Act PSP.

We believe that our current cash and marketable securities balance, combined with available sources of liquidity, will be sufficient to fund our operations and meet our debt payment obligations, and to remain in compliance with the financial debt covenants in existing financing arrangements for the foreseeable future.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2021	December 31, 2020	Change
Cash and marketable securities	$3,549	$3,346	6%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	130%	94%	36 pts
Total debt	3,571	3,495	2%
Shareholders’ equity	$2,875	$2,988	(4)%

Debt-to-capitalization, adjusted for operating leases
(in millions)	March 31, 2021	December 31, 2020	Change
Long-term debt, net of current portion	$2,325	$2,357	(1)%
Capitalized operating leases	1,554	1,558	—%
COVID-19 related borrowings(a)	788	734	7%
Adjusted debt, net of current portion of long-term debt	$4,667	$4,649	—%
Shareholders' equity	2,875	2,988	(4)%
Total invested capital	$7,542	$7,637	(1)%

Debt-to-capitalization, including operating leases	62%	61%	1 pt
(a)To best reflect our leverage, we included the short-term borrowings stemming from the COVID-19 pandemic in the above calculation, although these borrowings are classified as current in the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	March 31, 2021	December 31, 2020
Current portion of long-term debt	$1,246	$1,138
Current portion of operating lease liabilities	271	290
Long-term debt, net of current portion	2,325	2,357
Long-term operating lease liabilities, net of current portion	1,283	1,268
Total adjusted debt	5,125	5,053
Less: Cash and marketable securities	(3,549)	(3,346)
Adjusted net debt	$1,576	$1,707

(in millions)	Twelve Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
GAAP Operating Loss(a)	$(1,615)	$(1,775)
Adjusted for:
Payroll Support Program grant wage offset and special items	(474)	71
Mark-to-market fuel hedge adjustments	(39)	(8)
Depreciation and amortization	409	420
Aircraft rent	280	299
EBITDAR	$(1,439)	$(993)
Adjusted net debt to EBITDAR	(1.1x)	(1.7x)
(a)Operating loss can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2021, net cash provided by operating activities was $167 million, compared to $33 million during the same period in 2020. The $134 million increase in our operating cash flows is primarily attributable to a $101 million improvement to net loss, aided by the receipt and recognition of $403 million in PSP grant funding made available by the U.S. Treasury. Additionally, improvement in our operating cash flows is due to increased advanced bookings and significant reduction in refund activity when compared to the first quarter of 2020.

Cash Used in Investing Activities

Cash used in investing activities was $543 million during the first three months of 2021, compared to $127 million during the same period of 2020. The increase to cash used in investing activities is primarily due to an increase in net purchases of marketable securities, which were $511 million in the first three months of 2021, compared to $16 million in the three months ended March 31, 2020. Increased net purchases is primarily driven by additional cash on hand from borrowings and the PSP program, which allowed the Company to invest additional funds. These increases were offset by reduced capital expenditures in 2021 as a result of postponing non-critical capital expenditures beginning in March 2020.

Cash Provided by Financing Activities

Cash from financing activities was $82 million during the first three months of 2021 compared to cash provided by financing activities of $684 million during the same period in 2020. During the first three months of 2021, we had proceeds from debt issuances of $189 million, primarily a result of the loan portion of the proceeds from the CARES Act PSP, compared to $825 million issued in 2020 in response to the COVID-19 pandemic. These proceeds were partially offset by debt payments of $115 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of March 31, 2021, we have firm orders to purchase 54 aircraft, and firm commitments to lease 13 aircraft. Alaska also has cancellable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2027. At this time, we do not expect to take delivery of these 30 Airbus aircraft. Alaska also has options to acquire 52 B737-9 MAX aircraft with deliveries from 2023 through 2026, and Horizon has options to acquire 30 E175 aircraft with deliveries from 2022 through 2024. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of March 31, 2021:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	March 31, 2021	2021 Additions	2021 Removals	Dec 31, 2021	2022 Changes	Dec 31, 2022	2023 Changes	Dec 31, 2023
B737 Freighters	3	—	—	3	—	3	—	3
B737-700	11	—	—	11	—	11	—	11
B737-800	61	—	—	61	—	61	—	61
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-9 MAX	4	8	—	12	31	43	13	56
A320(b)	21	—	—	21	(8)	13	(13)	—
A321neo	10	—	—	10	—	10	—	10
Total Mainline Fleet	201	8	—	209	23	232	—	232
Q400 operated by Horizon(c)	32	—	—	32	—	32	—	32
E175 operated by Horizon(c)	30	—	—	30	—	30	3	33
E175 operated by third party(c)	32	—	—	32	—	32	—	32
Total Regional Fleet	94	—	—	94	—	94	3	97
Total	295	8	—	303	23	326	3	329

(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted yet.
(b)Actual fleet at March 31, 2021, excluding Airbus aircraft permanently parked in response to COVID-19 capacity reductions.
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

	Approximate Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2021	80	$59	$2
Third Quarter 2021	100	$60	$2
Fourth Quarter 2021	70	$59	$3
Remainder of 2021	250	$59	$2
First Quarter 2022	40	$59	$3
Second Quarter 2022	35	$61	$3
Third Quarter 2022	15	$67	$4
Full Year 2022	90	$61	$3

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2021. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2021	2022	2023	2024	2025	Beyond 2025	Total
Current and long-term debt obligations	$659	$796	$334	$240	$396	$1,179	$3,604
Aircraft lease commitments(a)	246	280	219	167	159	633	1,704
Facility lease commitments	8	10	9	8	6	87	128
Aircraft-related commitments(b)	111	1,325	681	183	15	12	2,327
Interest obligations (c)	67	86	71	61	55	151	491
Other obligations (d)	135	184	189	196	197	898	1,799
Total	$1,226	$2,681	$1,503	$855	$828	$2,960	$10,053
(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of March 31, 2021.
(d)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2021. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. In February 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines. In February 2021, an appellate court reversed portions of the lower court decision and significantly reduced the judgment. The determination of total judgment has not been completed as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $22 million, and has recorded $22 million on the condensed consolidated balance sheets. It did not award injunctive relief against Alaska Airlines.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On February 19, 2021, the Company issued 12,197 warrants to the United States Department of the Treasury (“Treasury”) in connection with the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act, resulting in warrants to purchase a total of 928,127 shares of the Company’s common stock that have been issued to Treasury in connection with the payroll support program. Each warrant is exercisable at a strike price of $31.61 per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On various dates between January 15, 2021 and April 29, 2021, the Company issued an aggregate of 305,499 warrants to the Treasury in connection with an extension of the PSP under the CARES Act, made available under the Consolidated Appropriations Act, 2021. Each warrant is exercisable at a strike price of $52.25 per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by the Securities Act.

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

May 6, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1†*	Supplemental Agreement No. 15 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Certain confidential information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and it (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.