Form 10-Q
period 2021-06-30
ALASKA AIR GROUP, INC.
filed 2021-08-03
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant has 125,232,721 common shares, par value $0.01, outstanding at July 31, 2021.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,025	$1,370
Marketable securities	2,926	1,976
Total cash and marketable securities	3,951	3,346
Receivables - net	567	480
Inventories and supplies - net	52	57
Prepaid expenses, assets held-for-sale, and other current assets	201	123
Total Current Assets	4,771	4,006

Property and Equipment
Aircraft and other flight equipment	7,996	7,761
Other property and equipment	1,433	1,398
Deposits for future flight equipment	402	583
	9,831	9,742
Less accumulated depreciation and amortization	3,703	3,531
Total Property and Equipment - Net	6,128	6,211

Operating lease assets	1,375	1,400
Goodwill	1,943	1,943
Intangible assets - net	103	107
Other noncurrent assets	336	379
Other Assets	3,757	3,829

Total Assets	$14,656	$14,046

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$159	$108
Accrued wages, vacation and payroll taxes	439	527
Air traffic liability	1,533	1,073
Other accrued liabilities	661	424
Deferred revenue	922	733
Current portion of operating lease liabilities	263	290
Current portion of long-term debt	869	1,138
Total Current Liabilities	4,846	4,293

Long-Term Debt, Net of Current Portion	2,319	2,357

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,222	1,268
Deferred income taxes	439	407
Deferred revenue	1,424	1,544
Obligation for pension and postretirement medical benefits	660	665
Other liabilities	422	524
	4,167	4,408
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2021 - 134,579,403 shares; 2020 - 133,567,534 shares, Outstanding: 2021 - 125,229,459 shares; 2020 - 124,217,590 shares	1	1
Capital in excess of par value	454	391
Treasury stock (common), at cost: 2021 - 9,349,944 shares; 2020 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(487)	(494)
Retained earnings	4,030	3,764
	3,324	2,988
Total Liabilities and Shareholders' Equity	$14,656	$14,046

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Passenger revenue	$1,352	$309	$2,011	$1,790
Mileage Plan other revenue	118	73	212	182
Cargo and other	57	39	101	85
Total Operating Revenues	1,527	421	2,324	2,057
Operating Expenses
Wages and benefits	510	472	1,003	1,084
Variable incentive pay	34	16	67	23
Payroll Support Program grant wage offset	(503)	(362)	(914)	(362)
Aircraft fuel, including hedging gains and losses	274	59	477	443
Aircraft maintenance	102	45	183	160
Aircraft rent	62	74	124	155
Landing fees and other rentals	144	83	273	214
Contracted services	54	30	105	102
Selling expenses	41	4	74	59
Depreciation and amortization	98	107	195	215
Food and beverage service	35	7	58	56
Third-party regional carrier expense	37	26	67	63
Other	117	78	222	221
Special items - impairment charges and other	(4)	69	14	229
Special items - restructuring charges	(23)	—	(12)	—
Special items - merger-related costs	—	1	—	4
Total Operating Expenses	978	709	1,936	2,666
Operating Income (Loss)	549	(288)	388	(609)
Nonoperating Income (Expense)
Interest income	6	7	13	16
Interest expense	(39)	(17)	(71)	(30)
Interest capitalized	3	1	6	4
Other - net	9	6	19	11
Total Nonoperating Income (Expense)	(21)	(3)	(33)	1
Income (Loss) Before Income Tax	528	(291)	355	(608)
Income tax expense (benefit)	131	(77)	89	(162)
Net Income (Loss)	$397	$(214)	$266	$(446)

Basic Income (Loss) Per Share:	$3.18	$(1.74)	$2.13	$(3.62)
Diluted Income (Loss) Per Share:	$3.13	$(1.74)	$2.10	$(3.62)
Shares used for computation:
Basic	124.977	123.296	124.640	123.058
Diluted	126.825	123.296	126.388	123.058

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$397	$(214)	$266	$(446)

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	—	31	(11)	30
Reclassification of gain into Other - net nonoperating income	(2)	(6)	(6)	(9)
Income tax effect	1	(6)	4	(5)
Total	(1)	19	(13)	16

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income	9	8	17	15
Income tax effect	(2)	(2)	(4)	(4)
Total	7	6	13	11

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	1	(2)	9	(27)
Reclassification of loss into Aircraft rent	—	—	—	1
Income tax effect	—	1	(2)	6
Total	1	(1)	7	(20)

Other Comprehensive Income	7	24	7	7

Comprehensive Income (Loss)	$404	$(190)	$273	$(439)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
Net loss	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	12
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued under stock plans	0.225	—	(2)	—	—	—	(2)
Balances at March 31, 2021	124.442	$1	$409	$(674)	$(494)	$3,633	$2,875
Net income	—	—	—	—	—	397	397
Other comprehensive income	—	—	—	—	7	—	7
Stock-based compensation	0.009	—	13	—	—	—	13
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued for employee stock purchase plan	0.716	—	23	—	—	—	23
Stock issued under stock plans	0.062	—	1	—	—	—	1
Balances at June 30, 2021	125.229	1	454	(674)	(487)	4,030	3,324

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
Net loss	—	—	—	—	—	(232)	(232)
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Common stock repurchase	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.375 per share)	—	—		—	—	(45)	(45)
Stock issued under stock plans	0.123	—	—	—	—	—	—
Balance at March 31, 2020	122.585	$1	$314	$(674)	$(482)	$4,856	$4,015
Net loss	—	—	—	—	—	(214)	(214)
Other comprehensive income	—	—	—	—	24	—	24
Stock-based compensation	—	—	2	—	—	—	2
CARES Act warrant issuance	—	—	7	—	—	—	7
Stock issued for employee stock purchase plan	1.000	—	27	—	—	—	27
Stock issued under stock plans	0.054	—	—	—	—	—	—
Balances at June 30, 2020	123.639	$1	$350	$(674)	$(458)	$4,642	$3,861

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$266	$(446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195	215
Stock-based compensation and other	24	7
Special items - impairment charges and other	14	229
Special items - restructuring charges	(12)	—
Changes in certain assets and liabilities:
Changes in deferred tax provision	33	(98)
Increase in air traffic liability	460	231
Increase in deferred revenue	69	84
Other - net	(42)	99
Net cash provided by operating activities	1,007	321
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(30)	(58)
Other flight equipment	(38)	(43)
Other property and equipment	(34)	(67)
Total property and equipment additions, including capitalized interest	(102)	(168)
Purchases of marketable securities	(2,524)	(1,004)
Sales and maturities of marketable securities	1,561	1,038
Other investing activities	(5)	10
Net cash used in investing activities	(1,070)	(124)
Cash flows from financing activities:
Proceeds from issuance of debt	363	1,265
Common stock repurchases	—	(31)
Dividends paid	—	(45)
Long-term debt payments	(681)	(125)
Other financing activities	37	27
Net cash provided by (used in) financing activities	(281)	1,091
Net increase (decrease) in cash, cash equivalents, and restricted cash	(344)	1,288
Cash, cash equivalents, and restricted cash at beginning of period	1,386	232
Cash, cash equivalents, and restricted cash at end of the period	$1,042	$1,520

Cash paid during the period for:
Interest (net of amount capitalized)	$61	$25
Income taxes	—	—

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$1,025	$1,509
Restricted cash included in Prepaid expenses, assets held-for-sale, and other current assets	17	11
Total cash, cash equivalents, and restricted cash at end of the period	$1,042	$1,520

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and six months ended June 30, 2021 are not necessarily indicative of operating results for the entire year.

NOTE 2. COVID-19 PANDEMIC

The public health and economic crisis resulting from the outbreak of COVID-19 in the first quarter of 2020 continues to have a significant impact on the Company. Although the relaxation of restrictions by state and local governments and the rollout of vaccination programs have allowed for the return of demand, passenger enplanements remain below pre-pandemic levels. As a result, the Company continues to fly less capacity than it had pre-pandemic.

Beginning in 2020, the Company implemented various cost-saving initiatives, including permanently parking aircraft, restructuring the workforce through early-out and incentive leave programs, and obtaining funding available under programs offered by the U.S. Department of the Treasury (the Treasury). As demand has improved and the business has grown back towards pre-pandemic flying levels, these programs have been adjusted to meet the needs of the airline. The impacts of these programs for the three and six months ended June 30, 2021 are described below.

Lease Return Costs

The Company removed 40 leased Aircraft from operating service in 2020, and recorded an estimate of the expected future lease return costs for the aircraft. Lease return costs include the write off of associated maintenance deposits, as the Company no longer expects to perform maintenance events covered by those deposits. The total net charge recorded in 2020 for aircraft that were parked amounted to $209 million. In the first quarter of 2021, the Company recorded an additional $18 million in incremental costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor, which was classified as Special items - impairment charges and other on the condensed consolidated statements of operations. In the second quarter, expected costs to return leased aircraft was reduced by $4 million. The lease return cost estimates are based on the Company's best estimate of costs to return aircraft as of the date of this filing.

In the second quarter of 2021, the Company initiated a plan to reactivate up to twelve previously parked Airbus aircraft to support the Company's plans for restoring capacity to 100% of pre-pandemic levels by no later than summer 2022. These reactivations create flexibility as management seeks to return capacity, mitigating against both staffing and supply chain risks that could constrain Alaska or Horizon's available capacity. Management's plans to return to 100% of pre-pandemic levels by no later than summer 2022 are consistent with previous plans, but some recovery has been accelerated into the second half of 2021 in response to the strong demand recovery that took place in the second quarter.The first of these reactivated aircraft are expected to reenter revenue service beginning in the third quarter of 2021, with all reactivated by the second quarter of 2022. The Company currently anticipates these aircraft will be removed from operating service beginning in late 2022 through the end of 2023. At this time, the Company does not anticipate material changes to estimated lease return costs previously recorded, as leases for aircraft returning to service generally expire within a near term window.

Workforce restructuring

The Company continues to expect that demand will be below pre-pandemic levels through the end of 2021, but management will continue rebuilding capacity to 2019 levels. The Company reduced its workforce in 2020 to better align with the expected size of the business. To mitigate the need for involuntary furloughs, various early-out and voluntary leave programs were made available to all frontline work groups, in addition to incentive leave programs made available to Alaska pilots and mechanics. Through these programs, over 600 employees took permanent early-outs and over 3,300 employees took voluntary or incentive leaves. As of June 30, 2021, approximately 1,800 employees remain on a voluntary leave program. The Company expects all employees on leave to return to work by October 2021.

In 2020, as a result of these programs, the Company recorded $220 million in wage expense for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage and lump-sum termination payments. In the first quarter of 2021, the Company refined capacity expectations and training schedules, and delayed certain recalls to a future period beyond what was anticipated in the accrual at December 31, 2020, resulting in additional expense of $11 million. In the second quarter, demand improved at an accelerated pace, and the Company issued recall notices to all pilots on incentive leave for return-to-work by October 2021. As a result, $23 million of incentive leave accrual was reversed and recognized as a benefit within Special items - restructuring charges in the condensed consolidated statements of operations during the three months ended June 30, 2021. In total, the Company has recorded a net benefit from these adjustments of $12 million during the six months ended June 30, 2021.

The table below presents a roll forward of the outstanding voluntary leave liability (in millions):

Six Months Ended June 30, 2021
Total voluntary leave liability balance at January 1	$127
Cash payments	(79)
Charges and adjustments	(12)
Total voluntary leave liability balance at June 30	$36

The outstanding accrual is based on the Company's best estimate of capacity expectations and training schedules for 2021, as of the date of this filing. The Company will make the majority of the remaining cash payments associated with this liability in 2021. The balance is reflected in accrued wages, benefits and payroll taxes on the condensed consolidated balance sheet.

CARES Act Funding

During the first quarter of 2021, Alaska, Horizon, and McGee finalized agreements with the Treasury through an extension of the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act, made available under the Consolidated Appropriations Act, 2021 (PSP 2). Under PSP 2 and the supporting agreements, Alaska and Horizon received total funds of approximately $539 million in the first quarter of 2021. In April 2021, Alaska and Horizon received an additional $80 million in funds made available under PSP 2.

Also in April 2021, Alaska, Horizon and McGee finalized additional agreements with the Treasury under a third round of the PSP, made available under the American Rescue Plan Act of 2021 (PSP 3). Under PSP 3 and the supporting agreements, Alaska, Horizon, and McGee received total funds of $585 million in the second quarter of 2021.

Of the amounts received during the six months ended June 30, 2021, $311 million represented unsecured debt and was recorded at par, and $16 million represented warrants recorded at fair value using the Black-Scholes model. Both were recorded on the condensed consolidated balance sheet. The remaining $892 million was recorded as grant proceeds. These amounts are inclusive of additional funding of $8 million made available to McGee under the first installment of the PSP program (PSP 1). The grant is recorded as an offset to wages, salaries and benefits as eligible expenses are incurred. During the six months ended June 30, 2021, the Company recognized $914 million of the PSP grant proceeds as a wage offset. Included within this $914 million is approximately $21 million for employee retention credits as provided for in the CARES Act. The Company does not expect to record any additional wage offset in 2021.

Total funds contracted from the Treasury under the three Payroll Support Programs are allocated as follows (in millions):

	Grants	Loans	Warrants	Total Proceeds
PSP 1	$757	$293	$9	$1,059
PSP 2	457	160	9	626
PSP 3	431	147	7	585
Total	$1,645	$600	$25	$2,270

Funds are exclusively used for payment of employee salaries, wages and benefits. Upon receipt of the funds issued under PSP 3, certain conditions and restrictions were extended. These conditions include, but are not limited to, refraining from conducting involuntary furloughs or reducing employee pay rates through September 30, 2021 and placing limits on executive compensation and severance through April 1, 2023. Alaska Air Group also agreed to continue the suspension of dividends and share repurchases until September 30, 2022.

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,114	$222	$1,639	$1,435
Passenger ancillary revenue	84	31	134	147
Mileage Plan passenger revenue	154	56	238	208
Total Passenger revenue	$1,352	$309	$2,011	$1,790

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Passenger revenue	$154	$56	$238	$208
Mileage Plan other revenue	118	73	212	182
Total Mileage Plan revenue	$272	$129	$450	$390

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cargo revenue	$34	$28	$61	$52
Other revenue	23	11	40	33
Total Cargo and other revenue	$57	$39	$101	$85

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $36 million and net refunds from the prior year-end air traffic liability balance for the three months ended June 30, 2021 and 2020, and $175 million and $484 million for the six months ended June 30, 2021 and 2020.

Given the increase in demand for air travel from the recovery from the COVID-19 pandemic, advance bookings and associated cash receipts have significantly increased in relation to prior year. The Company also experienced increased revenue recognition from credits redeemed for travel, for which the remaining balance is included in the air traffic liability balance, and total $387 million, net of breakage. In April 2021, the Company announced updated expiration terms for these credits, extending to December 31, 2021 for possible travel through November 30, 2022.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $61 million of such receivables as of June 30, 2021 and $48 million as of December 31, 2020. As demand for air travel continues to increase unpredictably, the timing of recognition of mileage credits may differ from current assumptions.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Six Months Ended June 30,
	2021	2020
Total Deferred Revenue balance at January 1	$2,277	$1,990
Travel miles and companion certificate redemption - Passenger revenue	(238)	(208)
Miles redeemed on partner airlines - Other revenue	(17)	(21)
Increase in liability for mileage credits issued	324	313
Total Deferred Revenue balance at June 30	$2,346	$2,074
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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2021, total cost basis for all marketable securities was $2.9 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$298	$—	$298	$407	$—	$407
Equity mutual funds	5	—	5	7	—	7
Foreign government bonds	—	31	31	—	20	20
Asset-backed securities	—	330	330	—	224	224
Mortgage-backed securities	—	253	253	—	290	290
Corporate notes and bonds	—	1,943	1,943	—	978	978
Municipal securities	—	66	66	—	50	50
Total Marketable securities	303	2,623	2,926	414	1,562	1,976
Derivative instruments
Fuel hedge - call options	—	92	92	—	15	15
Total Assets	$303	$2,715	$3,018	$414	$1,577	$1,991

Liabilities
Derivative instruments
Interest rate swap agreements	—	(16)	(16)	—	(25)	(25)
Total Liabilities	$—	$(16)	$(16)	$—	$(25)	$(25)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of June 30, 2021.

Maturities for marketable securities (in millions):

June 30, 2021	Cost Basis	Fair Value
Due in one year or less	$1,538	$1,539
Due after one year through five years	1,280	1,294
Due after five years through 10 years	88	88
Total	$2,906	$2,921

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

Debt: To estimate the fair value of all fixed-rate debt as of June 30, 2021, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $780 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	June 30, 2021	December 31, 2020
Total fixed-rate debt	$1,896	$1,662

Estimated fair value	$2,019	$1,778

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and six months ended June 30, 2021.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	June 30, 2021	December 31, 2020
Fixed-rate notes payable due through 2029	$180	$198
Fixed-rate PSP notes payable due through 2031	600	290
Fixed-rate EETC payable due through 2025 & 2027	1,116	1,174
Variable-rate notes payable due through 2029	1,315	1,866
Less debt issuance costs and unamortized debt discount	(23)	(33)
Total debt	3,188	3,495
Less current portion	869	1,138
Long-term debt, less current portion	$2,319	$2,357

Weighted-average fixed-interest rate	3.7%	4.3%
Weighted-average variable-interest rate	1.6%	1.9%

Approximately $562 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at June 30, 2021, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.1%.

During the six months ended June 30, 2021, the Company issued $363 million of debt, comprised of $311 million of unsecured loans from the PSP and $54 million in proceeds from issuance of debt. Debt proceeds were offset by $681 million in debt payments. Included within total debt payments is the full repayment of the $135 million loan from the U.S. Treasury made available under the CARES Act and the $363 million outstanding balance on two credit facilities.

The $600 million PSP notes are unsecured senior term loans with a 10-year term, bearing an interest rate of 1% in years 1 through 5, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The PSP notes are prepayable at par without penalty.

CARES Act

In 2020, the Company finalized an agreement with the Treasury to obtain up to $1.9 billion via a secured term loan facility. Obligations under the loan agreement were secured by assets related to, and revenues generated by, Alaska's Mileage PlanTM frequent flyer program, as well as by 30 aircraft and 15 spare engines. In 2020, the Company drew $135 million under the agreement, which was used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the loan agreement and the applicable provisions of the CARES Act. The full balance was repaid in the second quarter of 2021. In accordance with the related agreement, the facility terminated at the time of payment.

Debt Maturity

At June 30, 2021 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2021	$227
2022	796
2023	334
2024	240
2025	261
Thereafter	1,353
Total	$3,211

Bank Lines of Credit

The Company has three credit facilities with availability totaling $486 million as of June 30, 2021, resulting from the second quarter 2021 repayment of $363 million. One of the credit facilities for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The second credit facility for $250 million expires in June 2024 and is secured by aircraft. These two facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2022 and is secured by aircraft.

The Company has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at June 30, 2021.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$13	$13	$26	$26
Pension expense included in Wages and benefits	13	13	26	26

Interest cost	14	19	28	38
Expected return on assets	(30)	(27)	(61)	(55)
Recognized actuarial loss	9	8	18	17
Pension expense included in Nonoperating Income (Expense)	$(7)	$—	$(15)	$—

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of June 30, 2021 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)
Remainder of 2021	$107	$82
2022	1,458	173
2023	1,207	178
2024	291	183
2025	76	188
Thereafter	12	877
Total	$3,151	$1,681
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of June 30, 2021, Alaska had commitments to purchase 63 B737-9 MAX aircraft, with contracted deliveries between 2021 and 2024. Future minimum contractual payments for these aircraft reflect the expected delivery timing, but are also subject to change. Horizon also has commitments to purchase 12 E175 aircraft with deliveries between 2022 and 2025. Alaska has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2027. In addition, Alaska has options to purchase 39 B737-9 MAX aircraft, and Horizon has options to purchase 21 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of June 30, 2021, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.
CARES Act Warrant Issuances
As additional taxpayer protection required under PSP programs, during the six months ended June 30, 2021 the Company granted the Treasury a total of 539,508 warrants to purchase Alaska Air Group (ALK) common stock. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at Alaska's option, and have a five-year term.
Additionally, in conjunction with the October 2020 draw on the CARES Act Loan, the Company granted the Treasury 427,080 warrants to purchase ALK common stock. The value of the warrants was estimated using a Black-Scholes option pricing model, and the relative fair value of the warrants of $6 million was recorded in stockholders' equity.
Total warrants outstanding are as follows as of June 30, 2021:

	Number of shares of ALK common stock	Strike Price
PSP 1	928,127	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Total	1,882,518

Accumulated other comprehensive loss
Components of accumulated other comprehensive loss, net of tax (in millions):

	June 30, 2021	December 31, 2020
Related to marketable securities	$10	$23
Related to employee benefit plans	(485)	(498)
Related to interest rate derivatives	(12)	(19)
Total	$(487)	$(494)

Earnings (Loss) Per Share (EPS)

EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. Loss per share is calculated by dividing net loss by the average number of basic shares outstanding. For the three and six months ended June 30, 2021, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,072	$280	$—	$—	$1,352	$—	$1,352
CPA revenues	—	—	111	(111)	—	—	—
Mileage Plan other revenue	102	16	—	—	118	—	118
Cargo and other	55	—	—	2	57	—	57
Total Operating Revenues	1,229	296	111	(109)	1,527	—	1,527
Operating Expenses
Operating expenses, excluding fuel	984	286	91	(127)	1,234	(530)	704
Economic fuel	253	66	—	1	320	(46)	274
Total Operating Expenses	1,237	352	91	(126)	1,554	(576)	978
Nonoperating Income (Expense)
Interest income	6	—	—	—	6	—	6
Interest expense	(34)	—	(5)	—	(39)	—	(39)
Interest capitalized	3	—	—	—	3	—	3
Other - net	9	—	—	—	9	—	9
Total Nonoperating Income (Expense)	(16)	—	(5)	—	(21)	—	(21)
Income (Loss) Before Income Tax	$(24)	$(56)	$15	$17	$(48)	$576	$528

	Three Months Ended June 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$225	$84	$—	$—	$309	$—	$309
CPA revenues	—	—	81	(81)	—	—	—
Mileage Plan other revenue	56	17	—	—	73	—	73
Cargo and other	39	—	—	—	39	—	39
Total Operating Revenues	320	101	81	(81)	421	—	421
Operating Expenses
Operating expenses, excluding fuel	746	210	68	(82)	942	(292)	650
Economic fuel	45	20	—	—	65	(6)	59
Total Operating Expenses	791	230	68	(82)	1,007	(298)	709
Nonoperating Income (Expense)
Interest income	11	—	—	(4)	7	—	7
Interest expense	(18)	—	(5)	6	(17)	—	(17)
Interest capitalized	1	—	—	—	1	—	1
Other - net	6	—	—	—	6	—	6
Total Nonoperating Income (Expense)	—	—	(5)	2	(3)	—	(3)
Income (Loss) Before Income Tax	$(471)	$(129)	$8	$3	$(589)	$298	$(291)

	Six Months Ended June 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,578	$433	$—	$—	$2,011	$—	$2,011
CPA revenues	—	—	215	(215)	—	—	—
Mileage Plan other revenue	182	30	—	—	212	—	212
Cargo and other	99	—	—	2	101	—	101
Total Operating Revenues	1,859	463	215	(213)	2,324	—	2,324
Operating Expenses
Operating expenses, excluding fuel	1,877	551	179	(236)	2,371	(912)	1,459
Economic fuel	427	118	—	—	545	(68)	477
Total Operating Expenses	2,304	669	179	(236)	2,916	(980)	1,936
Nonoperating Income (Expense)
Interest income	13	—	—	—	13	—	13
Interest expense	(61)	—	(10)	—	(71)	—	(71)
Interest capitalized	6	—	—	—	6	—	6
Other - net	19	—	—	—	19	—	19
Total Nonoperating Income (Expense)	(23)	—	(10)	—	(33)	—	(33)
Income (Loss) Before Income Tax	$(468)	$(206)	$26	$23	$(625)	$980	$355

	Six Months Ended June 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,459	$331	$—	$—	$1,790	$—	$1,790
CPA revenues	—	—	186	(186)	—	—	—
Mileage Plan other revenue	154	28	—	—	182	—	182
Cargo and other	83	—	—	2	85	—	85
Total Operating Revenues	1,696	359	186	(184)	2,057	—	2,057
Operating Expenses
Operating expenses, excluding fuel	1,905	479	160	(192)	2,352	(129)	2,223
Economic fuel	358	82	—	—	440	3	443
Total Operating Expenses	2,263	561	160	(192)	2,792	(126)	2,666
Nonoperating Income (Expense)
Interest income	25	—	—	(9)	16	—	16
Interest expense	(30)	—	(10)	10	(30)	—	(30)
Interest capitalized	4	—	—	—	4	—	4
Other - net	12	—	—	(1)	11	—	11
Total Nonoperating Income (Expense)	11	—	(10)	—	1	—	1
Income (Loss) Before Income Tax	$(556)	$(202)	$16	$8	$(734)	$126	$(608)

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges. See Note A in the accompanying pages for further information.
(c)Includes Payroll Support Program wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	June 30, 2021	December 31, 2020
Mainline	$19,920	$19,754
Horizon	1,251	1,170
Consolidating & Other	(6,515)	(6,878)
Consolidated	$14,656	$14,046

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. This overview summarizes the MD&A, which includes the following sections:

•Second Quarter Review—highlights from the second quarter of 2021 outlining some of the major events that happened during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2021. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2021.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Business Recovery and Financial Outlook

Second quarter 2021 results indicate we have reached a turning point in our recovery from the significant impacts of the COVID-19 pandemic. Early in the pandemic we shared plans to return capacity in a prudent manner, only when demand supported doing so. We also established structural cost removal targets that have positioned the airline well for returning to profitability in recovery. With the strong return of demand in the second quarter, we reported an adjusted net loss that was significantly better than previous quarterly losses, and we currently expect double-digit adjusted pre-tax profit margins in the third quarter.

In the second half of 2021, we remain committed to returning capacity in a deliberate manner to match the return of leisure and business demand in the markets we serve. We also continue to return to 2019 capacity levels no later than the summer of 2022, though we have increased our near-term flying expectations as we ramp towards that target. To support this plan and prepare for growth beyond 2022, in the second quarter of 2021, we exercised options for 13 Boeing 737-9 MAX with deliveries in 2023 and 2024, and nine E175 to be operated by Horizon Air with deliveries in 2022 and 2023. In addition, we expanded our long-term capacity agreement with SkyWest by eight aircraft beginning in 2022.

Our guidance for 2021 compares against 2019 as we believe it provides a more meaningful indication of the pace and quality of recovery to pre-pandemic levels. For the third quarter, we are planning for capacity to be approximately 17% to 20% below the same period in 2019, coupled with increased passenger counts as leisure travel continues through the summer months and business travel rebuilds as workplaces reopen. As we continue to be disciplined with returning capacity and optimizing the aircraft gauge for flown routes, we anticipate third quarter load factors to range between 82% and 85%.

The guidance we have provided and our outlook more broadly are sensitive to health trends, exposure to variants of the COVID-19 virus, and regulations and restrictions imposed by state, local and federal authorities. Our plans will be responsive to emerging information and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. Our people continue to focus on keeping costs low, running a great operation, and welcoming guests back to travel with Next-Level Care to ensure they are safe and comfortable when they fly. These competitive advantages we have cultivated over many years will continue to serve us well in 2021 and beyond, and we are confident that we are prepared to meet the challenges ahead and that we will emerge from the pandemic a stronger and more resilient airline.

Sustainability Updates

As we move beyond the impacts of the COVID-19 pandemic, we have shifted our focus back to our 2025 strategic plan, which was announced in 2019. During the second quarter, we continued to make strides towards our goals of increasing our commitments to diversity, equity, and inclusion, as well as expanding our sustainability efforts. As part of these commitments, we announced a partnership with Boeing on the 737-9 MAX ecoDemonstrator program, aimed at testing advanced technologies to enhance the safety and sustainability of air travel. In the second quarter we also announced we are the first airline to implement network optimization software, Flyways, which uses artificial intelligence and machine learning to optimize air traffic and enable more fuel-efficient flight paths for aggregate savings of fuel, carbon emissions and time.

As a reflection of the importance of the commitments made, we continue to tie a portion of long-term executive compensation to achievement of diversity goals. Additionally, we have incorporated a carbon emission target into our company-wide performance-based pay program, for which we currently expect to meet the targeted goal.

Financial Overview

Our consolidated pre-tax income for the second quarter of 2021 was $528 million, compared to a pre-tax loss of $291 million in the second quarter of 2020. The $819 million improvement is primarily driven by an increase of $1.1 billion in operating revenue and $141 million of increased wage offsets provided by extensions of the PSP of the CARES Act. These improvements were offset by a $292 million increase in non-fuel operating costs, excluding special items, and a $215 million increase in fuel expense as the operation ramps up to meet increased demand.

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

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of the Payroll Support Program grant wage offset, special items, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•By excluding fuel expense and certain special items (including the Payroll Support Program grant wage offset, impairment and restructuring charges and merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction initiatives emerging from the COVID-19 pandemic. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain special items, such as the Payroll Support Program grant wage offset, impairment and restructuring charges and merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•Adjusted income before income tax (and other items as specified in our plan documents) is an important metric for the employee annual cash incentive plan, which covers the majority of employees within the Air Group organization.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	8,712	1,485	486.7%	13,379	10,417	28.4%
RPMs (000,000) "traffic"	10,334	1,654	524.8%	15,727	12,310	27.8%
ASMs (000,000) "capacity"	13,413	4,307	211.4%	23,810	19,612	21.4%
Load factor	77.0%	38.4%	38.6 pts	66.1%	62.8%	3.3 pts
Yield	13.09¢	18.68¢	(29.9)%	12.79¢	14.54¢	(12.0)%
RASM	11.38¢	9.77¢	16.5%	9.76¢	10.49¢	(7.0)%
CASM excluding fuel and special items(b)	9.20¢	21.87¢	(57.9)%	9.95¢	12.00¢	(17.1)%
Economic fuel cost per gallon(b)	$1.90	$1.20	58.3%	$1.85	$1.77	4.5%
Fuel gallons (000,000)	168	54	211.1%	294	248	18.5%
ASMs per fuel gallon	79.8	79.8	—%	81.0	79.1	2.4%
Average full-time equivalent employees (FTEs)	19,001	15,836	20.0%	18,071	19,115	(5.5)%
Mainline Operating Statistics:
Revenue passengers (000)	6,151	905	579.7%	9,302	7,580	22.7%
RPMs (000,000) "traffic"	8,966	1,276	602.7%	13,555	10,858	24.8%
ASMs (000,000) "capacity"	11,611	3,363	245.3%	20,464	17,060	20.0%
Load factor	77.2%	37.9%	39.3 pts	66.2%	63.6%	2.6 pts
Yield	11.96¢	17.63¢	(32.2)%	11.64¢	13.44¢	(13.4)%
RASM	10.59¢	9.52¢	11.2%	9.09¢	9.94¢	(8.6)%
CASM excluding fuel and special items(b)	8.48¢	22.19¢	(61.8)%	9.17¢	11.17¢	(17.9)%
Economic fuel cost per gallon(b)	$1.88	$1.20	56.7%	$1.84	$1.78	3.4%
Fuel gallons (000,000)	135	38	255.3%	233	201	15.9%
ASMs per fuel gallon	86.0	88.5	(2.8)%	87.8	84.9	3.4%
Average FTEs	14,021	12,340	13.6%	13,247	14,579	(9.1)%
Aircraft utilization	9.9	5.6	76.8%	9.2	8.8	4.5%
Average aircraft stage length	1,320	1,144	15.4%	1,313	1,270	3.4%
Operating fleet(d)	202	225	(23) a/c	202	225	(23) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,562	580	341.7%	4,077	2,837	43.7%
RPMs (000,000) "traffic"	1,367	378	261.6%	2,172	1,452	49.6%
ASMs (000,000) "capacity"	1,802	945	90.7%	3,346	2,552	31.1%
Load factor	75.9%	40.0%	35.9 pts	64.9%	56.9%	8.0 pts
Yield	20.48¢	22.12¢	(7.4)%	19.95¢	22.80¢	(12.5)%
RASM	16.41¢	10.63¢	54.4%	13.84¢	14.07¢	(1.6)%
Operating fleet	94	94	— a/c	94	94	— a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service.

Given the unusual nature of 2020, we believe that some analysis of specific financial and operational results compared to 2019 provides meaningful insight. The table below includes comparative results from 2021 to 2019.

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2019 RESULTS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2019		Change	2021	2019		Change
Passenger revenue	$1,352	$2,111		(36)%	$2,011	$3,827		(47)%
Mileage plan other revenue	118	118		—%	212	228		(7)%
Cargo and other	57	59		(3)%	101	109		(7)%
Total operating revenues	$1,527	$2,288		(33)%	$2,324	$4,164		(44)%

Operating expense, excluding fuel and special items	$1,234	$1,414		(13)%	$2,371	$2,819		(16)%
Economic fuel	274	502		(45)%	477	922		(48)%
Special items	(530)	8		NM	(912)	34		NM
Total operating expenses	$978	$1,924		(49)%	$1,936	$3,775		(49)%

Total nonoperating expense	(21)	(13)		62%	(33)	(32)		3%
Income (loss) before income tax	$528	$351		50%	$355	$357		(1)%

Consolidated Operating Statistics(a):
Revenue passengers (000)	8,712	12,026		(28)%	13,379	22,442		(40)%
RPMs (000,000) "traffic"	10,334	14,638		(29)%	15,727	27,087		(42)%
ASMs (000,000) "capacity"	13,413	16,980		(21)%	23,810	32,487		(27)%
Load Factor	77.0%	86.2%	(9.2)	pts	66.1%	83.4%	(17.3)	pts
Yield	13.09¢	14.43¢		(9)%	12.79¢	14.13¢		(9)%
RASM	11.38¢	13.48¢		(16)%	9.76¢	12.82¢		(24)%
CASMex	9.20¢	8.33¢		10%	9.95¢	8.68¢		15%
FTEs	19,001	21,921		(13)%	18,071	21,876		(17)%
(a) 2019 comparative operating statistics have been recalculated using the information presented above, and as filed in our second quarter 2019 Form 10-Q.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2021 TO THREE MONTHS ENDED JUNE 30, 2020

Our consolidated net income for the three months ended June 30, 2021 was $397 million, or $3.13 per share, compared to a net loss of $214 million, or $1.74 per share, for the three months ended June 30, 2020.

Excluding the impact of the Payroll Support Program grant wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted net loss for the second quarter of 2021 was $38 million, or $0.30 per share, compared to an adjusted net loss of $439 million, or $3.57 per share, in the second quarter of 2020. The following tables reconcile our adjusted net loss per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2021		2020
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) per share	$397	$3.13	$(214)	$(1.74)
Payroll Support Program grant wage offset	(503)	(3.97)	(362)	(2.94)
Mark-to-market fuel hedge adjustments	(46)	(0.36)	(6)	(0.05)
Special items - impairment charges and other	(4)	(0.03)	69	0.56
Special items - restructuring charges	(23)	(0.18)	—	—
Special items - merger-related costs	—	—	1	0.01
Income tax effect of reconciling items above	141	1.11	73	0.59
Non-GAAP adjusted net loss per share	$(38)	$(0.30)	$(439)	$(3.57)

CASM reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2021		2020		% Change
Consolidated:
CASM	7.29	¢	16.46	¢	(56)%
Less the following components:
Payroll Support Program grant wage offset	(3.75)		(8.40)		(55)%
Aircraft fuel, including hedging gains and losses	2.04		1.37		49%
Special items - impairment charges and other	(0.03)		1.60		(102)%
Special items - restructuring charges	(0.17)		—		NM
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	9.20	¢	21.87	¢	(58)%

Mainline:
CASM	6.24	¢	15.79	¢	(60)%
Less the following components:
Payroll Support Program grant wage offset	(3.79)		(9.69)		(61)%
Aircraft fuel, including hedging gains and losses	1.78		1.16		53%
Special items - impairment charges and other	(0.03)		2.11		(101)%
Special items - restructuring charges	(0.20)		—		NM
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	8.48	¢	22.19	¢	(62)%

OPERATING REVENUES

Total operating revenues increased $1.1 billion during the second quarter of 2021 compared to the same period in 2020. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2021	2020	% Change
Passenger revenue	$1,352	$309	338%
Mileage Plan other revenue	118	73	62%
Cargo and other	57	39	46%
Total operating revenues	$1,527	$421	263%

Passenger Revenue

On a consolidated basis, Passenger revenue for the second quarter of 2021 increased by $1.0 billion, primarily driven by a significant increase in passenger traffic. In the second quarter of 2020, we experienced a near complete loss of demand driven by the COVID-19 pandemic. As recovery has taken hold, including wide availability of the vaccine and removal of restrictions throughout the markets we serve, demand for air travel has increased exponentially driven primarily by leisure travelers.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased by $45 million, or 62%, as compared to the same prior-year period, largely due to an increase in commissions from our bank card partners driven by increased consumer spending and new card acquisitions. Performance of Mileage Plan other revenues outpaced all other revenue sources, and resulted in the best performance of the program ever in the second quarter of 2021.

Cargo and other

On a consolidated basis, Cargo and other revenue for the second quarter of 2021 increased by $18 million, or 46%, as compared to the same prior-year period. The increase is primarily due to the return of all three freighters back to full capacity in the second quarter of 2021, coupled with increased belly cargo activity as we increase scheduled departures.

OPERATING EXPENSES

Total operating expenses increased $269 million, or 38%, compared to the second quarter of 2020. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2021	2020	% Change
Fuel expense	$274	$59	364%
Non-fuel operating expenses, excluding special items	1,234	942	31%
Payroll Support Program grant wage offset	(503)	(362)	39%
Special items - impairment charges and other	(4)	69	(106)%
Special items - restructuring charges	(23)	—	NM
Special items - merger-related costs	—	1	(100)%
Total operating expenses	$978	$709	38%

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

Aircraft fuel expense increased $215 million, compared to the second quarter of 2020. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2021		2020
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$330	$1.96	$60	$1.11
(Gain)/loss on settled hedges	(10)	(0.06)	5	0.09
Consolidated economic fuel expense	320	1.90	$65	$1.20
Mark-to-market fuel hedge adjustments	(46)	(0.27)	(6)	(0.11)
GAAP fuel expense	$274	$1.63	$59	$1.09
Fuel gallons	168		54

Raw fuel expense per gallon for the three months ended June 30, 2021 increased by approximately 77% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the second quarter of 2021 was primarily driven by a 24% increase in crude oil prices. This is coupled with an increase in consumption of 114 million gallons, on an increase in scheduled departures.

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

Gains recognized for hedges that settled during the second quarter were $10 million in 2021, compared to losses of $5 million in the same period in 2020. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset and special items. Significant operating expense variances from 2020 are more fully described below.

	Three Months Ended June 30,
(in millions)	2021	2020	% Change
Wages and benefits	$510	$472	8%
Variable incentive pay	34	16	113%
Aircraft maintenance	102	45	127%
Aircraft rent	62	74	(16)%
Landing fees and other rentals	144	83	73%
Contracted services	54	30	80%
Selling expenses	41	4	925%
Depreciation and amortization	98	107	(8)%
Food and beverage service	35	7	400%
Third-party regional carrier expense	37	26	42%
Other	117	78	50%
Total non-fuel operating expenses, excluding special items	$1,234	$942	31%

Wages and Benefits

Wages and benefits increased during the second quarter of 2021 by $38 million, or 8%, compared to 2020. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2021	2020	% Change
Wages	$386	$350	10%
Pension - Defined benefit plans service cost	13	13	—%
Defined contribution plans	26	30	(13)%
Medical and other benefits	59	54	9%
Payroll taxes	26	25	4%
Total wages and benefits	$510	$472	8%

Wages increased $36 million, or 10%, on a 20% increase in FTEs. Increased wages as compared to the prior period are primarily the result of leaves of absence taken and reduction in executive pay and hours for management employees in 2020 which were not repeated in 2021.

Defined contribution plan expense decreased 13% as compared to 2020 as a result of a one-time adjustment recorded in the second quarter of 2021 for employer contributions to those participating in incentive leave programs.

Variable Incentive Pay

Variable incentive pay expense increased $18 million during the second quarter of 2021 compared to the same period in 2020 on increased expectation of achievement of key financial and operational metrics.

Aircraft Maintenance

Aircraft maintenance expense increased by $57 million during the second quarter of 2021 compared to the same period in 2020. This is primarily due to a significant increase in utilization of aircraft as we return to capacity, resulting in increased engine events, heavy checks and power-by-the-hour expense.

Aircraft Rent

Aircraft rent expense decreased by $12 million, or 16%, during the second quarter of 2021 compared to the same period in 2020 primarily the result of the full impairment taken on certain leased Airbus aircraft in 2020.

Landing fees and other rentals

Landing fees and other rentals increased by $61 million, or 73%, during the second quarter of 2021 compared to the same period in 2020 primarily due to a significant increase in departures. Increased departure-related costs were coupled by rate increases at many of our hub airports, including the renegotiated lease at our largest airport hub Seattle-Tacoma International Airport.

Contracted Services

Contracted services increased by $24 million, or 80%, during the second quarter of 2021 compared to the same period in 2020 driven primarily by increased departures and passengers as compared to the prior-year period as a result of the COVID-19 pandemic.

Selling Expense

Selling expense increased by $37 million during the second quarter of 2021 compared to the same period in 2020, primarily driven by a significant increase in distribution costs and credit card commissions incurred with the increase of overall travel.

Food and Beverage Service

Food and beverage service increased by $28 million during the second quarter of 2021 compared to the same period in 2020. This increase is consistent with the overall increase in revenue passengers as compared to the prior-year period, as well as the return of many of our on-board products in the second quarter of 2021.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased by $11 million, or 42%, during the second quarter of 2021 compared to the same period in 2020. The increase in expense is primarily due to increases in departures flown by SkyWest as compared to the prior-year period. Increased expense was partially offset by a pass through of CARES Act PSP funding of $5 million received in the second quarter to offset SkyWest pilot and flight attendant wages and benefits.
Other expense

Other expense increased $39 million, or 50%, during the second quarter of 2021 compared to the same period in 2020. Increased expense is primarily driven by incremental crew hotel stays and per diem, consistent with the overall increase in departures and capacity, as well as additional expense for professional services.

Special Items - Impairment and other charges

We recorded a benefit associated with impairment and other charges of $4 million in the second quarter of 2021, consisting of updated estimates for costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor.

Special Items - Restructuring charges

We recorded a benefit for workforce restructuring of $23 million in the second quarter of 2021 primarily as a result of issuing recall notices to pilots on incentive lines for periods earlier than were previously anticipated.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded an adjusted pretax loss of $24 million in the second quarter of 2021, compared to a pretax loss of $471 million in the second quarter of 2020. The $447 million improvement was primarily driven by an $847 million increase in Passenger revenues as a result of increased demand for air travel, offset by a $238 million increase in non-fuel operating costs and a $208 million increase in economic fuel cost.

The increase in Mainline passenger revenue for the second quarter of 2021 was primarily driven by a significant increase in traffic and capacity due to increased demand for air travel.

Non-fuel operating expenses increased significantly, driven by increased variable costs, largely consistent with the overall increase in capacity and departures. Higher raw fuel prices, combined with a significant increase in gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations generated an adjusted pretax loss of $56 million in the second quarter of 2021, compared to a pretax loss of $129 million in the second quarter of 2020. The improved pretax loss was attributable to a $195 million increase in operating revenues, partially offset by a $76 million increase in non-fuel operating expenses and a $46 million increase in fuel costs.

Regional passenger revenue increased significantly compared to the second quarter of 2020, primarily driven by increased traffic and capacity driven by the resurgence in demand for air travel.

The increase in non-fuel operating expenses is primarily due to increased variable costs and higher CPA rates on an increase in capacity, offset by the pass through of CARES Act PSP funds recorded in the second quarter of 2021.

Horizon

Horizon achieved an adjusted pretax profit of $15 million in the second quarter of 2021 compared to $8 million in the second quarter of 2020. Increased profit is primarily the result of increased capacity flown, coupled with substantial progress in cost reduction efforts.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2021 TO SIX MONTHS ENDED JUNE 30, 2020

Our consolidated net income for the six months ended June 30, 2021 was $266 million, or $2.10 per diluted share, compared to a net loss of $446 million, or $3.62 per diluted share, for the six months ended June 30, 2020.

Our adjusted net loss for the six months ended June 30, 2021 was $474 million, or $3.75 per diluted share, compared to an adjusted net loss of $541 million, or $4.40 per diluted share, in the six months ended June 30, 2020. The following tables reconcile our adjusted net loss and adjusted diluted EPS to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2021		2020
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income (loss) and diluted EPS	$266	$2.10	$(446)	$(3.62)
Payroll Support Program grant wage offset	(914)	(7.23)	(362)	(2.94)
Mark-to-market fuel hedge adjustments	(68)	(0.54)	3	0.02
Special items - merger-related costs	—	—	4	0.03
Special items - impairment charges and other	14	0.11	229	1.86
Special items - restructuring charges	(12)	(0.09)	—	—
Income tax effect of reconciling items above	240	1.90	31	0.25
Non-GAAP adjusted net loss per share	$(474)	$(3.75)	$(541)	$(4.40)

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2021		2020		% Change
Consolidated:
CASM	8.13	¢	13.59	¢	(40)%
Less the following components:
Payroll Support Program grant wage offset	(3.84)		(1.85)		108%
Aircraft fuel, including hedging gains and losses	2.00		2.26		(12)%
Special items - impairment charges and other	0.07		1.17		(94)%
Special items - restructuring charges	(0.05)		—		NM
Special items - merger-related costs	—		0.01		(100)%
CASM excluding fuel and special items	9.95	¢	12.00	¢	(17)%

Mainline:
CASM	6.72	¢	12.39	¢	(46)%
Less the following components:
Payroll Support Program grant wage offset	(4.21)		(1.91)		120%
Aircraft fuel, including hedging gains and losses	1.75		2.12		(17)%
Special items - impairment charges and other	0.07		0.99		(93)%
Special items - restructuring charges and other	(0.06)		—		NM
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	9.17	¢	11.17	¢	(18)%

OPERATING REVENUES

Total operating revenues increased $267 million, or 13%, during the first six months of 2021 compared to the same period in 2020. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2021	2020	% Change
Passenger revenue	$2,011	$1,790	12%
Mileage Plan other revenue	212	182	16%
Cargo and other	101	85	19%
Total operating revenues	$2,324	$2,057	13%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first six months of 2021 increased by $221 million, or 12%, on a 28% increase in passenger traffic, driven primarily by rebounding demand for leisure travel experienced in the second quarter of 2021. As travel restrictions were removed, including the full removal of restrictions in the state of California in June of 2021, passenger counts increased dramatically as compared to the prior year. These improvements were offset by a decrease of 12% in yield, stemming from promotional activities undertaken to stimulate demand and increase bookings during what is typically a low booking period.

We expect to see continued improvement to Passenger revenue as we progress through 2021, driven by continued growth in demand and capacity, as well as improvements to business travel as employees return to work.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $30 million, or 16%, in the first six months of 2021 compared to the first six months of 2020, due largely to an increase in commission received from our affinity card partner stemming from growing consumer spend and incremental new card acquisitions.

Cargo and other

On a consolidated basis, Cargo and other revenue increased $16 million, or 19%, in the first six months of 2021 compared to the first six months of 2020. The increase is primarily due to the return of all three freighters back to full capacity in the second quarter of 2021, coupled with increased belly cargo activity as we increase scheduled departures.

We expect that our cargo and other revenues will be positively impacted as compared to 2020 due to the elimination of freighter limitations.

OPERATING EXPENSES

Total operating expenses decreased $730 million, or 27%, compared to the first six months of 2020. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2021	2020	% Change
Fuel expense	$477	$443	8%
Non-fuel operating expenses, excluding special items	2,371	2,352	1%
Payroll Support Program grant wage offset	(914)	(362)	152%
Special items - impairment charges and other	14	229	(94)%
Special items - restructuring charges	(12)	—	NM
Special items - merger-related costs	—	4	(100)%
Total operating expenses	$1,936	$2,666	(27)%

Fuel Expense

Aircraft fuel expense increased $34 million, or 8%, compared to the six months ended June 30, 2020. The elements of the change are illustrated in the table:

	Six Months Ended June 30,
	2021		2020
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$552	$1.87	$430	$1.73
(Gain)/loss on settled hedges	(7)	(0.02)	10	0.04
Consolidated economic fuel expense	545	1.85	$440	$1.77
Mark-to-market fuel hedge adjustments	(68)	(0.23)	3	0.01
GAAP fuel expense	$477	$1.62	$443	$1.78
Fuel gallons	294		248

The raw fuel price per gallon increased 8% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first six months of 2021 was driven by a 10% increase in crude oil prices, offset by a 65% decrease in refining margins.

Gains recognized for hedges that settled in the first six months of 2021 were $7 million, compared to losses of $10 million in the same period in 2020. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We expect our economic fuel cost per gallon in the third quarter to range between $1.95 and $2.00 per gallon based on current market West Coast jet fuel prices.

Non-fuel Expense and Non- special items

	Six Months Ended June 30,
(in millions)	2021	2020	% Change
Wages and benefits	$1,003	$1,084	(7)%
Variable incentive pay	67	23	191%
Aircraft maintenance	183	160	14%
Aircraft rent	124	155	(20)%
Landing fees and other rentals	273	214	28%
Contracted services	105	102	3%
Selling expenses	74	59	25%
Depreciation and amortization	195	215	(9)%
Food and beverage service	58	56	4%
Third-party regional carrier expense	67	63	6%
Other	222	221	—%
Total non-fuel operating expenses, excluding special items	$2,371	$2,352	1%

Wages and Benefits

Wages and benefits decreased during the first six months of 2021 by $81 million, or 7%. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2021	2020	% Change
Wages	$743	$803	(7)%
Pension—Defined benefit plans service cost	26	26	—%
Defined contribution plans	58	68	(15)%
Medical and other benefits	124	130	(5)%
Payroll taxes	52	57	(9)%
Total wages and benefits	$1,003	$1,084	(7)%

Wages decreased $60 million, or 7%, on a 5% decrease in FTEs. Decreased wages as compared to the prior period are primarily the result of voluntary early-outs, as well as leaves of absence and incentive lines accepted in 2020 which carried into 2021. These reductions were offset by increased wages in the second quarter as we began to rebuild staffing and provide incentives to employees in response to increasing demand. Reductions to defined-contribution plan expense, medical and other benefits, and payroll taxes are a direct result of the decline in wages.

For the full year, we expect wages and benefits will increase compared to 2020 as we increase scheduled flying and return workers from incentive leaves or other absences to align with our expectation of increased demand. Additionally, as labor shortages continue to impact many of our markets, we expect to see continued wage pressure as we offer premium and bonus pay to attract and retain employees.

Variable Incentive Pay

Variable incentive pay expense increased $44 million, or 191%, during the first six months of 2021 as compared to the same period in 2020. The increase is primarily due to the expectation that incremental key targets will be achieved under the performance based pay program.

Aircraft Maintenance

Aircraft maintenance expense increased by $23 million, or 14%, during the first six months of 2021 compared to the same period in 2020. The increase is primarily due to increased component repairs which were delayed from 2020 as a result of increased flight hours, as well as increased power-by-the-hour combined with increased utilization of covered aircraft.

We expect full year aircraft maintenance expense to be higher than 2020 on increased aircraft utilization.

Landing fees and other rentals

Landing fees and other rentals increased by $59 million, or 28%, during the first six months of 2021 compared to the same period in 2020, primarily due to a significant increase in departures, combined with increased rates at certain of our airports.

For the full year we expect landing fees and other rentals to increase as compared to 2020 as we continue to increase capacity and departures on increased rates at many of our hub airports.

Selling Expense

Selling expense increased by $15 million, or 25%, during the first six months of 2021 compared to the same period in 2020, primarily driven by a significant increase in distribution costs and credit card commissions. Increased marketing spend and sponsorship costs given the return of professional sports and events also contributed to the year-over-year increase.

We expect full year selling expense will increase in-line with the increase to revenue as a result of increased distribution costs on higher bookings, as well as increased sponsorship and marketing costs.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased $4 million, or 6%, during the first six months of 2021 compared to the same period in 2020. The increase is primarily due to a 26% increase in SkyWest departures as compared to the prior year. Increased SkyWest activity was offset by the receipt and recognition of $14 million in pass-through of CARES Act PSP funding for pilot and flight attendant wages and benefits.

For the full year, we expect third-party regional carrier expense to be higher than 2020 driven by increased departures.

Special Items - Impairment and other charges

We recorded impairment and other charges of $14 million in the first six months of 2021, consisting of costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor. We continue to evaluate total estimated costs to return these permanently parked aircraft, and make updates to total expense where necessary.

Special Items - Restructuring charges

We recorded a restructuring benefit of $12 million in the first six months of 2021 primarily as a result of issuing recall notices to pilots on incentive lines for periods earlier than were previously anticipated.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline reported an adjusted pretax loss was $468 million in the first six months of 2021, compared to an adjusted pretax loss of $556 million in the same period in 2020. The $88 million improvement to pretax loss was driven by a $163 million increase in Mainline operating revenues coupled with a $28 million decrease in Mainline non-fuel operating expense. These improvements were offset by a $69 million increase in Mainline fuel expense.

As compared to the prior year, higher Mainline revenues are primarily attributable to a 25% increase in traffic on a 20 point increase in capacity, driven by the significant increase in demand recovering from the COVID-19 pandemic. Non-fuel operating expenses increased from higher variable costs on increased capacity, as well as rising wages and benefits expense as we expand our workforce to meet growing demand and leisure travel seasonality. Higher raw fuel prices, combined with increased consumption drove the growth in Mainline fuel expense.

Regional

Regional operations incurred an adjusted pretax loss of $206 million in the first six months of 2021, compared to an adjusted pretax loss of $202 million in the first six months of 2020. The increased loss was attributable to a $72 million increase in non-fuel operating expenses and a $36 million increase in fuel costs, offset by a $104 million increase in operating revenues.

The increase to regional revenues is driven by a 50% increase in traffic as compared to the prior-year period, also resulting in increased variable non-fuel operating expenses.

Horizon

Horizon achieved an adjusted pretax profit of $26 million in the first six months of 2021, compared to an adjusted pretax profit of $16 million in the same period in 2020, primarily due to improved operational performance and cost management.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take action to reduce costs, manage liquidity and preserve the relative strength of our balance sheet. In 2020, we took significant actions to enhance and preserve our liquidity, withstand depressed demand, and prepare for the recovery ahead. In 2021, we have achieved the following, which we believe positions us well for recovery:

•Generated positive operating cash flow of $1.0 billion, bolstered by improved advance bookings for increased demand for air travel, and the receipt of $1.2 billion in payroll support funding from the U.S. Treasury under extensions of CARES Act programs, $892 million of which is included in operating cash flow;

•Repaid $681 million in debt, including the termination of the CARES Act loan, and the full repayment of two outstanding lines of credit;

•Decreased debt-to-capitalization ratio to 56% at June 30, 2021 from 61% at December 31, 2020;

•Finalized a previously announced amendment to the existing aircraft purchase agreement with Boeing, which significantly reduced our 2021 capital commitments and provides slide rights to defer commitments from 2022 to later years, and;

•Maintained low capital expenditures, which are expected to be approximately $225 million in 2021, including renegotiated timing of pre-delivery payments and deferral of non-essential capital projects.

Although we have no plans to access equity markets at this time, we believe our equity would be of high interest to investors.

As the business continues to recover and returns to profitability, reducing outstanding debt and strengthening our balance sheet is a high priority. Based on our expectations about the recovery ahead, we expect to generate cash flow from operations of zero to $100 million in the third quarter. This is lower than in the second quarter due to the expectation of no further government support and seasonal booking patterns that result in less cash bookings for future travel.

We believe that our current cash and marketable securities balance, combined with available sources of liquidity, will be sufficient to fund our operations and meet our debt payment obligations, and to remain in compliance with the financial debt covenants in existing financing arrangements for the foreseeable future.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2021	December 31, 2020	Change
Cash and marketable securities	$3,951	$3,346	18%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	103%	94%	9 pts
Total debt	3,188	3,495	(9) %
Shareholders’ equity	$3,324	$2,988	11%

Debt-to-capitalization, adjusted for operating leases
(in millions)	June 30, 2021	December 31, 2020	Change
Long-term debt, net of current portion	$2,319	$2,357	(2)%
Capitalized operating leases	1,485	1,558	(5)%
COVID-19 related borrowings(a)	425	734	(42)%
Adjusted debt, net of current portion of long-term debt	$4,229	$4,649	(9)%
Shareholders' equity	3,324	2,988	11%
Total invested capital	$7,553	$7,637	(1)%

Debt-to-capitalization, including operating leases	56%	61%	(5) pts
(a)To best reflect our leverage, we included the remaining short-term borrowings stemming from the COVID-19 pandemic in the above calculation, although these borrowings are classified as current in the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	June 30, 2021	December 31, 2020
Current portion of long-term debt	$869	$1,138
Current portion of operating lease liabilities	263	290
Long-term debt, net of current portion	2,319	2,357
Long-term operating lease liabilities, net of current portion	1,222	1,268
Total adjusted debt	4,673	5,053
Less: Cash and marketable securities	(3,951)	(3,346)
Adjusted net debt	$722	$1,707

(in millions)	Twelve Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
GAAP Operating Loss(a)	$(778)	$(1,775)
Adjusted for:
Payroll Support Program grant wage offset and special items	(712)	71
Mark-to-market fuel hedge adjustments	(79)	(8)
Depreciation and amortization	400	420
Aircraft rent	268	299
EBITDAR	$(901)	$(993)
Adjusted net debt to EBITDAR	(0.8x)	(1.7x)
(a)Operating loss can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2021, net cash provided by operating activities was $1.0 billion, compared to $321 million during the same period in 2020. The $686 million increase in our operating cash flows is primarily attributable to a $712 million improvement to net income, aided by the receipt and recognition of $892 million in PSP grant funding made available by the U.S. Treasury. Additionally, improvement in our operating cash flows is due to continued increases in advanced bookings and a significant reduction in refund activity when compared to the first six months of 2020.

Cash Used in Investing Activities

Cash used in investing activities was $1.1 billion during the first six months of 2021, compared to $124 million during the same period of 2020. The increase to cash used in investing activities is primarily due to net purchases of marketable securities, which were $963 million in the first six months of 2021, compared to net sales of $34 million in the six months ended June 30, 2020. The shift to net purchases is primarily driven by additional cash on hand from increased operating cash flow and the PSP program, which allowed the Company to invest additional funds.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $281 million during the first six months of 2021 compared to cash provided by financing activities of $1.1 billion during the same period in 2020. During the first six months of 2021, we utilized cash on hand to repay $681 million of outstanding long-term debt, compared to payments of $125 million during the same period in 2020. These payments were offset by proceeds from debt issuances of $363 million, primarily a result of the loan portion of the proceeds from the CARES Act PSP, compared to $1.3 billion issued in 2020 in response to the COVID-19 pandemic.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of June 30, 2021, we have firm orders to purchase 75 aircraft, and firm commitments to lease 13 aircraft. Alaska also has an agreement with SkyWest Airlines to expand our long-term capacity purchase agreement by eight aircraft in 2022. Alaska also has cancellable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2024 through 2027. At this time, we do not expect to take delivery of these 30 Airbus aircraft. Alaska also has options to acquire 39 B737-9 MAX aircraft with deliveries from 2024 through 2026, and Horizon has options to acquire 21 E175 aircraft with deliveries from 2023 through 2024. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of June 30, 2021:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	June 30, 2021	2021 Additions	2021 Removals	Dec 31, 2021	2022 Changes	Dec 31, 2022	2023 Changes	Dec 31, 2023
B737 Freighters	3	—	—	3	—	3	—	3
B737-700	11	—	—	11	—	11	—	11
B737-800	61	—	—	61	—	61	—	61
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-9 MAX	5	7	—	12	31	43	22	65
A320(b)	21	7	(1)	27	(3)	24	(24)	—
A321neo	10	—	—	10	—	10	—	10
Total Mainline Fleet	202	14	(1)	215	28	243	(2)	241
Q400 operated by Horizon(c)	32	—	—	32	—	32	—	32
E175 operated by Horizon(c)	30	—	—	30	5	35	4	39
E175 operated by third party(c)	32	—	—	32	8	40	—	40
Total Regional Fleet	94	—	—	94	13	107	4	111
Total	296	14	(1)	309	41	350	2	352
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted yet.
(b)Actual fleet at June 30, 2021, excluding Airbus aircraft permanently parked in response to COVID-19 capacity reductions. We have announced plans to return 12 of these aircraft to operating service, seven of which are planned for 2021 and five for 2022.
(c)Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party. Under the terms of our capacity purchase agreement with a third party, in 2023 an additional spare aircraft will be leased to support the operational integrity of the network.

For future firm orders and option exercises, we may finance the aircraft through cash flow from operations or long-term debt.

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

	Approximate Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2021	100	$60	$2
Fourth Quarter 2021	90	$61	$3
Remainder of 2021	190	$60	$2
First Quarter 2022	80	$67	$3
Second Quarter 2022	60	$66	$3
Third Quarter 2022	40	$70	$3
Fourth Quarter 2022	20	$71	$3
Full Year 2022	200	$68	$3

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2021. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2021	2022	2023	2024	2025	Beyond 2025	Total
Current and long-term debt obligations	$227	$796	$334	$240	$261	$1,353	$3,211
Aircraft lease commitments(a)	162	280	219	167	159	633	1,620
Facility lease commitments	6	10	9	8	6	88	127
Aircraft-related commitments(b)	107	1,458	1,207	291	76	12	3,151
Interest obligations (c)	55	98	72	57	51	175	508
Other obligations (d)	89	184	189	196	197	898	1,753
Total	$646	$2,826	$2,030	$959	$750	$3,159	$10,370
(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of June 30, 2021.
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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended June 30, 2021. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the second quarter of 2021, the Company issued 271,437 warrants to the United States Department of the Treasury (“Treasury”) in connection with the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act, resulting in warrants to purchase a total of 1,455,436 shares of the Company’s common stock that have been issued to Treasury in connection with the payroll support program. Each warrant is exercisable at a strike price of $52.25 (49,625 shares related to PSP2) and $66.39 (221,812 shares related to PSP3) per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

August 3, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
4.1†	Closing Date Warrant to Purchase Common Stock, dated April 8, 2021
4.2†	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021
4.3†	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021
4.4†	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021
4.5†	Closing Date Warrant to Purchase Common Stock, dated June 3, 2021
4.6†	Promissory note, dated April 29, 2021, by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors
10.1†	Payroll Support Program 3 Agreement, dated April 29, 2021, between Alaska Airlines, Inc., and the United States Department of the Treasury
10.2†	Warrant Agreement, dated April 29, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury
10.3†	Supplemental Agreement No. 16 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.
10.4†	Supplemental Agreement No. 17 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.
10.5†*	Amendment No. 15 to Purchase Agreement dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.
10.6†	Alaska Air Group Performance Based Pay Plan, Amended and Restated May 6, 2021
10.7†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 6, 2021
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Certain confidential portions have been redacted from this exhibit in accordance with Item 601(b)(10) of Regulation S-K under the Securities Exchange Act of 1934, as amended.