Form 10-Q
period 2021-09-30
ALASKA AIR GROUP, INC.
filed 2021-11-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant has 125,310,668 common shares, par value $0.01, outstanding at October 29, 2021.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2020, and Item 1A. "Risk Factors" of Part II of this Form 10-Q. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$495	$1,370
Marketable securities	2,700	1,976
Total cash and marketable securities	3,195	3,346
Receivables - net	536	480
Inventories and supplies - net	62	57
Prepaid expenses, assets held-for-sale, and other current assets	208	123
Total Current Assets	4,001	4,006

Property and Equipment
Aircraft and other flight equipment	8,076	7,761
Other property and equipment	1,446	1,398
Deposits for future flight equipment	378	583
	9,900	9,742
Less accumulated depreciation and amortization	3,780	3,531
Total Property and Equipment - Net	6,120	6,211

Operating lease assets	1,370	1,400
Goodwill	1,943	1,943
Intangible assets - net	102	107
Other noncurrent assets	346	379
Other Assets	3,761	3,829

Total Assets	$13,882	$14,046

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$181	$108
Accrued wages, vacation and payroll taxes	426	527
Air traffic liability	1,225	1,073
Other accrued liabilities	603	424
Deferred revenue	904	733
Current portion of operating lease liabilities	260	290
Current portion of long-term debt	425	1,138
Total Current Liabilities	4,024	4,293

Long-Term Debt, Net of Current Portion	2,225	2,357

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,206	1,268
Deferred income taxes	501	407
Deferred revenue	1,446	1,544
Obligation for pension and postretirement medical benefits	558	665
Other liabilities	391	524
	4,102	4,408
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2021 - 134,655,235 shares; 2020 - 133,567,534 shares, Outstanding: 2021 - 125,305,291 shares; 2020 - 124,217,590 shares	1	1
Capital in excess of par value	462	391
Treasury stock (common), at cost: 2021 - 9,349,944 shares; 2020 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(482)	(494)
Retained earnings	4,224	3,764
	3,531	2,988
Total Liabilities and Shareholders' Equity	$13,882	$14,046

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Passenger revenue	$1,774	$572	$3,785	$2,362
Mileage Plan other revenue	120	84	332	266
Cargo and other	59	45	160	130
Total Operating Revenues	1,953	701	4,277	2,758
Operating Expenses
Wages and benefits	578	495	1,581	1,579
Variable incentive pay	42	42	109	65
Payroll Support Program grant wage offset	—	(398)	(914)	(760)
Aircraft fuel, including hedging gains and losses	376	125	853	568
Aircraft maintenance	89	84	272	244
Aircraft rent	64	74	188	229
Landing fees and other rentals	141	109	414	323
Contracted services	62	36	167	138
Selling expenses	49	24	123	83
Depreciation and amortization	99	105	294	320
Food and beverage service	39	14	97	70
Third-party regional carrier expense	39	29	106	92
Other	126	89	348	310
Special items - impairment charges and other	(9)	121	5	350
Special items - restructuring charges	—	322	(12)	322
Special items - merger-related costs	—	1	—	5
Total Operating Expenses	1,695	1,272	3,631	3,938
Operating Income (Loss)	258	(571)	646	(1,180)
Nonoperating Income (Expense)
Interest income	6	7	19	23
Interest expense	(30)	(34)	(101)	(64)
Interest capitalized	3	4	9	8
Other - net	8	5	27	16
Total Nonoperating Income (Expense)	(13)	(18)	(46)	(17)
Income (Loss) Before Income Tax	245	(589)	600	(1,197)
Income tax expense (benefit)	51	(158)	140	(320)
Net Income (Loss)	$194	$(431)	$460	$(877)

Basic Income (Loss) Per Share:	$1.55	$(3.49)	$3.69	$(7.12)
Diluted Income (Loss) Per Share:	$1.53	$(3.49)	$3.64	$(7.12)
Shares used for computation:
Basic	125.250	123.647	124.846	123.255
Diluted	127.188	123.647	126.325	123.255

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net Income (Loss)	$194	$(431)	$460	$(877)

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	(4)	2	(15)	32
Reclassification of gain into Other - net nonoperating income	—	(2)	(6)	(11)
Income tax effect	1	—	5	(5)
Total	(3)	—	(16)	16

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits and Other - net nonoperating income	8	7	25	22
Income tax effect	(2)	(1)	(6)	(5)
Total	6	6	19	17

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	2	2	11	(25)
Reclassification of loss into Aircraft rent	—	1	—	2
Income tax effect	—	(1)	(2)	5
Total	2	2	9	(18)

Other Comprehensive Income	5	8	12	15

Comprehensive Income (Loss)	$199	$(423)	$472	$(862)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
Net loss	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	12
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued under stock plans	0.225	—	(2)	—	—	—	(2)
Balances at March 31, 2021	124.442	$1	$409	$(674)	$(494)	$3,633	$2,875
Net income	—	—	—	—	—	397	397
Other comprehensive income	—	—	—	—	7	—	7
Stock-based compensation	0.009	—	13	—	—	—	13
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued for employee stock purchase plan	0.716	—	23	—	—	—	23
Stock issued under stock plans	0.062	—	1	—	—	—	1
Balances at June 30, 2021	125.229	$1	$454	$(674)	$(487)	$4,030	$3,324
Net income	—	—	—	—	—	194	194
Other comprehensive income	—	—	—	—	5	—	5
Stock-based compensation	—	—	10	—	—	—	10
Stock issued under stock plans	0.076	—	(2)	—	—	—	(2)
Balances at September 30, 2021	125.305	$1	$462	$(674)	$(482)	$4,224	$3,531

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
Net loss	—	—	—	—	—	(232)	(232)
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Common stock repurchase	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	9	—	—	—	9
Cash dividend declared ($0.375 per share)	—	—		—	—	(45)	(45)
Stock issued under stock plans	0.123	—	—	—	—	—	—
Balance at March 31, 2020	122.585	$1	$314	$(674)	$(482)	$4,856	$4,015
Net loss	—	—	—	—	—	(214)	(214)
Other comprehensive income	—	—	—	—	24	—	24
Stock-based compensation	—	—	2	—	—	—	2
CARES Act warrant issuance	—	—	7	—	—	—	7
Stock issued for employee stock purchase plan	1.000	—	27	—	—	—	27
Stock issued under stock plans	0.054	—	—	—	—	—	—
Balances at June 30, 2020	123.639	$1	$350	$(674)	$(458)	$4,642	$3,861
Net loss	—	—	—	—	—	(431)	(431)
Other comprehensive income	—	—	—	—	8	—	8
CARES Act warrant issuances	—	—	9	—	—	—	9
Stock-based compensation	—	—	7	—	—	—	7
Stock issued under stock plans	0.022	—	—	—	—	—	—
Balances at September 30, 2020	123.661	$1	$366	$(674)	$(450)	$4,211	$3,454

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$460	$(877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	294	320
Stock-based compensation and other	35	14
Special items - impairment charges and other	5	350
Special items - restructuring charges	(12)	322
Changes in certain assets and liabilities:
Changes in deferred tax provision	95	(220)
Increase in air traffic liability	152	171
Increase in deferred revenue	73	193
Pension contribution	(100)	—
Other - net	(101)	(157)
Net cash provided by operating activities	901	116
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(52)	(61)
Other flight equipment	(78)	(49)
Other property and equipment	(60)	(94)
Total property and equipment additions, including capitalized interest	(190)	(204)
Purchases of marketable securities	(3,413)	(2,092)
Sales and maturities of marketable securities	2,669	1,520
Other investing activities	(9)	9
Net cash used in investing activities	(943)	(767)
Cash flows from financing activities:
Proceeds from issuance of debt	363	2,581
Common stock repurchases	—	(31)
Dividends paid	—	(45)
Long-term debt payments	(1,222)	(238)
Other financing activities	34	19
Net cash provided by (used in) financing activities	(825)	2,286
Net increase (decrease) in cash, cash equivalents, and restricted cash	(867)	1,635
Cash, cash equivalents, and restricted cash at beginning of period	1,386	232
Cash, cash equivalents, and restricted cash at end of the period	$519	$1,867

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash paid during the period for:
Interest (net of amount capitalized)	$100	$38
Income taxes	—	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	$126	54

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$495	$1,855
Restricted cash included in Prepaid expenses, assets held-for-sale, and other current assets	24	12
Total cash, cash equivalents, and restricted cash at end of the period	$519	$1,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results for the entire year.

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

Beginning in 2020, the Company implemented various cost-saving initiatives, including permanently parking aircraft, restructuring the workforce through early-out and incentive leave programs, and obtaining funding available under programs offered by the U.S. Department of the Treasury (the Treasury). As demand has improved and the business has grown back toward pre-pandemic flying levels, these programs have been adjusted to meet the needs of the airline. The impacts of these programs for the three and nine months ended September 30, 2021 are described below.

Lease Return Costs

Alaska removed 40 leased aircraft from operating service in 2020, and recorded an estimate of the expected future lease return costs for the aircraft. Lease return costs include the write off of associated maintenance deposits, as Alaska no longer expects to perform maintenance events covered by those deposits. The total net charge recorded in 2020 for aircraft that were parked amounted to $209 million. In the first quarter of 2021, the Company recorded an additional $18 million in costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor, which was classified as Special items - impairment charges and other on the condensed consolidated statements of operations. The Company continues to evaluate estimated costs to return leased aircraft, resulting in reductions to the related accrual of $4 million in the second quarter and $9 million in the third quarter. The lease return cost estimates are based on the Company's best estimate of costs to return aircraft as of the date of this filing.

In the second quarter of 2021, Alaska initiated a plan to reactivate up to 12 previously parked Airbus aircraft to support Alaska's plans for restoring capacity to 100% of pre-pandemic levels by no later than summer 2022. Six of these reactivated aircraft returned to the operating fleet in the third quarter of 2021, with all 12 expected to be reactivated by the second quarter of 2022. The Company currently anticipates all aircraft that are temporarily being returned to service will be removed from operating service by the end of 2023. At this time, the Company does not anticipate that the return to service of these aircraft will materially change estimated lease return costs previously recorded, as leases for aircraft returning to service generally expire within a near term window.

Workforce restructuring

The Company's subsidiaries reduced their operating workforce in 2020 to better align with the expected size of the business. To mitigate the need for involuntary furloughs, various early-out and voluntary leave programs were made available to all frontline work groups, in addition to incentive leave programs made available to Alaska pilots and mechanics. Through these programs, over 600 employees took permanent early-outs and over 3,300 employees took voluntary or incentive leaves. All employees on leave returned to work by October 2021.

In 2020, as a result of these programs, the Company recorded $220 million in wage expense for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage and lump-sum termination payments. Throughout 2021, the Company continued to refine and update capacity expectations and training schedules, which resulted in changes to anticipated leave lengths. As a result, the Company has recorded a net benefit of $12 million during the nine months ended September 30, 2021.

The table below presents a roll forward of the outstanding voluntary leave liability (in millions):

Nine Months Ended September 30, 2021
Total voluntary leave liability balance at January 1	$127
Cash payments	(99)
Charges and adjustments	(12)
Total voluntary leave liability balance at September 30	$16

The outstanding accrual is for final payments for participants on an incentive leave who will not return to active employment. The Company will make the majority of the remaining cash payments associated with this liability in 2021. The balance is reflected in accrued wages, benefits and payroll taxes on the condensed consolidated balance sheet.

CARES Act Funding

During the first quarter of 2021, Alaska, Horizon, and McGee finalized agreements with the Treasury through an extension of the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act, made available under the Consolidated Appropriations Act, 2021 (PSP 2). Under PSP 2 and the supporting agreements, Alaska, Horizon and McGee received total funds of approximately $539 million in the first quarter of 2021. In April 2021, Alaska, Horizon and McGee received an additional $87 million in funds made available under PSP 2.

Also in April 2021, Alaska, Horizon and McGee finalized additional agreements with the Treasury under a third round of the PSP, made available under the American Rescue Plan Act of 2021 (PSP 3). Under PSP 3 and the supporting agreements, Alaska, Horizon, and McGee received total funds of $585 million in the second quarter of 2021.

Of the amounts received during the nine months ended September 30, 2021, $311 million represented unsecured debt and was recorded at par, and $16 million represented warrants recorded at fair value using the Black-Scholes model. Both were recorded on the condensed consolidated balance sheet. The remaining $892 million was recorded as grant proceeds. These amounts are inclusive of additional funding of $8 million made available to McGee under the first installment of the PSP program (PSP 1). The grant is recorded as an offset to wages, salaries and benefits as eligible expenses are incurred. During the nine months ended September 30, 2021, the Company recognized $914 million of the PSP grant proceeds as a wage offset. Included in this $914 million is approximately $21 million for employee retention credits as provided for in the CARES Act. The Company does not expect to record any additional wage offset in 2021.

Total funds contracted from the Treasury under the three Payroll Support Programs are allocated as follows (in millions):

	Grants	Loans	Warrants	Total Proceeds
PSP 1	$757	$293	$9	$1,059
PSP 2	457	160	9	626
PSP 3	431	147	7	585
Total	$1,645	$600	$25	$2,270

Funds were exclusively used for payment of employee salaries, wages and benefits. Upon receipt of the funds issued under PSP 3, certain conditions and restrictions were extended. These conditions include, but are not limited to, refraining from conducting involuntary furloughs or reducing employee pay rates through September 30, 2021 and placing limits on executive compensation and severance through April 1, 2023. The conditions also included suspension of dividends and share repurchases through September 30, 2022.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. In 2020, the Company eliminated ticket change fees indefinitely from main cabin and first class fares. Mileage Plan other revenue includes brand and marketing revenue from the co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 9. The level of detail within the Company’s condensed consolidated statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passenger ticket revenue, including ticket breakage, net of taxes and fees	$1,483	$459	$3,122	$1,894
Passenger ancillary revenue	101	49	235	196
Mileage Plan passenger revenue	190	64	428	272
Total Passenger revenue	$1,774	$572	$3,785	$2,362

Mileage Plan™ Loyalty Program

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passenger revenue	$190	$64	$428	$272
Mileage Plan other revenue	120	84	332	266
Total Mileage Plan revenue	$310	$148	$760	$538

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cargo revenue	$34	$31	$95	$83
Other revenue	25	14	65	47
Total Cargo and other revenue	$59	$45	$160	$130

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $101 million from the prior year-end air traffic liability balance for the three months ended September 30, 2021 , and $276 million and $484 million for the nine months ended September 30, 2021 and 2020.

Included within the air traffic liability is an outstanding liability for travel credits that guests may utilize for future travel. A high volume of credits were issued in 2020 as a result of the COVID-19 pandemic, and issuance levels in 2021 have normalized, though remain above pre-COVID levels. In April 2021, as part of the Company's COVID-19 relief measures, travel credits that were set to expire at any point in 2021 were extended through December 31, 2021 for possible travel through November 30, 2022. As a result of improving demand, the Company has experienced increased credit redemptions in 2021. Total credits, net of breakage, included in the air traffic liability balance as of September 30, 2021 were $324 million, compared to $569 million at December 31, 2020.

Mileage PlanTM assets and liabilities

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $57 million of such receivables as of September 30, 2021 and $48 million as of December 31, 2020. As demand for air travel remains unpredictable, the timing of recognition of mileage credits may differ from current assumptions.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Nine Months Ended September 30,
	2021	2020
Total Deferred revenue balance at January 1	$2,277	$1,990
Travel miles and companion certificate redemption - Passenger revenue	(428)	(272)
Miles redeemed on partner airlines - Other revenue	(30)	(21)
Increase in liability for mileage credits issued	531	486
Total Deferred revenue balance at September 30	$2,350	$2,183
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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2021, total cost basis for all marketable securities was $2.7 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$278	$—	$278	$407	$—	$407
Equity mutual funds	6	—	6	7	—	7
Foreign government bonds	—	38	38	—	20	20
Asset-backed securities	—	337	337	—	224	224
Mortgage-backed securities	—	239	239	—	290	290
Corporate notes and bonds	—	1,736	1,736	—	978	978
Municipal securities	—	66	66	—	50	50
Total Marketable securities	284	2,416	2,700	414	1,562	1,976
Derivative instruments
Fuel hedge - call options	—	95	95	—	15	15
Total Assets	$284	$2,511	$2,795	$414	$1,577	$1,991

Liabilities
Derivative instruments
Interest rate swap agreements	—	(14)	(14)	—	(25)	(25)
Total Liabilities	$—	$(14)	$(14)	$—	$(25)	$(25)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of September 30, 2021.

Maturities for marketable securities (in millions):

September 30, 2021	Cost Basis	Fair Value
Due in one year or less	$1,193	$1,194
Due after one year through five years	1,409	1,418
Due after five years through 10 years	81	81
Total	$2,683	$2,693

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

Debt: To estimate the fair value of all fixed-rate debt as of September 30, 2021, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $769 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	September 30, 2021	December 31, 2020
Total fixed-rate debt	$1,828	$1,662

Estimated fair value	$1,949	$1,778

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and nine months ended September 30, 2021.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	September 30, 2021	December 31, 2020
Fixed-rate notes payable due through 2029	$169	$198
Fixed-rate PSP notes payable due through 2031	600	290
Fixed-rate EETC payable due through 2025 & 2027	1,058	1,174
Variable-rate notes payable due through 2029	843	1,866
Less debt issuance costs and unamortized debt discount	(20)	(33)
Total debt	2,650	3,495
Less current portion	425	1,138
Long-term debt, less current portion	$2,225	$2,357

Weighted-average fixed-interest rate	3.6%	4.3%
Weighted-average variable-interest rate	1.2%	1.9%

Approximately $539 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2021, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.3%.

During the nine months ended September 30, 2021, the Company issued $363 million of debt, comprised of $311 million of unsecured loans from the PSP and $54 million in proceeds from issuance of debt. Debt proceeds were offset by $1.2 billion in debt payments. Included within total debt payments is the full repayment of the $135 million loan from the U.S. Treasury made available under the CARES Act, $363 million outstanding balance on two credit facilities, and prepayment of the $425 million 364-day term loan facility.

The $600 million PSP notes are unsecured senior term loans with a 10-year term, bearing an interest rate of 1% in years 1 through 5, and an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 2% in years 6 through 10. The PSP notes are prepayable at par without penalty.

CARES Act

In 2020, the Company finalized an agreement with the Treasury to obtain up to $1.9 billion via a secured term loan facility. Obligations under the loan agreement were secured by assets related to, and revenues generated by, Alaska's Mileage PlanTM frequent flyer program, as well as by 30 aircraft and 15 spare engines. In 2020, the Company drew $135 million under the agreement, which was used for general corporate purposes and certain operating expenses in accordance with the terms and conditions of the loan agreement and the applicable provisions of the CARES Act. The full balance was repaid in the second quarter of 2021. In accordance with the related agreement, the facility terminated at the time of payment.

Debt Maturity

At September 30, 2021 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2021	$112
2022	371
2023	334
2024	240
2025	261
Thereafter	1,352
Total	$2,670

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of September 30, 2021. One of the credit facilities for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. In October 2021, the expiry of this facility was extended to March 2025. The second credit facility for $250 million expires in June 2024 and is secured by aircraft. These two facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2022 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at September 30, 2021.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$13	$11	$39	$37
Pension expense included in Wages and benefits	13	11	39	37

Interest cost	14	19	42	57
Expected return on assets	(30)	(28)	(91)	(83)
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Recognized actuarial loss	9	9	27	26
Pension expense included in Nonoperating Income (Expense)	$(8)	$(1)	$(23)	$(1)

Alaska made a $100 million voluntary contribution to the defined benefit plan for its pilots during the three months ended September 30, 2021.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of September 30, 2021 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)
Remainder of 2021	$60	$42
2022	1,476	173
2023	1,681	178
2024	385	183
2025	79	188
Thereafter	13	877
Total	$3,694	$1,641
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of September 30, 2021, Alaska had commitments to purchase 74 B737-9 MAX aircraft, with contracted deliveries between 2021 and 2024. Future minimum contractual payments for these aircraft reflect the expected delivery timing, but are also subject to change. Horizon also has commitments to purchase 12 E175 aircraft with deliveries between 2022 and 2025. In addition, Alaska has options to purchase 52 B737-9 MAX aircraft, and Horizon has options to purchase 21 E175 aircraft. Option payments are not reflected in the table above.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines. In February 2021, an appellate court reversed portions of the lower court decision and significantly reduced the judgment, again without awarding injunctive relief against Alaska. The determination of total judgment has not been completed as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $22 million, and holds an accrual for $22 million in Other accrued liabilities on the condensed consolidated balance sheets.

Alaska is seeking an appellate court ruling that the California laws on which the judgment is based are invalid as applied to airlines pursuant to the U.S. Constitution and provisions of federal law that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case. If appeal efforts are unsuccessful, compliance with the California laws may have an adverse impact on the Company's operations and financial position.

The Company is involved in other litigation around the application of state and local employment laws, like many air carriers. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of September 30, 2021, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely.
CARES Act Warrant Issuances
As additional taxpayer protection required under PSP programs, during the nine months ended September 30, 2021 the Company granted the Treasury a total of 539,508 warrants to purchase common stock. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term.
Additionally, in conjunction with the October 2020 draw on the CARES Act Loan, the Company granted the Treasury 427,080 warrants to purchase ALK common stock. The value of the warrants was estimated using a Black-Scholes option pricing model, and the relative fair value of the warrants of $6 million was recorded in stockholders' equity.
Total warrants outstanding are as follows as of September 30, 2021:

	Number of shares of ALK common stock	Strike Price
PSP 1	928,127	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Total	1,882,518

Accumulated other comprehensive loss
Components of accumulated other comprehensive loss, net of tax (in millions):

	September 30, 2021	December 31, 2020
Related to marketable securities	$7	$23
Related to employee benefit plans	(479)	(498)
Related to interest rate derivatives	(10)	(19)
Total	$(482)	$(494)

Earnings (Loss) Per Share (EPS)

EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, restricted stock units, and warrants, using the treasury-stock method. Loss per share is calculated by dividing net loss by the average number of basic shares outstanding. For the three and nine months ended September 30, 2021, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines – Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, and SkyWest, under which Alaska receives all passenger revenues.

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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,425	$349	$—	$—	$1,774	$—	$1,774
CPA revenues	—	—	107	(107)	—	—	—
Mileage Plan other revenue	105	15	—	—	120	—	120
Cargo and other	58	—	—	1	59	—	59
Total Operating Revenues	1,588	364	107	(106)	1,953	—	1,953
Operating Expenses
Operating expenses, excluding fuel	1,060	288	93	(113)	1,328	(9)	1,319
Economic fuel	299	77	—	—	376	—	376
Total Operating Expenses	1,359	365	93	(113)	1,704	(9)	1,695
Nonoperating Income (Expense)
Interest income	7	—	—	(1)	6	—	6
Interest expense	(25)	—	(6)	1	(30)	—	(30)
Interest capitalized	2	—	—	1	3	—	3
Other - net	8	—	—	—	8	—	8
Total Nonoperating Income (Expense)	(8)	—	(6)	1	(13)	—	(13)
Income (Loss) Before Income Tax	$221	$(1)	$8	$8	$236	$9	$245

	Three Months Ended September 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$401	$171	$—	$—	$572	$—	$572
CPA revenues	—	—	95	(95)	—	—	—
Mileage Plan other revenue	65	19	—	—	84	—	84
Cargo and other	45	—	—	—	45	—	45
Total Operating Revenues	511	190	95	(95)	701	—	701
Operating Expenses
Operating expenses, excluding fuel	872	248	78	(97)	1,101	46	1,147
Economic fuel	90	38	—	—	128	(3)	125
Total Operating Expenses	962	286	78	(97)	1,229	43	1,272
Nonoperating Income (Expense)
Interest income	8	—	—	(1)	7	—	7
Interest expense	(28)	—	(6)	—	(34)	—	(34)
Interest capitalized	4	—	—	—	4	—	4
Other - net	4	—	—	1	5	—	5
Total Nonoperating Income (Expense)	(12)	—	(6)	—	(18)	—	(18)
Income (Loss) Before Income Tax	$(463)	$(96)	$11	$2	$(546)	$(43)	$(589)

	Nine Months Ended September 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$3,003	$782	$—	$—	$3,785	$—	$3,785
CPA revenues	—	—	322	(322)	—	—	—
Mileage Plan other revenue	287	45	—	—	332	—	332
Cargo and other	157	—	—	3	160	—	160
Total Operating Revenues	3,447	827	322	(319)	4,277	—	4,277
Operating Expenses
Operating expenses, excluding fuel	2,937	839	272	(349)	3,699	(921)	2,778
Economic fuel	726	195	—	—	921	(68)	853
Total Operating Expenses	3,663	1,034	272	(349)	4,620	(989)	3,631
Nonoperating Income (Expense)
Interest income	20	—	—	(1)	19	—	19
Interest expense	(86)	—	(16)	1	(101)	—	(101)
Interest capitalized	8	—	—	1	9	—	9
Other - net	27	—	—	—	27	—	27
Total Nonoperating Income (Expense)	(31)	—	(16)	1	(46)	—	(46)
Income (Loss) Before Income Tax	$(247)	$(207)	$34	$31	$(389)	$989	$600

	Nine Months Ended September 30, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,860	$502	$—	$—	$2,362	$—	$2,362
CPA revenues	—	—	281	(281)	—	—	—
Mileage Plan other revenue	219	47	—	—	266	—	266
Cargo and other	128	—	—	2	130	—	130
Total Operating Revenues	2,207	549	281	(279)	2,758	—	2,758
Operating Expenses
Operating expenses, excluding fuel	2,777	727	238	(289)	3,453	(83)	3,370
Economic fuel	448	120	—	—	568	—	568
Total Operating Expenses	3,225	847	238	(289)	4,021	(83)	3,938
Nonoperating Income (Expense)
Interest income	33	—	—	(10)	23	—	23
Interest expense	(58)	—	(16)	10	(64)	—	(64)
Interest capitalized	8	—	—	—	8	—	8
Other - net	16	—	—	—	16	—	16
Total Nonoperating Income (Expense)	(1)	—	(16)	—	(17)	—	(17)
Income (Loss) Before Income Tax	$(1,019)	$(298)	$27	$10	$(1,280)	$83	$(1,197)

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges. See Note A in the accompanying pages for further information.
(c)Includes Payroll Support Program wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	September 30, 2021	December 31, 2020
Mainline	$19,161	$19,754
Horizon	1,251	1,170
Consolidating & Other	(6,530)	(6,878)
Consolidated	$13,882	$14,046

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and in "Item 1A. Risk Factors" of Part II of this Form 10-Q. This overview summarizes the MD&A, which includes the following sections:

•Third Quarter Review—highlights from the third quarter of 2021 outlining some of the major events that happened during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2021. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2021.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Business Recovery and Financial Outlook

In the third quarter of 2021, we reported our first adjusted net income since the onset of the pandemic. The strong return of demand during the summer season, coupled with solid cost control and operational performance at the top of the industry resulted in 12% adjusted pretax margin despite headwinds from the delta variant. In conjunction with these positive results, we took further steps in the third quarter to repair our balance sheet, with $541 million in debt repaid during the quarter, including the prepayment of the $425 million 364-day term loan facility. Efforts taken throughout 2021 have resulted in lowering our debt-to-capitalization ratio to 51%, a 10-point improvement from December 31, 2020.

We remain committed to returning capacity in a prudent manner to match demand as we also work toward our goal of returning flying to 2019 levels by no later than the summer of 2022. However, we anticipate fourth quarter regional capacity will be negatively impacted due to anticipated pilot attrition at Horizon, as industry mainline carriers ramp to 2019 capacity levels and look to hire regional pilots. As a result of these factors, we anticipate flying in the fourth quarter to be 13% to 16% below the same period in 2019. Although we continue to be disciplined in matching the return of capacity with demand, and optimizing the aircraft gauge for flown routes, the delta variant has had a significant negative impact on our fourth quarter expectations and advance bookings. Given this, we anticipate fourth quarter load factors to range between 77% and 80%.

The guidance we have provided and our outlook more broadly are sensitive to health trends, exposure to variants of the COVID-19 virus, and regulations and restrictions imposed by state, local and federal authorities. Our plans will be responsive to emerging information and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. Our people continue to focus on keeping costs low, running a great operation, and welcoming guests back to travel with Next-Level Care to ensure they are safe and comfortable when they fly. These are competitive advantages we have cultivated over many years that will continue to serve us well in 2021 and beyond. We are confident that we are prepared to meet the challenges ahead and that we will emerge from the pandemic a stronger and more resilient airline.

Environmental, Social and Governance Updates

As we move beyond the impacts of the COVID-19 pandemic, we are returning our focus back to our 2025 strategic plan, which was announced in 2019. During the third quarter, we continued to make strides toward our goals of increasing our commitments to diversity, equity, and inclusion, as well as expanding our sustainability efforts. In the third quarter we formed Alaska Star Ventures, a wholly-owned entity with the purpose of identifying and investing in technologies that may accelerate Alaska's path to net zero carbon emissions. During the quarter, Alaska Airlines Foundation also awarded $260,000 in LIFT Grants to 25 nonprofits who are dedicated to providing educational and career-development programs to young people throughout their respective communities. Alaska and Horizon also announced expanded measures to invest in people, including a new internal maintenance technician program, which will provide eligible employees with financial assistance to enhance and develop skills with the goal of becoming a certified maintenance technician.

As a reflection of the importance of the commitments made, we have tied a portion of long-term executive compensation to achievement of diversity goals. Additionally, we have incorporated a carbon emissions target into our company-wide Performance-Based Pay Plan, which we currently expect to meet.

Labor Update

In July 2021, we ratified an amended wage agreement with the International Brotherhood of Teamsters, representing Horizon Air pilots. The amended agreement contains competitive wage increases aimed at attracting and retaining pilots. Additionally, in September 2021, Alaska Airlines engaged the National Mediation Board to assist in negotiations with Alaska's pilots, represented by the Air Line Pilots Association.

Financial Overview

Our consolidated pretax income for the third quarter of 2021 was $245 million, compared to a pretax loss of $589 million in the third quarter of 2020. The $834 million improvement is driven by an increase of $1.3 billion in operating revenue from an exponential increase in demand for air travel, coupled with a decrease of $453 million in special charges recorded for impairment and workforce restructuring. These improvements were offset by $398 million in wage offsets provided by the Payroll Support Program of the CARES Act recorded in the third quarter of 2020 which were not repeated in 2021, a $227 million increase in non-fuel operating costs, excluding special items, and a $251 million increase in fuel expense driven by increased consumption and rising fuel costs.

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

•Cost per ASM (CASM) excluding fuel and certain special items, such as the Payroll Support Program grant wage offset, impairment and restructuring charges and merger-related costs, is one of the most important measures used by management and by our Board of Directors in assessing quarterly and annual cost performance.

•Adjusted income before income tax (and other items as specified in our plan documents) is an important metric for the employee annual cash incentive plan, which covers the majority of employees within the Alaska Air Group organization.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	9,832	3,595	173.5%	23,211	14,012	65.7%
RPMs (000,000) "traffic"	11,592	3,817	203.7%	27,319	16,127	69.4%
ASMs (000,000) "capacity"	14,429	7,871	83.3%	38,238	27,483	39.1%
Load factor	80.3%	48.5%	31.8 pts	71.4%	58.7%	12.7 pts
Yield	15.30¢	14.99¢	2.1%	13.85¢	14.65¢	(5.5)%
RASM	13.54¢	8.90¢	52.1%	11.19¢	10.04¢	11.5%
CASM excluding fuel and special items(b)	9.21¢	14.00¢	(34.2)%	9.67¢	12.57¢	(23.1)%
Economic fuel cost per gallon(b)	$2.05	$1.32	55.3%	$1.93	$1.65	17.0%
Fuel gallons (000,000)	183	97	88.7%	477	344	38.7%
ASMs per fuel gallon	78.8	81.3	(3.1)%	80.2	79.9	0.4%
Average full-time equivalent employees (FTEs)	20,315	16,027	26.8%	18,819	18,112	3.9%
Mainline Operating Statistics:
Revenue passengers (000)	7,065	2,156	227.7%	16,367	9,736	68.1%
RPMs (000,000) "traffic"	10,122	2,958	242.2%	23,677	13,816	71.4%
ASMs (000,000) "capacity"	12,540	6,280	99.7%	33,004	23,339	41.4%
Load factor	80.7%	47.1%	33.6 pts	71.7%	59.2%	12.5 pts
Yield	14.08¢	13.56¢	3.8%	12.68¢	13.46¢	(5.8)%
RASM	12.66¢	8.14¢	55.5%	10.44¢	9.46¢	10.4%
CASM excluding fuel and special items(b)	8.45¢	13.88¢	(39.1)%	8.90¢	11.90¢	(25.2)%
Economic fuel cost per gallon(b)	$2.03	$1.31	55.0%	$1.91	$1.66	15.1%
Fuel gallons (000,000)	147	69	113.0%	380	270	40.7%
ASMs per fuel gallon	85.3	91.0	(6.3)%	86.9	86.4	0.6%
Average FTEs	15,116	12,032	25.6%	13,870	13,730	1.0%
Aircraft utilization	10.2	7.3	39.7%	9.6	8.3	15.7%
Average aircraft stage length	1,313	1,244	5.5%	1,313	1,263	4.0%
Operating fleet(d)	210	217	(7) a/c	210	217	(7) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,767	1,439	92.3%	6,843	4,276	60.0%
RPMs (000,000) "traffic"	1,470	859	71.1%	3,642	2,311	57.6%
ASMs (000,000) "capacity"	1,889	1,592	18.7%	5,235	4,143	26.4%
Load factor	77.8%	54.0%	23.8 pts	69.6%	55.8%	13.8 pts
Yield	23.72¢	19.89¢	19.3%	21.47¢	21.72¢	(1.2)%
RASM	19.26¢	11.91¢	61.7%	15.80¢	13.24¢	19.3%
Operating fleet	94	94	— a/c	94	94	— a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service. In 2021, six aircraft previously removed reentered the operating fleet, and are reflected above.

Given the unusual nature of 2020, we believe that some analysis of specific financial and operational results compared to 2019 provides meaningful insight. The table below includes comparative results from 2021 to 2019.

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2019 RESULTS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2019		Change	2021	2019		Change
Passenger revenue	$1,774	$2,211		(20)%	$3,785	$6,038		(37)%
Mileage plan other revenue	120	118		2%	332	346		(4)%
Cargo and other	59	60		(2)%	160	169		(5)%
Total operating revenues	$1,953	$2,389		(18)%	$4,277	$6,553		(35)%

Operating expense, excluding fuel and special items	$1,328	$1,476		(10)%	3,699	$4,295		(14)%
Economic fuel	376	486		(23)%	853	1,408		(39)%
Special items	(9)	5		(280)%	(921)	39		NM
Total operating expenses	$1,695	$1,967		(14)%	$3,631	$5,742		(37)%

Total nonoperating expense	(13)	(6)		117%	(46)	(38)		21%
Income (loss) before income tax	$245	$416		(41)%	$600	$773		(22)%

Consolidated Operating Statistics(a):
Revenue passengers (000)	9,832	12,574		(22)%	23,211	35,018		(34)%
RPMs (000,000) "traffic"	11,592	15,026		(23)%	27,319	42,113		(35)%
ASMs (000,000) "capacity"	14,429	17,519		(18)%	38,238	50,006		(24)%
Load Factor	80.3%	85.8%	(5.5)	pts	71.4%	84.2%	(12.8)	pts
Yield	15.30¢	14.71¢		4%	13.85¢	14.34¢		(3)%
RASM	13.54¢	13.64¢		(1)%	11.19¢	13.10¢		(15)%
CASMex	9.21¢	8.43¢		9%	9.67¢	8.59¢		13%
FTEs	20,315	22,247		(9)%	18,819	22,000		(14)%
(a) 2019 comparative operating statistics have been recalculated using the information presented above, and as filed in our third quarter 2019 Form 10-Q.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2021 TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Our consolidated net income for the three months ended September 30, 2021 was $194 million, or $1.53 per diluted share, compared to a net loss of $431 million, or $3.49 per share, for the three months ended September 30, 2020.

Excluding the impact of the Payroll Support Program grant wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted net income for the third quarter of 2021 was $187 million, or $1.47 per share, compared to an adjusted net loss of $399 million, or $3.23 per share, in the third quarter of 2020. The following table reconciles our adjusted net income (loss) per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2021		2020
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) per share	$194	$1.53	$(431)	$(3.49)
Payroll Support Program grant wage offset	—	—	(398)	(3.22)
Mark-to-market fuel hedge adjustments	—	—	(3)	(0.02)
Special items - impairment charges and other	(9)	(0.07)	121	0.98
Special items - restructuring charges	—	—	322	2.60
Special items - merger-related costs	—	—	1	0.01
Income tax effect of reconciling items above	2	0.01	(11)	(0.09)
Non-GAAP adjusted net income (loss) per share	$187	$1.47	$(399)	$(3.23)

CASM reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2021		2020		% Change
Consolidated:
CASM	11.75	¢	16.16	¢	(27)%
Less the following components:
Payroll Support Program grant wage offset	—		(5.06)		(100)%
Aircraft fuel, including hedging gains and losses	2.60		1.59		64%
Special items - impairment charges and other	(0.06)		1.53		(104)%
Special items - restructuring charges	—		4.09		(100)%
Special items - merger-related costs	—		0.01		(100)%
CASM excluding fuel and special items	9.21	¢	14.00	¢	(34)%

Mainline:
CASM	10.77	¢	16.80	¢	(36)%
Less the following components:
Payroll Support Program grant wage offset	—		(5.56)		(100)%
Aircraft fuel, including hedging gains and losses	2.39		1.43		67%
Special items - impairment charges and other	(0.07)		1.93		(104)%
Special items - restructuring charges	—		5.10		(100)%
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	8.45	¢	13.88	¢	(39)%

OPERATING REVENUES

Total operating revenues increased $1.3 billion during the third quarter of 2021 compared to the same period in 2020. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2021	2020	% Change
Passenger revenue	$1,774	$572	210%
Mileage Plan other revenue	120	84	43%
Cargo and other	59	45	31%
Total operating revenues	$1,953	$701	179%

Passenger Revenue

On a consolidated basis, Passenger revenue for the third quarter of 2021 increased by $1.2 billion, primarily driven by a significant increase in passenger traffic. In the third quarter of 2020, although we began to see rebounding demand during the summer months, traffic remained well below historical levels. This compares to the third quarter of 2021, where pent up demand for leisure travel spurred a significant increase in traffic, particularly in July and August. As we entered September, results were impacted by the rise of the delta variant, slowing demand and increasing refund activity. Despite these headwinds, quarterly load factor increased 32 points over the prior year on an 83% increase in capacity, providing meaningful increases to revenue as compared to the prior year.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased by $36 million, or 43%, as compared to the same prior-year period, largely due to an increase in commissions from our bank card partners driven by increased consumer spending and new card acquisitions. Performance of Mileage Plan other revenues outpaced all other revenue sources, and resulted in the best performance of the program ever in the third quarter of 2021.

Cargo and other

On a consolidated basis, Cargo and other revenue for the third quarter of 2021 increased by $14 million, or 31%, as compared to the same prior-year period. The increase is primarily due to the return of all three freighters back to full capacity in the second quarter of 2021, coupled with increased belly cargo activity as we increase scheduled departures.

OPERATING EXPENSES

Total operating expenses increased $423 million, or 33%, compared to the third quarter of 2020. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2021	2020	% Change
Fuel expense	$376	$125	201%
Non-fuel operating expenses, excluding special items	1,328	1,101	21%
Payroll Support Program grant wage offset	—	(398)	(100)%
Special items - impairment charges and other	(9)	121	(107)%
Special items - restructuring charges	—	322	(100)%
Special items - merger-related costs	—	1	(100)%
Total operating expenses	$1,695	$1,272	33%

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

Aircraft fuel expense increased $251 million, compared to the third quarter of 2020. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2021		2020
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$397	$2.16	$123	$1.27
(Gain)/loss on settled hedges	(21)	(0.11)	5	0.05
Consolidated economic fuel expense	376	2.05	$128	$1.32
Mark-to-market fuel hedge adjustments	—	—	(3)	(0.03)
GAAP fuel expense	$376	$2.05	$125	$1.29
Fuel gallons	183		97

Raw fuel expense per gallon for the three months ended September 30, 2021 increased by approximately 70% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the third quarter of 2021 was primarily driven by a 70% increase in crude oil prices and a 170% increase in refining margins, when compared to the prior year. This is coupled with an increase in consumption of 86 million gallons on an increase in scheduled departures.

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

Gains recognized for hedges that settled during the third quarter were $21 million in 2021, compared to losses of $5 million in the same period in 2020. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset and special items. Significant operating expense variances from 2020 are more fully described below.

	Three Months Ended September 30,
(in millions)	2021	2020	% Change
Wages and benefits	$578	$495	17%
Variable incentive pay	42	42	—%
Aircraft maintenance	89	84	6%
Aircraft rent	64	74	(14)%
Landing fees and other rentals	141	109	29%
Contracted services	62	36	72%
Selling expenses	49	24	104%
Depreciation and amortization	99	105	(6)%
Food and beverage service	39	14	179%
Third-party regional carrier expense	39	29	34%
Other	126	89	42%
Total non-fuel operating expenses, excluding special items	$1,328	$1,101	21%

Wages and Benefits

Wages and benefits increased during the third quarter of 2021 by $83 million, or 17%, compared to 2020. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2021	2020	% Change
Wages	$433	$356	22%
Pension - Defined benefit plans service cost	13	11	18%
Defined contribution plans	33	28	18%
Medical and other benefits	68	75	(9)%
Payroll taxes	31	25	24%
Total wages and benefits	$578	$495	17%

Wages increased $77 million, or 22%, on a 27% increase in FTEs. Increased wages as compared to the prior period are primarily the result of leaves of absence taken and reduction in executive pay and hours for management employees in 2020 which were not repeated in 2021. Increased expense for defined contribution plans and payroll taxes are in line with the related increase to wages.

Aircraft Rent

Aircraft rent expense decreased by $10 million, or 14%, during the third quarter of 2021 compared to the same period in 2020 primarily the result of the full impairment taken on certain leased Airbus aircraft in 2020.

Landing fees and other rentals

Landing fees and other rentals increased by $32 million, or 29%, during the third quarter of 2021 compared to the same period in 2020 primarily due to a significant increase in departures. Increased departure-related costs were coupled by rate increases at many of our hub airports.

Contracted Services

Contracted services increased by $26 million, or 72%, during the third quarter of 2021 compared to the same period in 2020 driven primarily by increased departures and passengers as compared to the prior-year period as a result of the COVID-19 pandemic.

Selling Expense

Selling expense increased by $25 million during the third quarter of 2021 compared to the same period in 2020, primarily driven by a significant increase in distribution costs and credit card commissions incurred with the overall increase in travel.

Food and Beverage Service

Food and beverage service increased by $25 million during the third quarter of 2021 compared to the same period in 2020. This increase is consistent with the overall increase in revenue passengers as compared to the prior-year period, as well as the return and expansion of many of our on-board products in the third quarter of 2021.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased by $10 million, or 34%, during the third quarter of 2021 compared to the same period in 2020. The increase in expense is primarily due to increases in departures flown by SkyWest as compared to the prior-year period, offset by the final pass through of CARES Act PSP funding for SkyWest pilot and flight attendant wages.
Other expense

Other expense increased $37 million, or 42%, during the third quarter of 2021 compared to the same period in 2020. Increased expense is primarily driven by incremental crew hotel stays and per diem, consistent with the overall increase in departures and capacity, as well as additional expense for professional services.

Special Items - Impairment and other charges

We recorded a benefit associated with impairment and other charges of $9 million in the third quarter of 2021, consisting of updated estimates for costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded adjusted pretax profit of $221 million in the third quarter of 2021, compared to a pretax loss of $463 million in the third quarter of 2020. The $684 million improvement was primarily driven by a $1 billion increase in Passenger revenues as a result of increased demand for air travel, offset by a $188 million increase in non-fuel operating costs and a $209 million increase in economic fuel cost.

Non-fuel operating expenses increased significantly, driven by increased variable costs, largely consistent with the overall increase in capacity and departures. Higher economic fuel prices, combined with a significant increase in gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations generated an adjusted pretax loss of $1 million in the third quarter of 2021, compared to an adjusted pretax loss of $96 million in the third quarter of 2020. The improved pretax loss was attributable to a $174 million increase in operating revenues, partially offset by a $40 million increase in non-fuel operating expenses and a $39 million increase in fuel costs.

Regional passenger revenue increased significantly compared to the third quarter of 2020, primarily driven by increased traffic and capacity driven by the resurgence in demand for air travel.

The increase in non-fuel operating expenses is primarily due to increased variable costs and higher CPA rates on an increase in capacity.

Horizon

Horizon achieved adjusted pretax profit of $8 million in the third quarter of 2021 compared to $11 million in the third quarter of 2020. Decreased profit is driven by increased operating expenses, primarily driven by increased maintenance expense on the Q400 fleet as compared to the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2021 TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Our consolidated net income for the nine months ended September 30, 2021 was $460 million, or $3.64 per diluted share, compared to a net loss of $877 million, or $7.12 per share, for the nine months ended September 30, 2020.

Our adjusted net loss for the nine months ended September 30, 2021 was $287 million, or $2.27 per diluted share, compared to an adjusted net loss of $940 million, or $7.63 per diluted share, in the nine months ended September 30, 2020. The following table reconciles our adjusted net loss and adjusted diluted EPS to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2021		2020
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income (loss) and diluted EPS	$460	$3.64	$(877)	$(7.12)
Payroll Support Program grant wage offset	(914)	(7.24)	(760)	(6.16)
Mark-to-market fuel hedge adjustments	(68)	(0.54)	—	—
Special items - merger-related costs	—	—	5	0.04
Special items - impairment charges and other	5	0.04	350	2.84
Special items - restructuring charges	(12)	(0.09)	322	2.61
Income tax effect of reconciling items above	242	1.92	20	0.16
Non-GAAP adjusted net loss per share	$(287)	$(2.27)	$(940)	$(7.63)

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2021		2020		% Change
Consolidated:
CASM	9.50	¢	14.33	¢	(34)%
Less the following components:
Payroll Support Program grant wage offset	(2.39)		(2.77)		(14)%
Aircraft fuel, including hedging gains and losses	2.24		2.07		8%
Special items - impairment charges and other	0.01		1.27		(98)%
Special items - restructuring charges	(0.03)		1.17		(103)%
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	9.67	¢	12.57	¢	(23)%

Mainline:
CASM	8.26	¢	13.56	¢	(39)%
Less the following components:
Payroll Support Program grant wage offset	(2.61)		(2.89)		(10)%
Aircraft fuel, including hedging gains and losses	1.99		1.92		4%
Special items - impairment charges and other	0.02		1.24		(99)%
Special items - restructuring charges and other	(0.04)		1.37		(103)%
Special items - merger-related costs	—		0.02		(100)%
CASM excluding fuel and special items	8.90	¢	11.90	¢	(25)%

OPERATING REVENUES

Total operating revenues increased $1.5 billion, or 55%, during the first nine months of 2021 compared to the same period in 2020. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2021	2020	% Change
Passenger revenue	$3,785	$2,362	60%
Mileage Plan other revenue	332	266	25%
Cargo and other	160	130	23%
Total operating revenues	$4,277	$2,758	55%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first nine months of 2021 increased by $1.4 billion, or 60%, on a 69% increase in passenger traffic, driven primarily by rebounding demand for leisure travel experienced in the second and third quarters of 2021. As travel restrictions were largely removed in the second quarter of 2021, passenger counts increased dramatically as compared to the prior year, with summer holiday travel approaching pre-COVID levels. These improvements were offset by the impacts of the delta variant, which slowed the return of demand primarily in September 2021.

Although the delta variant is likely to have an acute impact on October results, we expect that overall fourth quarter revenue will continue to show improvement over 2020 driven by leisure passengers traveling for the holiday season, and the gradual return of business travel.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $66 million, or 25%, in the first nine months of 2021 compared to the first nine months of 2020, due largely to an increase in commission received from our affinity card partner stemming from growing consumer spend and an increase in cardholders.

Cargo and other

On a consolidated basis, Cargo and other revenue increased $30 million, or 23%, in the first nine months of 2021 compared to the first nine months of 2020. The increase is primarily due to the return of all three freighters back to full capacity in the second quarter of 2021, coupled with increased belly cargo activity as we increase scheduled departures.

We expect that our cargo and other revenues will be positively impacted as compared to 2020 due to similar reasons as discussed above.

OPERATING EXPENSES

Total operating expenses decreased $307 million, or 8%, compared to the first nine months of 2020. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2021	2020	% Change
Fuel expense	$853	$568	50%
Non-fuel operating expenses, excluding special items	3,699	3,453	7%
Payroll Support Program grant wage offset	(914)	(760)	20%
Special items - impairment charges and other	5	350	(99)%
Special items - restructuring charges	(12)	322	(104)%
Special items - merger-related costs	—	5	(100)%
Total operating expenses	$3,631	$3,938	(8)%

Fuel Expense

Aircraft fuel expense increased $285 million, or 50%, compared to the nine months ended September 30, 2020. The elements of the change are illustrated in the table:

	Nine Months Ended September 30,
	2021		2020
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$949	$1.99	$553	$1.61
(Gain)/loss on settled hedges	(28)	(0.06)	15	0.04
Consolidated economic fuel expense	921	1.93	$568	$1.65
Mark-to-market fuel hedge adjustments	(68)	(0.14)	—	—
GAAP fuel expense	$853	$1.79	$568	$1.65
Fuel gallons	477		344

The raw fuel price per gallon increased 24% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first nine months of 2021 was driven by a 55% increase in crude oil prices, offset by a slight decrease in refining margins.

Gains recognized for hedges that settled in the first nine months of 2021 were $28 million, compared to losses of $15 million in the same period in 2020. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We expect our economic fuel cost per gallon in the fourth quarter to range between $2.25 and $2.30 per gallon based on current market West Coast jet fuel prices.

Non-fuel Expense and Non- special items

	Nine Months Ended September 30,
(in millions)	2021	2020	% Change
Wages and benefits	$1,581	$1,579	—%
Variable incentive pay	109	65	68%
Aircraft maintenance	272	244	11%
Aircraft rent	188	229	(18)%
Landing fees and other rentals	414	323	28%
Contracted services	167	138	21%
Selling expenses	123	83	48%
Depreciation and amortization	294	320	(8)%
Food and beverage service	97	70	39%
Third-party regional carrier expense	106	92	15%
Other	348	310	12%
Total non-fuel operating expenses, excluding special items	$3,699	$3,453	7%

Wages and Benefits

Wages and benefits increased during the first nine months of 2021 by $2 million. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2021	2020	% Change
Wages	$1,176	$1,159	1%
Pension—Defined benefit plans service cost	39	37	5%
Defined contribution plans	91	96	(5)%
Medical and other benefits	192	205	(6)%
Payroll taxes	83	82	1%
Total wages and benefits	$1,581	$1,579	—%

Wages increased $17 million, or 1%, on a 4% increase in FTEs. Increased wages as compared to the prior period are primarily the result of pilots and employees returning from leaves of absence and incentive lines accepted in 2020. These increases were coupled with increased wages in the third quarter as we began to rebuild staffing and provide incentives to employees in response to increasing demand.

For the full year, we expect wages and benefits will increase compared to 2020 as we increase scheduled flying and return workers from incentive leaves or other absences to align with our expectation of increased demand. Additionally, as labor shortages continue to impact many of our markets, we expect to see wage pressure as we offer premium and bonus pay to attract and retain employees.

Variable Incentive Pay

Variable incentive pay expense increased $44 million, or 68%, during the first nine months of 2021 as compared to the same period in 2020. The increase is primarily due to the expectation that higher payouts will be achieved under the Performance Based Pay Plan.

Aircraft Maintenance

Aircraft maintenance expense increased by $28 million, or 11%, during the first nine months of 2021 compared to the same period in 2020. The increase is primarily due to increased component repairs which were deferred in 2020, as well as increased power-by-the-hour expense driven by increased utilization of covered aircraft.

We expect full year aircraft maintenance expense to be higher than 2020 on increased aircraft utilization.

Landing fees and other rentals

Landing fees and other rentals increased by $91 million, or 28%, during the first nine months of 2021 compared to the same period in 2020, primarily due to a significant increase in departures, combined with increased rates at certain of our hub airports.

For the full year, we expect landing fees and other rentals to increase as compared to 2020 as we continue to increase capacity and departures on increased rates at many of our hub airports.

Selling Expense

Selling expense increased by $40 million, or 48%, during the first nine months of 2021 compared to the same period in 2020, primarily driven by a significant increase in distribution costs and credit card commissions. Increased marketing spend and sponsorship costs given the return of professional sports and events also contributed to the year-over-year increase.

We expect full year selling expense will increase in-line with the increase to revenue as a result of increased distribution costs on higher bookings, as well as increased sponsorship and marketing costs.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased $14 million, or 15%, during the first nine months of 2021 compared to the same period in 2020. The increase is primarily due to a 25% increase in SkyWest departures as compared to the prior year.

For the full year, we expect third-party regional carrier expense to be higher than 2020 driven by increased departures.

Special Items - Impairment and other charges

We recorded impairment and other charges of $5 million in the first nine months of 2021, consisting of costs associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor. We continue to evaluate total estimated costs to return these permanently parked aircraft, and make updates to total expense where necessary.

Special Items - Restructuring charges

We recorded a restructuring benefit of $12 million in the first nine months of 2021 primarily as a result of issuing recall notices to pilots on incentive lines for periods earlier than were previously anticipated.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline reported an adjusted pretax loss of $247 million in the first nine months of 2021, compared to an adjusted pretax loss of $1 billion in the same period in 2020. The $772 million improvement to pretax loss was driven by a $1.2 billion increase in Mainline operating revenues offset by a $278 million increase in Mainline fuel expense and a $160 million increase in Mainline non-fuel operating expense.

As compared to the prior year, higher Mainline revenues are primarily attributable to a 71% increase in traffic on a 41-point increase in capacity, driven by the significant increase in demand recovering from the COVID-19 pandemic. Non-fuel operating expenses increased from higher variable costs on increased capacity, as well as rising wages and benefits expense as we expand our workforce to meet growing demand. Higher raw fuel prices, combined with increased consumption drove the growth in Mainline fuel expense.

Regional

Regional operations incurred an adjusted pretax loss of $207 million in the first nine months of 2021, compared to an adjusted pretax loss of $298 million in the first nine months of 2020. The decreased loss was attributable to a $278 million increase in operating revenues, offset by a $112 million increase in non-fuel operating expenses and a $75 million increase in fuel costs.

The increase to regional revenues is driven by a 58% increase in traffic as compared to the prior-year period, also resulting in increased variable non-fuel operating expenses.

Horizon

Horizon achieved an adjusted pretax profit of $34 million in the first nine months of 2021, compared to an adjusted pretax profit of $27 million in the same period in 2020, primarily due to improved operational performance and cost management.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the COVID-19 pandemic, we have taken, and will continue to take action to reduce costs, manage liquidity and preserve the relative strength of our balance sheet. In 2020, we took significant actions to enhance and preserve our liquidity, withstand depressed demand, and prepare for the recovery ahead. In 2021, we have achieved the following, which we believe positions us well for recovery:

•Generated positive operating cash flow of $901 million, bolstered by improved advance bookings for increased demand for air travel, and the receipt of $1.2 billion in payroll support funding from the U.S. Treasury under extensions of CARES Act programs, $892 million of which is included in operating cash flow;

•Repaid $1.2 billion in debt, including the termination of the CARES Act loan, full repayment of two outstanding lines of credit, and prepayment of the $425 million 364-day term loan facility;

•Decreased debt-to-capitalization ratio to 51% at September 30, 2021 from 61% at December 31, 2020;

•Made a $100 million voluntary contribution to the defined benefit plan for Alaska's pilots in the third quarter, boosting estimated combined funded status of all defined benefit plans to 94%;

•Finalized a previously announced amendment to the existing aircraft purchase agreement with Boeing, which significantly reduced our 2021 capital commitments and provides flexibility for timing of future deliveries and capital expenditures, and;

•Maintained low capital expenditures, which are expected to be approximately $250 million in 2021, including renegotiated timing of pre-delivery payments and deferral of non-essential capital projects.

Although we have no plans to access equity markets at this time, we believe our equity would be of high interest to investors.

As the business continues to recover and maintain profitability, reducing outstanding debt, normalizing our on-hand liquidity, and strengthening our balance sheet is a high priority. Based on our fourth quarter expectations including reduced bookings driven by the delta variant and rising fuel prices, we expect to use cash flow from operations of $100 million to zero, excluding any federal income tax refunds or payments.

We believe that our current cash and marketable securities balance, combined with available sources of liquidity, will be sufficient to fund our operations, meet our debt payment obligations, and remain in compliance with the financial debt covenants in existing financing arrangements for the foreseeable future.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2021	December 31, 2020	Change
Cash and marketable securities	$3,195	$3,346	(5) %
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	71%	94%	(23) pts
Total debt	2,650	3,495	(24) %
Shareholders’ equity	$3,531	$2,988	18%

Debt-to-capitalization, adjusted for operating leases
(in millions)	September 30, 2021	December 31, 2020	Change
Long-term debt, net of current portion	$2,225	$2,357	(6)%
Capitalized operating leases	1,466	1,558	(6)%
COVID-19 related borrowings(a)	—	734	(100)%
Adjusted debt, net of current portion of long-term debt	$3,691	$4,649	(21)%
Shareholders' equity	3,531	2,988	18%
Total invested capital	$7,222	$7,637	(5)%

Debt-to-capitalization, including operating leases	51%	61%	(10) pts

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	September 30, 2021	December 31, 2020
Current portion of long-term debt	$425	$1,138
Current portion of operating lease liabilities	260	290
Long-term debt, net of current portion	2,225	2,357
Long-term operating lease liabilities, net of current portion	1,206	1,268
Total adjusted debt	4,116	5,053
Less: Cash and marketable securities	(3,195)	(3,346)
Adjusted net debt	$921	$1,707

(in millions)	Twelve Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
GAAP Operating Income (loss)(a)	$51	$(1,775)
Adjusted for:
Payroll Support Program grant wage offset and special items	(767)	71
Mark-to-market fuel hedge adjustments	(76)	(8)
Depreciation and amortization	394	420
Aircraft rent	258	299
EBITDAR	$(140)	$(993)
Adjusted net debt to EBITDAR	(6.6x)	(1.7x)
(a)Operating Income (loss) can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2021, net cash provided by operating activities was $901 million, compared to $116 million during the same period in 2020. The $785 million increase in our operating cash flows is primarily attributable to a $1.3 billion improvement to net income, aided by the receipt and recognition of $892 million in PSP grant funding made available by the U.S. Treasury. Additionally, improvement in our operating cash flows is due to continued increases in advanced bookings and a significant reduction in refund activity when compared to the first nine months of 2020. These improvements were partially offset by a $100 million voluntary contribution to the defined benefit plan for Alaska pilots.

Cash Used in Investing Activities

Cash used in investing activities was $943 million during the first nine months of 2021, compared to $767 million during the same period of 2020. The increase to cash used in investing activities is primarily due to net purchases of marketable securities, which were $744 million in the first nine months of 2021, compared to $572 million in the nine months ended September 30, 2020. Increased net purchases is primarily driven by additional cash on hand from the PSP program and improved operational results, allowing the Company to invest additional funds.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $825 million during the first nine months of 2021 compared to cash provided by financing activities of $2.3 billion during the same period in 2020. During the first nine months of 2021, we utilized cash on hand to repay $1.2 billion of outstanding long-term debt, compared to payments of $238 million during the same period in 2020. These payments were offset by proceeds from debt issuances of $363 million, primarily a result of the loan portion of the proceeds from the CARES Act PSP, compared to $2.6 billion issued in 2020 in response to the COVID-19 pandemic.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of September 30, 2021, our airlines have firm orders to purchase 86 aircraft, and firm commitments to lease 12 aircraft. Alaska also has an agreement with SkyWest Airlines to expand our long-term capacity purchase agreement by eight aircraft in 2022. Alaska also has options to acquire 52 B737-9 MAX aircraft with deliveries from 2024 through 2026, and Horizon has options to acquire 21 E175 aircraft with deliveries from 2023 through 2025. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of September 30, 2021:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	Sept 30, 2021	2021 Additions	2021 Removals	Dec 31, 2021	2022 Changes	Dec 31, 2022	2023 Changes	Dec 31, 2023
B737 Freighters	3	—	—	3	—	3	—	3
B737-700	11	—	—	11	—	11	—	11
B737-800	61	—	—	61	—	61	—	61
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-9 MAX	7	5	—	12	31	43	32	75
A320(b)	27	4		31	(7)	24	(24)	—
A321neo	10	—	—	10	—	10	—	10
Total Mainline Fleet	210	9	—	219	24	243	8	251
Q400 operated by Horizon(c)	32	—	—	32	—	32	—	32
E175 operated by Horizon(c)	30	—	—	30	5	35	4	39
E175 operated by third party(c)	32	—	—	32	8	40	—	40
Total Regional Fleet	94	—	—	94	13	107	4	111
Total	304	9	—	313	37	350	12	362
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted yet.
(b)Actual fleet at September 30, 2021, excluding Airbus aircraft permanently parked in response to COVID-19 capacity reductions. We have announced plans to return 12 of these aircraft to operating service. Of these aircraft, six were returned in Q3 2021, four are planned for Q4 2021 and two for 2022.
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

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2021	50%	$61	$3
Remainder of 2021	50%	$61	$3
First Quarter 2022	50%	$69	$3
Second Quarter 2022	40%	$69	$3
Third Quarter 2022	30%	$73	$3
Fourth Quarter 2022	20%	$70	$4
Full Year 2022	34%	$70	$3
First Quarter of 2023	10%	$69	$4
Full Year 2023	2%	$69	$4

Contractual Obligations

The following table provides a summary of our contractual obligations as of September 30, 2021. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2021	2022	2023	2024	2025	Beyond 2025	Total
Current and long-term debt obligations	$112	$371	$334	$240	$261	$1,352	$2,670
Aircraft lease commitments(a)	81	292	229	172	165	656	1,595
Facility lease commitments	3	9	9	9	6	88	124
Aircraft-related commitments(b)	60	1,476	1,681	385	79	13	3,694
Interest obligations (c)	7	85	91	68	51	176	478
Other obligations (d)	47	184	189	195	197	898	1,710
Total	$310	$2,417	$2,533	$1,069	$759	$3,183	$10,271
(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of September 30, 2021.
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

Leased Aircraft Return Costs

For many of our leased aircraft, we are required under the contractual terms to return the aircraft in a specified state. As a result of these contractual terms, we will incur significant costs to return these aircraft at the termination of the lease. Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. We anticipate recording material expenses and cash outflows to return aircraft beginning in 2022, as all Airbus A320 aircraft are expected to exit our fleet by 2023.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended September 30, 2021. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Alaska is seeking an appellate court ruling that the California laws on which the judgment is based are invalid as applied to airlines pursuant to the U.S. Constitution and provisions of federal law that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case. If appeal efforts are unsuccessful, compliance with the California laws may have an adverse impact on the Company's operations and financial position.

The Company is involved in other litigation around the application of state and local employment laws, like many air carriers. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

ITEM 1A. RISK FACTORS
Except for the additional risk factor below, there have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Mandatory vaccination programs could have a material adverse impact on the Company's operations and financial results.

The President's executive order of September 9, 2021 requires employees of government contractors to be fully vaccinated against COVID-19 as soon as December 8, 2021, though final timelines are pending. Alaska Airlines and Horizon Air are government contractors by virtue of their agreements with the U.S. government for the carriage of passengers and mail, among other activities. McGee Air Services is subject to the executive order as a subcontractor of Alaska Airlines. Our operating subsidiaries are working to achieve compliance with the mandate. The executive order allows employers to excuse employees from the vaccination requirement only with a valid medical or religious exemption. Alaska, Horizon and McGee operate in highly competitive job markets in which the pool of available employees is limited. Our companies, contractors and vendor partners whose services we rely on to run our operation, may lose current or prospective employees because individuals decline to be vaccinated. If our companies, contractors and vendor partners cannot fill job vacancies with other qualified workers, operational disruption and associated negative impact to guests and our financial results could result. If we cannot comply with the scope and/or timing of the executive order or similar state mandates, we could lose business and revenues associated with our government contracts.

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

As of September 30, 2021, a total of 1,455,436 shares of the Company’s common stock have been issued to Treasury in connection with the payroll support program. Each warrant is exercisable at a strike price of $52.25 (49,625 shares related to PSP2) and $66.39 (221,812 shares related to PSP3) per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 2, 2021, the Company entered into new Change of Control Agreements with Messrs. Minicucci, Tackett and Harrison, as well as other officers of the Company and its subsidiaries. The new Change of Control Agreements replace and supersede the change-in-control agreements that were previously in place for these officers. The new agreements with Messrs. Minicucci, Tackett and Harrison have a term of three years, with automatic one-year extensions on each anniversary of the effective date, unless the Company notifies an executive before the next occurring anniversary that the agreement will not be extended beyond the term then in effect.

Under the new agreements, if a change of control occurs, an “employment period” of three years would go into effect. During the employment period, Messrs. Minicucci, Tackett and Harrison would be entitled to the following benefits, provided that they comply with any restrictive covenants under any agreements to which they remain subject:

•The highest monthly salary the executive received at any time during the 12-month period preceding the change in control;
•An annual incentive payment equal to the higher of the executive’s target Performance-Based Pay Plan incentive or the average of the executive’s annual incentive payments for the three years preceding the year in which the change in control occurs;
•Continued employer contributions under the Company’s DC Supplementary Retirement Plan;
•Continued participation in fringe benefit programs that are at least as favorable as those in which the executive was participating prior to the change of control;
•Travel benefits for the executive and his spouse or domestic partner and eligible family members and dependents under the most favorable plans, policies, programs and practices of the Company as in effect for the executive at any time during the 90‑day period immediately preceding the change of control or, if more favorable to the executive, as in effect generally at any time thereafter with respect to other peer executives of the Company; and
•Within 60 days after the later of the change of control or the date on which any restrictions on the executive’s compensation pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act Restrictions”) end, (i) a lump-sum cash payment equal to any cash-based obligations recouped by the Company pursuant to the CARES Act Restrictions, and (ii) with respect to any equity awards forfeited pursuant to the CARES Act Restrictions, a combination of shares of common stock of the Company or its successor, equity awards of the same type and subject to the same vesting schedule as the forfeited awards, and/or a cash payment equal to the fair market value of all or a portion of the shares of common stock covered by the forfeited awards (the amounts described in clauses (i) and (ii) collectively referred to as “CARES Act Restoration Payments”).

If the executive’s employment is terminated by the Company without cause or by the executive for “good reason” during the employment period (or, in certain circumstances, if such a termination occurs prior to and in connection with a change of control), the executive would be entitled to receive:

•A lump sum payment equal to the value of the payments and benefits identified above that the executive would have received had he continued to be employed for the entire employment period (other than travel benefits and equity awards forfeited pursuant to the Cares Act Restrictions);

•Lifetime unlimited, fee-waived, positive-space travel in any class of service for the executive and his spouse or domestic partner and eligible family members and dependents or, if more favorable to the executive, as in effect generally at any time thereafter with respect to other peer executives of the Company; and
•In the event that the CARES Act Restrictions end and, as of the executive’s termination date, CARES Act Restoration Payments have not been paid in full, then any remaining CARES Act Restoration Payments that would otherwise be payable had the executive remained employed.

The amount an executive would be entitled to receive would be reduced on a pro-rata basis for any time the executive worked during the employment period. (The terms “cause,” “good reason” and “change in control” are each defined in the new agreements.) In the event that change of control benefits under the new agreements exceed the threshold amount that would trigger an excise tax under Section 280G of the Internal Revenue Code, the executive would receive the larger of the following amounts:

•The “safe harbor amount,” which is equal to the level at which excise taxes are triggered; or
•The full change in control benefits if, after receipt of the full change in control benefits and payment of the excise tax, the after-tax amount is greater than the safe harbor amount referenced above.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

November 4, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1†	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended August 3, 2021	10-Q
10.2†*	Amendment No. 16 to Purchase Agreement dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
10.3†*	Supplemental Agreement No. 18 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Certain confidential portions have been redacted from this exhibit in accordance with Item 601(b)(10) of Regulation S-K under the Securities Exchange Act of 1934, as amended.