Form 10-K
period 2021-12-31
ALASKA AIR GROUP, INC.
filed 2022-02-11
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

19300 International Boulevard, Seattle, Washington 98188
Telephone: (206) 392-5040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	ALK	New York Stock Exchange
 Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of January 31, 2022, shares of common stock outstanding totaled 125,912,426. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2021, was approximately $7.5 billion (based on the closing price of $60.31 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

2

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

As used in this Form 10-K, the terms “Air Group,” the "Company," “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon” and together as our "airlines.”

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors.” Please consider our forward-looking statements in light of those risks as you read this report.

Table of Contents
PART I

ITEM 1. BUSINESS

Alaska Air Group (the "Company" or "Air Group") is a Delaware corporation incorporated in 1985 that operates two airlines, Alaska and Horizon. Alaska was organized in 1932 and incorporated in 1937 in the state of Alaska. Horizon is a Washington corporation that was incorporated and began service in 1981, and was acquired by Air Group in 1986. Air Group acquired Virgin America in 2016, then legally merged the entity with Alaska in 2018, at which time the airlines' operating certificates were also combined. The Company also includes McGee Air Services, an aviation services provider that was established as a wholly-owned subsidiary of Alaska in 2016, and other subsidiaries.

Alaska and Horizon operate as separate airlines, with individual business plans, competitive factors and economic risks. We organize the business and review financial operating performance by aggregating our business in three operating segments, which are as follows:

•Mainline - includes scheduled air transportation on Alaska's Boeing and Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Mexico, Costa Rica and Belize.
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

Together we are the fifth largest airline in the United States, offering unparalleled guest service, connectivity and schedules from our hub markets along the West Coast. With our regional partners, we fly to more than 120 destinations throughout North America. We have operated in a highly competitive and often challenging industry for nearly 90 years. Our top priority as an airline is ensuring the safety of our guests and employees, an area that we continually invest in. Our success over many decades and resilience in difficult times is attributable to our people, business model, and commitment to sustainable growth over the long-term.

In 2021, our business continued to recover from the impacts of the ongoing COVID-19 pandemic that began in 2020. Demand for travel improved considerably in 2021 as travel restrictions and stay-at-home orders relaxed. However, progress was volatile as new COVID-19 variants impacted the communities that we serve. In response to the uncertainties in recovery, we scaled capacity back up in a measured way, bringing flying back as demand materialized. This approach was a critical factor that enabled us to return to profitability in the second half of the year. As a result, our 2021 operating cash flows were positive, even when excluding the impact of government grants. This progress enabled us to repay $1.3 billion in debt and return our debt to capitalization ratio to 49%, the lowest level since the first quarter of 2020. In addition, we voluntarily funded a $100 million pension contribution, bringing our funded status to 98% as of year end.

The improved results in 2021 set a foundation for our return to pre-COVID flying levels by summer 2022 and growth from there. Our 2025 Plan includes ambitious goals, including aligning our growth strategy with critical environmental, social and governance targets. Instrumental to achieving this is our restructured fleet agreement with Boeing, which includes firm commitments for 93 new 737-9 aircraft to be delivered through 2024, with options to purchase 52 additional aircraft. These deliveries began in earnest in 2021, and ramp up significantly in 2022. The new 737-9 aircraft replace the aging Airbus A320 aircraft, which will be retired from the operating fleet by 2023. Significantly improved per-seat economics driven by larger gauge and improved fuel efficiency, as well as the transition to a single mainline fleet, will serve as the baseline for high-margin capacity growth over the next several years.

In 2021, recovery of leisure demand outpaced recovery of business demand. Responding to these trends, we adapted our network to take our guests where they want to fly. We announced 32 new routes to popular leisure destinations, including Belize. With new routes announced in 2021, we will serve 100 nonstop destinations from Seattle-Tacoma International Airport by summer 2022, more than any other carrier. We also formally joined the oneworld® alliance in 2021, which provides global access for our guests and exciting growth opportunities for our airlines. As we grow our West Coast hubs, we plan to maximize connectivity to partner airlines, allowing our guests greater global connectivity. By summer 2022, Alaska guests will be able to access 100 nonstop flights to Europe from the West Coast on oneworld partners. Although we have ambitious growth plans, we will continue to deploy capacity in a disciplined manner that is responsive to changing demand trends.

Our success is fueled by the engagement and dedication of our employees. Aligning our employees' goals with the Company's goals is critical in achieving success. To that end, all employees participate in our Performance-Based Pay (PBP) and

Operational Performance Rewards (OPR) programs, which reward employees across all work groups based on metrics related to safety, profitability and cash flow, sustainability, on-time performance, low costs and customer satisfaction. In 2021, we rewarded employees with $151 million under these incentive programs.

AIR GROUP

Our airlines operate different aircraft and missions. Alaska operates a fleet of narrowbody passenger jets on primarily longer stage-length routes. Alaska contracts primarily with Horizon and SkyWest Airlines, Inc. (SkyWest) for shorter-haul capacity and receives all passenger revenue from those flights. Horizon operates Embraer 175 (E175) regional jet aircraft and Bombardier Q400 turboprop aircraft and sells all of its capacity to Alaska pursuant to a Capacity Purchase Agreement (CPA). The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2021	2020	2019
Passenger revenue	89%	85%	92%
Mileage Plan other revenue	7%	10%	5%
Cargo and other	4%	5%	3%
Total	100%	100%	100%

We deploy aircraft in ways that we believe will best optimize our revenues and profitability and reduce the impacts of seasonality.

The percentage of our capacity by region is as follows:

	2021	2020	2019
West Coast(a)	31%	32%	28%
Transcon/midcon	37%	41%	44%
Hawaii, Costa Rica and Belize	16%	10%	14%
Alaska	11%	11%	10%
Mexico	5%	5%	3%
Canada	—%	1%	1%
Total	100%	100%	100%
(a)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

MAINLINE

Our Mainline operations include Boeing 737 (B737) and Airbus A320 family (A320 and A321neo) jet service offered by Alaska. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Mexico, Costa Rica, and Belize. Our largest concentrations of departures are in Seattle, Portland, and the Bay Area. We also offer cargo service throughout our network and have three dedicated cargo aircraft that operate primarily to and within the state of Alaska.

In 2021, we carried 23 million revenue passengers in our Mainline operations, up from 12 million in 2020 as demand for air travel rebounded from the lows of the COVID-19 pandemic. At December 31, 2021, our Mainline operating fleet consisted of 177 B737 jet aircraft and 40 Airbus A320 family jet aircraft.

The percentage of Mainline passenger capacity by region and average stage length is presented below:

	2021	2020	2019
West Coast(a)	24%	22%	23%
Transcon/midcon	40%	47%	46%
Hawaii, Costa Rica and Belize	18%	12%	16%
Alaska	12%	13%	11%
Mexico	6%	6%	4%
Total	100%	100%	100%

Average Stage Length (miles)	1,324	1,272	1,299
(a)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

REGIONAL

Our Regional operations consist primarily of flights operated by Horizon and SkyWest. In 2021, our Regional operations carried approximately 9 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries approximately 65% of Air Group's Regional revenue passengers.

Based on 2021 Horizon passenger enplanements on Regional aircraft, our most significant concentration of Regional activity was in Seattle and Portland. At December 31, 2021, Horizon’s operating fleet consisted of 30 E175 jet aircraft and 32 Bombardier Q400 turboprop aircraft. The Regional fleet operated by SkyWest consisted of 32 E175 aircraft.

The percentage of Regional passenger capacity by region and average stage length is presented below:

	2021	2020	2019
West Coast	74%	75%	61%
Pacific Northwest	7%	9%	10%
Canada	—%	1%	3%
Alaska	3%	1%	1%
Midcon	16%	14%	25%
Total	100%	100%	100%

Average Stage Length (miles)	521	524	490

FREQUENT FLYER PROGRAM

Alaska Airlines Mileage Plan™ provides a comprehensive suite of frequent flyer benefits. Miles can be earned by flying on our airline, which will accumulate faster because our miles are awarded on flight distance, not spend. Miles can also be earned by flying with one of our partner airlines, by using an Alaska Airlines credit card or through other non-airline partners. As the newest member of oneworld, our already extensive list of airline partners expanded and now comprises 23 partner airlines, making it easier for our members to earn miles and reach elite status in our frequent flyer program, and providing them reciprocal tier status on other oneworld carriers. Through Alaska and our partners, Mileage Plan members have access to a network of over 1,000 worldwide travel destinations. Further, members can receive up to 40,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and meeting a minimum spend threshold, earning three miles per $1 spent on Alaska Airlines purchases, and one mile per $1 spent on all other purchases. Alaska Airlines Visa Signature cardholders and small business cardholders in the U.S., and select Alaska Mastercard cardholders in Canada, also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to seven people traveling on the same itinerary. Earned miles can be redeemed for flights on our airlines, our partner airlines, hotel stays, or for upgrades to first class on Alaska Airlines. We believe all of these benefits give our Mileage Plan members more value than competing programs.

Mileage Plan revenues, including those in the Passenger revenue income statement line item, represented approximately 20% of Air Group's total revenues in 2021. Mileage Plan helps drive revenue growth by attracting new customers, keeping existing customers actively engaged, and building customer loyalty through the benefits that we provide.

COMMERCIAL AGREEMENTS WITH OTHER AIRLINES

Our commercial agreements with other airlines fall into three categories: frequent flyer, codeshare and interline.

•Frequent flyer agreements enable our Mileage Plan members to accrue miles and redeem them for flights on partner airlines.

•Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that services passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block-space arrangement, a fixed amount of seats are sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for mileage accrual and redemption.

•Interline agreements allow airlines to jointly offer a competitive, single-fare itinerary to customers traveling via multiple carriers to a final destination. An interline itinerary offered by one airline may not necessarily be offered by the other, and the fares collected from passengers are prorated and distributed to interline partners according to preexisting agreements between the carriers.

Frequent flyer, codeshare and interline agreements help increase our traffic and revenue by providing a more diverse network and schedule options to our guests.

Upon entrance to the oneworld alliance, Alaska added seven new airline partners and enhanced eight existing partnerships with oneworld members. As a oneworld member, Alaska's elite Mileage Plan members now receive tier status matching across member airlines. Depending on tier status, guests can enjoy a variety of privileges, including access to more than 650 international first and business class lounges, fast track through security, priority baggage benefits, priority check-in desks, upgrades, and priority boarding.

Alliances are an important part of our strategy and enhance our revenues by:

•offering our guests more travel destinations and better mileage credit and redemption opportunities, including elite qualifying miles on U.S. and international airline partners;

•providing a consistent and seamless guest experience whether you are flying on Alaska or one of our partners;

•giving us access to more connecting traffic from other airlines; and

•providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 2%, 3%, and 5% of our total marketed flight revenues for the years ended December 31, 2021, 2020 and 2019.

A comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
Airline	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Aer Lingus	Yes	No	No
American Airlines	Yes	Yes	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	No	No
EL AL Israel Airlines	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	No	Yes
Hainan Airlines	Yes	No	No
Iberia	Yes	No	Yes
Icelandair	Yes	No	Yes
Japan Airlines	Yes	No	Yes
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Malaysia Airlines	Yes	No	No
Qantas	Yes	Yes	Yes
Qatar Airways	Yes	No	Yes
Ravn Alaska	Yes	No	No
Royal Air Maroc	Yes	No	No
Royal Jordanian	Yes	No	No
S7 Airlines	Yes	No	No
Singapore Airlines	Yes	No	Yes
SriLankan Airlines	Yes	No	No
(a)These airlines do not have their own frequent flyer program. However, Alaska's Mileage Plan members can earn and redeem miles on these airlines' route systems.

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

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past three years, aircraft fuel expense ranged from 14% to 24% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining costs and can vary by region in the U.S.
The price of crude oil on an average annual basis for the past three years has ranged from a low of $39 per barrel in 2020 to a high of $68 in 2021. For us, a $1 per barrel change in the price of oil equates to approximately $16 million of fuel cost annually based on 2021 consumption levels. Said another way, a one-cent change in our fuel price per gallon would have impacted our 2021 fuel cost by approximately $7 million.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but have also contributed to the price volatility in recent years. Over the last three years, average annual West Coast refining margin prices have fluctuated from a low of $11 per barrel in 2020 to a high of $26 per barrel in 2019.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon increased 37% in 2021, after decreasing 29% in 2020 and decreasing 6% in 2019.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses, are as follows:

	2021	2020	2019
Crude oil	84%	64%	62%
Refining margins	16%	16%	28%
Other(a)	—%	20%	10%
Total	100%	100%	100%

Aircraft fuel expense	23%	14%	24%
(a)Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

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

In 2020, Alaska began using sustainable aviation fuel for certain flights departing from San Francisco International Airport. Sustainable aviation fuel prices are currently higher than traditional fuel prices as the market is developing. We are evaluating options for obtaining the volume of sustainable aviation fuels that we expect will be necessary to move us towards our long-term sustainability goals. These options include partnerships with alternative fuel companies and industry groups focused on ways to accelerate innovation in this area.

We believe that operating fuel-efficient aircraft and executing on operational best practices are the best hedges against high fuel prices. Maintaining a young, fuel-efficient fleet helps reduce our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry can be intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta Air Lines Inc. (Delta). Approximately 76% of our capacity to and from Seattle competes with Delta. As we have grown in California and have expanded our transcontinental route offerings, United Airlines and Southwest Airlines have also become large competitors and have increased their capacity in markets we serve. Our California and transcontinental routes have a higher concentration of competitors when compared to our historical route structure, which was predominately concentrated in the Pacific Northwest. As carriers further restore domestic capacity in the recovery from the COVID-19 pandemic, we expect the amount of competitive capacity overlap with all carriers to increase in the first quarter of 2022.

We believe that the following competitive factors matter to guests when making an air travel purchase decision:

•Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codeshare and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we do not serve and allow our guests more opportunities to earn and redeem frequent flyer miles. Our Mileage Plan offers some of the most valuable benefits in the industry, allowing our members the ability to earn and redeem miles on 23 partner carriers.

Our 2021 entry into the oneworld alliance provides our guests increased global network utility and benefits, and positions us to capture an incremental share of global travelers and corporate accounts as demand for air travel recovers further from the COVID-19 pandemic.

•Safety and guest health

Safety is our top priority and is at the core of everything we do. In its most recent rankings for 2022, AirlineRatings.com has again ranked Alaska as the safest U.S. airline within its ranking of the Top 20 safest airlines in the world. In 2020, we also received our 19th Diamond Award of Excellence from the Federal Aviation Administration (FAA), recognizing both Alaska and Horizon aircraft technicians for their commitment to training.

As a result of the COVID-19 pandemic, our guests are sensitive to the risk of potential contagion throughout their journey. To address these concerns, we partnered with health and safety experts to build our Next-Level Care initiative. The initiative added nearly 100 measures through all stages of travel aimed at educating and helping our guests and employees to stay safe and to build confidence in flying.

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

Domestic airline capacity is dominated by four large carriers, representing 78% of total seats. One of our advantages is that we offer low fares and a premium value product and experience. However, given the large concentration of industry capacity, some carriers in our markets may discount their fares substantially to develop or increase market share. Fares that are substantially below our cost to operate can be harmful if sustained over a long period of time. We will defend our position in our core markets and, if necessary, adjust capacity to better match supply with demand. Our strong financial position and low cost advantage have historically enabled us to offer competitive fares while still earning returns for our shareholders.

•Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance and guest amenities - including first class and other premium seating, quality of on-board products, aircraft type and comfort. All mainline aircraft in operating service have our refreshed interior configuration, which provides our guests with one consistent experience across the fleet. We also began installing next-generation Gogo® inflight satellite-based Wi-Fi on our entire Boeing and Airbus fleets in 2018, which is now planned to be completed in early 2022.

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

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•Direct to customer: Selling direct at alaskaair.com is less expensive than other channels. We believe direct sales through this channel are preferable from a branding and customer relationship standpoint because we can establish ongoing communication with the guest and tailor offers accordingly. As a result, we prioritize efforts that drive more business to our website.

•Traditional and online travel agencies: Both traditional and online travel agencies typically use Global Distribution Systems to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many large corporate customers require us to use these agencies. Some of our competitors rely on this distribution channel to a lesser extent than we do, and, as a result, may have lower ticket distribution costs.

•Reservation call centers: Our call centers are located in Phoenix, AZ, Seattle, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through the call centers.

Our sales by channel are as follows:

	2021	2020	2019
Direct to customer	68%	73%	65%
Traditional agencies	12%	12%	20%
Online travel agencies	9%	9%	11%
Reservation call centers	11%	6%	4%
Total	100%	100%	100%

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. In typical years, our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel. Although pre-tax profits have not fully recovered to pre-COVID levels, seasonal fluctuations began to return to pre-COVID patterns as demand recovered in 2021, aided by the widespread availability of COVID-19 vaccines in the second quarter. However, due to relatively weaker business travel recovery and volatility from new COVID variants, seasonal fluctuations have not fully normalized. In a typical year, some of the impacts of seasonality are offset by travel from the West Coast to leisure destinations, like Hawaii and Costa Rica, and expansion to leisure and business destinations in the mid-continental and eastern U.S. Seasonality and operational fluctuations are not predictable in the current environment and may be permanently changed post-pandemic.

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

SUSTAINABILITY INITIATIVES

Taking responsibility for our impact on the environment is an integral part of delivering value for all those who depend on us – employees, guests, owners and communities. To that end, we are focused on mitigating or reducing our most significant environmental impacts. Our sustainability goals are anchored by our commitment to reduce our carbon emissions. In 2021, we announced new short and long-term targets, with the ultimate goal of reaching net-zero carbon emissions by 2040. Our roadmap for achieving this goal includes the following focus areas:

•Renewing our fleet with more efficient airplanes - Alaska received 11 Boeing 737-9 aircraft in 2021 and has firm commitments to take 82 more. Alaska also has options for 52 additional 737-9 aircraft. These aircraft will provide improved fuel efficiency compared to the aircraft they are slated to replace, and enable fuel-efficient growth as well. Alaska has also partnered with Boeing on the 737-9 ecoDemonstrator program, which tests advanced technologies designed to enhance the safety and sustainability of air travel.

•Using sustainable aviation fuel - Among currently available technologies, sustainable aviation fuel has the greatest potential for enabling near-term progress towards our net-zero emissions goal. Alaska has joined other carriers at Seattle Tacoma International Airport and San Francisco International Airport to establish a pathway to commercially viable sustainable aviation fuel. Expanding use of sustainable aviation fuel also depends on its reliable availability. To this end, we are partnered with others in the aviation community to identify and develop new sources of production.

•Increasing operational efficiency - Alaska and Horizon take pride in consistently delivering top-of-industry operational performance. Alaska's use of Required Navigational Performance aids in reducing emissions through providing more direct approaches and reducing weather-related diversions. Alaska was also the first in the industry to adopt Flyways AI, a technology which leverages artificial intelligence and machine learning to optimize air traffic and enable more fuel-efficient flight paths for aggregate savings of fuel, carbon emissions and time.

•Increasing the use of electric or alternative power - In 2021, we launched and funded Alaska Star Ventures LLC, an investment arm with a primary focus on identifying and funding companies working on emerging green technologies. Alaska also announced a collaboration with ZeroAvia to begin development on a hydrogen-electric powertrain engine capable of flying regional aircraft in excess of 500 nautical miles. In 2021, Alaska Star Ventures funded $5 million, and has goals to contribute an additional $33 million of cash and in-kind investments through 2028. Alaska and Horizon also continue to expand the use of electric ground equipment at airports.

•Harnessing carbon offset technology - To close any remaining gaps on the path to net-zero, we have partnered with industry experts to identify and vet credible, high-quality carbon offsetting technologies.

In alignment with our sustainability goals, we joined the Climate Pledge in 2021, an Amazon-led initiative to limit emissions that includes more than 200 companies. Also in 2021, we included a carbon emissions metric in our company-wide Performance-Based Pay program, as we believe it is important to embed these critical targets into the incentives that align all of our employees.

Aside from our commitments to reducing our airlines' carbon footprint, we also recognize the impact our operation has in generating waste. In 2018, we were the first U.S. airline to remove plastic straws and stir sticks from our aircraft and in 2019, we launched a campaign called #FillBeforeYouFly to engage our employees and guests in reducing plastic waste. In 2021, we expanded inflight sustainability efforts by trading plastic water bottles and cups for plant-based cartons and recyclable paper cups. Alaska leads the industry in inflight recycling, and continues to evaluate new ways to further reduce inflight waste.

HUMAN CAPITAL

OUR PEOPLE

Our business is labor intensive. As of December 31, 2021, we employed 22,833 (17,054 at Alaska, 3,494 at Horizon, and 2,285 at McGee Air Services) active employees. Of those employees, 90% are full-time and 10% are part-time. Wages and benefits, including variable incentive pay, represented approximately 56% of our total non-fuel operating expenses in 2021 and 47% in 2020.

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements. Airlines with unionized workforces generally have higher labor costs than carriers without unionized workforces. Those with unionized workforces may not have the ability to adjust labor costs downward quickly in response to new competition or slowing demand. At December 31, 2021, labor unions represented 86% of Alaska’s, 50% of Horizon’s, and 87% of McGee Air Services' employees.

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

Alaska’s union contracts at December 31, 2021 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)(a)	Pilots	3,062	Amendable 3/31/2020
Association of Flight Attendants (AFA)	Flight attendants	5,530	Amendable 12/17/2022
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	684	Amendable 9/27/2024
IAM	Clerical, office and passenger service	4,234	Amendable 9/27/2024
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	910	Amendable 10/17/2023
Mexico Workers Association of Air Transport(b)	Mexico airport personnel	100	Amendable 9/29/2019
Transport Workers Union of America (TWU)	Dispatchers	90	Amendable 3/24/2022
(a)Negotiations with ALPA for an updated collective bargaining agreement are ongoing as of the date of this filing. In September 2021, Alaska Airlines engaged the National Mediation Board to assist in negotiations.
(b)As a result of amendments to Mexican labor laws, the Company has up to four years to make changes to the existing labor agreements. During that time, the existing contracts remain in place.

Horizon’s union contracts at December 31, 2021 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	816	Amendable 12/31/2024
AFA	Flight attendants	625	Amendable 4/30/2024
AMFA(a)	Mechanics and related classifications	240	Amendable 12/15/2020
Unifor	Station personnel in Vancouver and Victoria, BC, Canada	28	Expires 2/13/2023
TWU	Dispatchers	25	Amendable 1/29/2026
(a)Negotiations with AMFA for an updated collective bargaining agreement began in November 2021. Horizon and AMFA reached a tentative agreement in January 2022, voting on which remains open as of the date of this filing.

McGee Air Services union contract at December 31, 2021 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	1,992	Amendable 7/19/2023

With the dramatic decline in demand we experienced in 2020, our workforce was larger than necessary to support our operational and business needs. To help stabilize the business, we utilized temporary workforce reduction mechanisms, including early-out and voluntary leave programs which were available to all frontline work groups. We also offered incentive leaves to Alaska pilots and mechanics. As demand significantly rebounded in late spring 2021, Alaska began recalling employees from leave programs prior to their intended expiry, with all employees on leave returned to active employment by October 2021.

Alaska and Horizon invest in employee programs and training that aid advancement throughout the Company. Our Pilot Pathways Program provides a clear and direct path for Horizon pilots to progress to mainline flying has advanced 263 pilots since inception in 2018. In 2021, we also created an internal maintenance technician development program, which will provide eligible employees with financial assistance to enhance and develop skills with the goal of becoming a certified maintenance technician. Providing meaningful advancement opportunities to employees throughout Air Group is important, and we continue to evaluate new programs which support our people and advance our long-term strategic goals.

DIVERSITY, EQUITY AND INCLUSION

At Alaska and Horizon, we believe that every person deserves respect regardless of race, ethnicity, capability, age, gender, or sexual orientation. We are committed to advancing equity in all forms, and have set specific and measurable goals to deliver on our commitments to racial equity and diversity by 2025. Our primary goals in this arena are to increase racial diversity in our leadership team and build a culture of inclusion for all employees.
We are also working with existing partners such as United Negro College Fund (UNCF) to create career pathways for at least 175,000 young people. As a reflection of the importance of these commitments, a portion of long-term executive compensation has been tied to achievement of these goals.

COMMUNITY INVOLVEMENT

Alaska and Horizon are dedicated to actively supporting the communities we serve. In 2021, Air Group companies donated $11 million in cash and in-kind travel to approximately 900 charitable organizations, and our employees volunteered more than 21,000 hours of community service related to youth and education, medical research and transportation. Our cargo business also provided critical support to communities in need by transporting essential goods and shipments of COVID-19 vaccines throughout the state of Alaska.

The Alaska Airlines Foundation (the Foundation) also provides grants to nonprofits that offer educational and career-development programs to young people. Organizations are invited to apply bi-annually for grants ranging from $5,000 to $20,000, with preference given to organizations that can demonstrate partnership and long-term program sustainability. Since inception in 1999, the Foundation has donated more than $3 million in grants, including nearly $260,000 in 2021.

For more details on the Company's environmental, social and governance goals, strategy and roadmap for success, refer to the annual LIFT report on our website, www.alaskaair.com/lift. The information contained on our sustainability website is not a part of this annual report on Form 10-K.

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its primary subsidiaries, Alaska Airlines, Inc. and Horizon Air Industries, who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Benito Minicucci	President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	55	2004

Shane R. Tackett	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	43	2011

Kyle B. Levine	Senior Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc., Alaska Airlines, Inc. and Horizon Air Industries, Inc., and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	50	2016

Joseph A. Sprague	President of Horizon Air Industries, Inc.	53	2019

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	52	2008

Constance E. von Muehlen	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	56	2021

Andrea L. Schneider	Senior Vice President People of Alaska Airlines, Inc.	58	1998

Diana Birkett-Rakow	Senior Vice President Public Affairs and Sustainability of Alaska Airlines, Inc.	44	2017

Mr. Minicucci was elected President and Chief Executive Officer (CEO) of Alaska Air Group effective March 31, 2021, and has been President of Alaska Airlines since May 2016. Prior to that he was Executive Vice President/Operations of Alaska Airlines from December 2008 to May 2016, and was Alaska’s Chief Operating Officer from December 2008 until November 2019. He was Chief Executive Officer of Virgin America Inc. from December 2016 to July 2018, when Virgin America was merged into Alaska. He leads Air Group’s Management Executive Committee, and was elected to the Alaska Air Group Board of Directors in May 2020.

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

Ms. von Muehlen was elected Executive Vice President and Chief Operating Officer of Alaska Airlines effective April 3, 2021 and is a member of Air Group’s Management Executive Committee. Prior to that she served as Senior Vice President of Maintenance and Engineering of Alaska Airlines from January 2019 to April 2021. Ms. von Muehlen served as Chief Operating Officer at Horizon Air from January 2018 to January 2019, and Managing Director of Airframe, Engine, Components MRO at Alaska Airlines from December 2012 to January 2018.

Ms. Schneider was elected Senior Vice President of People at Alaska Airlines in June 2019 and is a member of Air Group’s Management Executive Committee. Ms. Schneider was previously Vice President of People at Alaska (August 2017-May 2019) Vice President of Inflight Services at Alaska (2011-2017), and later also took responsibility for Call Centers at Alaska (February 2017). She began her career at Alaska as Manager of Financial Accounting in 1989 and she has held a number of positions until her election in 2011.

Ms. Birkett-Rakow was elected Senior Vice President of Public Affairs and Sustainability at Alaska Airlines in November 2021. She was previously elected Vice President of Public Affairs and Sustainability in February 2021 and also served as Vice President of External Relations at Alaska Airlines from September 2017 to February 2021. Ms. Birkett Rakow is a member of Air Group's Management Executive Committee.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the Transportation Security Administration (TSA) and the FAA exercise significant regulatory authority over air carriers.

•DOT: A domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT in order to provide passenger and cargo air transportation in the U.S. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of consumer protection regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. Airlines are subject to enforcement actions that are brought by the DOT for alleged violations of consumer protection and other economic regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

The Department of Justice and DOT have jurisdiction over airline competition matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the RLA. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies and international treaties.

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

The domestic US airline industry committed to carbon neutral growth starting in 2020. Through this commitment we have joined participation in the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), a global, market-based emissions offset program issued by the International Civil Aviation Organization to be carbon neutral for international growth. As a result of the COVID-19 pandemic, the growth baseline year was modified and set to 2019 during the initial phase. This does not have a direct impact on domestic flights, however the EPA finalized a rule in 2020 on aircraft emission standards which aligns with the international agreements. Additional commitments to decarbonize through the Paris Climate Accord and domestic carbon neutrality remain a potential impact to our industry.

At this time we do not currently anticipate adverse financial impacts from any specific existing or pending environmental regulation or reporting requirements, new regulations, related to our existing or past operations, or compliance issues could harm our financial condition, results of operations or cash flows in future periods.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not a part of this annual report on Form 10-K.

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

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus 320 family and Airbus 321neo jets and all associated revenues and costs

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon and SkyWest. Financial results in this segment include actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon and SkyWest under the respective capacity purchased arrangement (CPA). Additionally, Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Air Group and on behalf of Horizon

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

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

We have adopted an enterprise-wide risk analysis and oversight program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives as well as align these risks with Board oversight. These enterprise-wide risks align to the risk factors discussed below.

COVID-19

The global pandemic caused by COVID-19, and related measures implemented to combat its spread has had, and is expected to continue to have, a material adverse effect on the Company’s operations, financial position and liquidity.

In late 2019, an outbreak of novel coronavirus and its resulting disease (COVID-19) was detected in Wuhan, China. Since that time, COVID-19 has spread rapidly throughout the globe, including within the United States, where millions of cases have been positively diagnosed to date. Although travel restrictions and stay-at-home orders have largely been lifted following the rollout of vaccination programs, the rise of new variants has led to volatility in bookings and overall demand for air travel. This volatility, coupled with low recovery of business travel, had and continues to have a material adverse impact on our revenues and results of operations. Additionally, our operations have been, and may continue to be, negatively affected if our employees or vendor partners are quarantined or sickened as a result of exposure to COVID-19.

In response to the pandemic, we implemented, and continue to refine and adjust, a comprehensive strategy to mitigate the impacts on our business. This strategy may itself have negative impacts on our business and operations. Our strategies for encouraging air travel may continue to evolve in response to emerging variants. These new strategies may require further investment, and if not successful, may not generate related revenues to offset these costs. One such action is the elimination of change fees for first and main cabin fares and the ability to rebook travel for an extended period beyond standard rebooking terms. The loss of change fee revenue, combined with ongoing significant ticket cancellation activity, has adversely impacted our revenues and liquidity.

At this time, we are unable to predict what impact the pandemic will have on future customer behavior. New variants, particularly those which are vaccine-resistant, may result in further variability in advance booking and refund activity. The recovery of business travel may be impacted by widespread use of video conferencing or the reduction of business travel budgets. In addition, the Company has incurred, and will continue to incur COVID-19 related costs in response to the need for higher staffing levels as well as for enhanced aircraft cleaning and additional procedures to limit transmission among employees and guests. These contingencies, individually and in the aggregate, could have a material adverse impact on our business.

We have accepted certain conditions by accepting funding under the Payroll Support Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

The CARES Act was signed into law on March 27, 2020, providing U.S. airlines and related businesses the ability to access liquidity in the form of grants, loans, loan guarantees and other investments by the U.S. government.

In 2020 and 2021, the Company, Alaska, Horizon, and McGee entered agreements with the United States Department of the Treasury (Treasury) to secure approximately $2.3 billion of funding under the CARES Act Payroll Support Program (PSP) and two related extensions. Of total funding, $600 million is in the form of an unsecured senior term loan payable over ten years. PSP proceeds were used exclusively for employee payroll and benefits expenses in accordance with the terms and conditions of the PSP agreements and the applicable provisions of the CARES Act.

In addition to repayment commitments, we remain subject to the following conditions under our CARES Act agreements:

•The Company may not repurchase its common stock or pay dividends on its common stock until October 1, 2022;

•Compensation and severance payments for officers and employees who earned more than $425,000 in total compensation in 2019 will be subject to maximum limitations through April 1, 2023; and

•The Company must maintain certain internal controls and records, and provide any additional reporting required by the U.S. government.

These conditions may adversely affect the Company’s profitability, our ability to negotiate favorable terms with loyalty partners, our attractiveness to investors, and our ability to compensate at market-competitive levels and retain key personnel.

Mandatory vaccination programs could have a material adverse impact on the Company's operations and financial results.

The President's executive order dated September 9, 2021 requires employees of government contractors to be fully vaccinated against COVID-19. Alaska Airlines and Horizon Air are government contractors by virtue of their agreements with the U.S. government for the carriage of passengers and mail, among other activities. McGee Air Services is subject to the executive order as a subcontractor of Alaska Airlines. As of the date of this filing, the executive order is subject to unsettled legal challenges, and its legality must be upheld in the judicial system prior to its enforcement by the government. Should the executive order be upheld in its current form, employers may excuse employees from the vaccination requirement only with a valid medical or religious exemption. Alaska, Horizon and McGee operate in highly competitive job markets in which the pool of available employees is limited. Our companies, contractors, and vendor partners whose services we rely on to run our operation may lose current or prospective employees because individuals decline to be vaccinated. If our companies, contractors, and vendor partners cannot fill job vacancies with other qualified workers, operational disruption and associated negative impact to guests and our financial results could result. If we cannot comply with the scope and/or timing of the executive order or similar state mandates, we could lose business and revenues associated with our government contracts.

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

•congestion, construction, space constraints at airports, and/or air traffic control problems, all of which many restrict flow;

•adverse weather conditions;

•lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•increased security measures or breaches in security;

•changes in international treaties concerning air rights;

•international or domestic conflicts or terrorist activity;

•interference by modernized telecommunications equipment with aircraft navigation technology; and

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

We rely on vendors for certain critical activities and sourcing, which could expose us to disruptions in our operation or unexpected cost increases.

We rely on vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, regional flying, ground handling, fueling, computer reservation system hosting, telecommunication systems, information technology infrastructure and services, and deicing, among others.

Even though we strive to formalize agreements with these vendors that define expected service levels, our use of outside vendors increases our exposure to several risks. In the event that one or more vendors go into bankruptcy, ceases operation or fails to perform as promised, for reasons such as supply chain delays, or workforce shortages, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

Impacts of climate change, including legal, regulatory or market responses, may have a material adverse result on our operations and/or financial position.

Concerns regarding climate change, including the impacts of a gradual increase in global temperatures leading to more severe weather conditions, continue to rise. Increased frequency or duration of extreme weather conditions could cause significant and prolonged impacts to our operation or disrupt our supply chain. These disruptions may result in increased operating costs and lost revenue should we be unable to operate our published schedules.

Many aspects of our operation are subject to increasing regulations governing environmental change. Increased governmental regulation involving aircraft emissions and environmental investigation and remediation costs coupled with public expectations for reductions in greenhouse gas emissions may require us to make significant investments in emerging and yet unproven technologies. Should these technologies not gain approval for use in our operation, our results of operations may be adversely impacted, and we may be required to direct new investments to different technologies. Failure to comply with increasing regulation, or in addressing the concerns of our guests and our shareholders, may adversely impact financial position, our results of operations, or our stock price.

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

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers to reflect higher costs of security, updates to infrastructure, and other expenses. Additional laws, regulations, taxes, airport rates and airport charges may be occasionally proposed that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business. Additionally, changes in laws and regulations at the local level may be difficult to track and maintain compliance. Any instances of non-compliance could result in additional fines and fees.

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

The U.S. airline industry is characterized by substantial price competition. Airlines compete for market share by increasing or decreasing their capacity, route systems, and the number of markets served. Several of our competitors have increased their capacity in markets we serve, particularly in our key West Coast markets. This dynamic may be exacerbated by competition among airlines to attract passengers during the recovery from the COVID-19 pandemic. The resulting increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition, or liquidity.

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

Our strategy involves a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle, Portland, and Bay Area hubs. In 2021, passengers to and from Seattle, Portland, and the Bay Area accounted for 82% of our total guests.

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

Alaska is dependent on Boeing and Airbus as its sole suppliers for aircraft and many aircraft parts. Horizon is similarly dependent on Embraer and De Havilland. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are more vulnerable to issues associated with the supply of those aircraft and parts including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA. Should we be unable to resolve known issues with certain of our aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, if effects of the ongoing economic recovery and/or supply chain backlog causes our limited vendors to have performance problems, reduced or ceased operations, bankruptcies, workforce shortages, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.

Should these suppliers be unable to manufacture or deliver new aircraft, we may not be able to grow our fleet at intended rates, which could impact our financial position. Boeing has significant production constraints for the 737-9 aircraft, which may impact the timing of deliveries. If we are unable to receive these aircraft and future aircraft in a timely manner, our growth plans could be negatively impacted. Additionally, further consolidation amongst aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in an inability to operate our aircraft or instability in the foreign countries in which the aircraft and its parts are manufactured.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including an expanded relationship with American. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. Refer to Item 1 above for details regarding these codeshare agreements. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our loyalty program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan program, which we believe is a source of competitive advantage.

Our entry into the oneworld global alliance is expected to provide us with many benefits, including the ability to seamlessly connect our guests to more points around the globe, as well as better serve corporate partners. Entry into the alliance may cause us to lose existing codeshare agreements with partners who are not oneworld members, and could limit options to bring non-oneworld carrier partners into our Mileage Plan program. Further, maintaining an alliance with another U.S. airline may expose us to additional regulatory scrutiny. Failure to appropriately manage these partnerships and alliances could negatively impact future growth plans and our financial position.

We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements, and frequent flyer program enhancements, and will continue to pursue these commercial activities. If other airlines participate in consolidation or reorganization, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

Economic uncertainty, or another recession, would likely impact demand for our product and could harm our financial condition and results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are particularly dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorter distance travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as video conferencing or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor and other costs. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

TECHNOLOGY
We rely heavily on automated systems to operate our business, including expanded reliance on systems managed or hosted by third parties. Failure to invest in new technology or a disruption of our current systems or their operators could harm our business.
We heavily depend on automated systems to operate our business. This includes our airline reservation system, check-in kiosks, website, telecommunication systems, maintenance systems, airline operations control systems, flight deck/route optimization systems, planning and scheduling, mobile applications and devices, and many other systems. These systems require significant investment of employee time and cost for maintenance and upgrades. Failure to appropriately execute these procedures may result in service disruptions or system failures. Additionally, as part of our commitment to innovation and providing an attractive guest travel experience, we invest in new technology to ensure our critical systems are reliable, scalable, and secure.
We also continue to expand our reliance on third party providers for management or hosting of operational and financial systems. Should these providers fail to meet established service requirements or provide inadequate technical support, we could experience disruptions in our operation, ticketing or financial systems. Additionally, all of our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, other security breaches, or telecommunications failures.

Substantial or repeated failures or disruptions to any of these critical systems could reduce the attractiveness of our services or cause our guests to do business with another airline. Disruptions, failed implementations, untimely or incomplete recovery, or a breach of these systems or the data centers/cloud infrastructure they run on could result in the loss of important data, an increase in our expenses, loss of revenue, impacts to our operational performance, or a possible temporary cessation of our operations.

We continue to monitor emerging technologies, including technologies which may have disruptive impacts which are out of our control, such as the rollout of 5G wireless service. We will continue to work with regulatory agencies and other air carriers to mitigate potential impacts of these technologies on the safety and security of air travel.

Failure to appropriately comply with evolving and expanding information security rules and regulations or to safeguard our employee or guest data could result in damage to our reputation and cause us to incur substantial legal and regulatory cost.

As part of our core business, we are required to collect, process, store and share personal and financial information from our guests and employees. Under current or future privacy legislation, we are subject to significant legal risk should we not appropriately protect that data. Our entrance into the oneworld alliance exposes us to incremental global regulation and therefore risk. In addition, we continue to expand our reliance on third-party software providers and data processors, including cloud providers. Unauthorized access of personal and financial data via fraud or other means of deception could result in data loss, theft, modification, or unauthorized disclosure. To the extent that either we or third parties with whom we share information experience a data breach, fail to appropriately safeguard personal data, or are found to be out of compliance with applicable laws, and regulations, we could be subject to additional litigation, regulatory risks and reputational harm. Further, as regulation of the collection and storage of personal and financial information continues to evolve and increase, we may incur significant costs to bring our systems and processes into compliance.

Cyber security threats have and will continue to impact our business. Failure to appropriately mitigate these risks could negatively impact our operations, onboard safety, reputation and financial condition.

Our sensitive information is securely transmitted over public and private networks.  Our systems are subject to increasing and evolving cyber security risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies, technical controls, and education may not be enough to prevent all unauthorized access. Emerging cybercrime threats include the loss of functionality of critical systems through ransomware, denial of service, or other attacks. A compromise of our systems, the security of our infrastructure or those of other business partners that result in our information being accessed or stolen by unauthorized persons could result in substantial costs for response and remediation, adversely affect our operations and our reputation, and expose us to litigation, regulatory enforcement, or other legal action. A cybersecurity attack impacting our onboard or other operational systems may result in an accident or incident onboard or significant operational disruptions, which could adversely affect our reputation, operation and financial position. Further, a significant portion of our office employees have transitioned to remote work, which increases our exposure to cyberattacks, and could compromise our financial or operational systems.

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our business, financial condition and results of operations are substantially exposed to the volatility of jet fuel prices. Significant increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses. Future increases in the price of jet fuel may harm our business, financial condition and results of operations unless we are able to increase fares and fees or add ancillary services to attempt to recover increasing fuel costs.

We have a significant amount of debt and fixed obligations, and have incurred substantial incremental debt in response to the COVID-19 pandemic. These obligations could lead to liquidity restraints and have a material adverse effect on our financial position.

We carry, and will continue to carry for the foreseeable future, a substantial amount of debt and aircraft operating lease commitments. In response to the COVID-19 pandemic, we obtained new financing to fund operations through periods of unprecedented low demand, and for the unknown duration of any economic recovery period. Although we aim to keep our leverage low, due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues would result in a disproportionately greater decrease in earnings.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could limit our ability to obtain additional financing to fund our future capital expenditures, working capital or other purposes; require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; or limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions. Further, should we incur incremental obligations, issuers may require future debt agreements to contain more restrictive covenants or require additional collateral beyond historical market terms which may further restrict our ability to successfully access capital.

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

As of December 31, 2021, the average age of our Next Gen passenger aircraft (B737-700, -800, -900, -900ERs) was approximately 10.9 years, the average age of our B737-9 was approximately 0.4 years, the average age of our operating A320 and A321neo aircraft was approximately 9.3 years, the average age of our owned E175 aircraft was approximately 3.6 years, and the average age of our Q400 aircraft was approximately 13.7 years. Typically, our newer aircraft require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations. In addition, expenses for aircraft coming off lease could result in incremental maintenance expense as we are required to return leased planes in a contractually specified condition.

The application of the acquisition method of accounting resulted in us recording goodwill, which could result in significant future impairment charges and negatively affect our financial results.

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

BRAND AND REPUTATION

As we evolve our brand we will engage in strategic initiatives that may not be favorably received by all of our guests.`

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

Ongoing and periodic negotiations with labor unions could result in job actions, such as slow-downs, sick-outs, or other actions designed to disrupt normal operations and pressure the employer to acquiesce to bargaining demands during negotiations, although unlawful until after lengthy mediation attempts, the operation could be significantly impacted. Although we have a long track record of fostering good communications, negotiating approaches and developing other strategies to enhance workforce engagement in our long-term vision, unsuccessful attempts to strengthen relationships with union employees or loss of key personnel could divert management’s attention from other projects and issues, which could adversely affect our business and results of operations.

The inability to attract, retain and train qualified personnel, or maintain our culture, could result in guest impacts and adversely affect our business and results of operations.

We compete against other major U.S. airlines for pilots, aircraft technicians and other labor. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. Attrition beyond normal levels, or the inability to attract new pilots, could negatively impact our operating results. Additionally, the industry, including related vendor partners, has experienced and may continue to experience challenges in hiring and retaining other labor positions, such as aircraft technicians, ground handling and customer service agents and flight attendants. The Company's or our vendor partners' inability to attract and retain personnel for these positions could negatively impact our operating results, which may harm our growth plans. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our guest experience and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2021:

Aircraft Type (a)	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters	—	3	—	3	20.9
B737 Next Gen	124-178	153	10	163	10.9
B737-9	178	6	5	11	0.4
A320	150	—	30	30	11.2
A321neo	190	—	10	10	3.7
Total Mainline Fleet		162	55	217	10.2
Q400	76	25	7	32	13.7
E175	76	30	32	62	4.3
Total Regional Fleet		55	39	94	7.5
Total		217	94	311	9.4
(a) The table above does not include 8 leased A319, 13 leased A320 and 2 owned Q400 non-operating aircraft.

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

Alaska’s leased B737 Next Gen aircraft have lease expiration dates between 2023 and 2028. Alaska's leased B737-9 aircraft have lease expiration dates between 2031 and 2033. Alaska’s leased A319 and A320 aircraft have lease expiration dates between 2022 and 2025, including those aircraft that have been permanently removed from our operating fleet, but have not been returned to lessors. A321neo aircraft have lease expiration dates between 2029 and 2031. Horizon’s leased Q400 aircraft have lease expiration dates between 2022 and 2023. The leased E175 aircraft support Alaska's capacity purchase agreement with SkyWest, and are under agreement through 2030. Alaska has the option to extend some of the leases for additional periods.

GROUND FACILITIES AND SERVICES

In various cities in the state of Alaska, we own terminal buildings and hangars. We also own several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac). These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and data center, and various other commercial office buildings.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various litigation matters incidental to our business. Other than as described in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, Management believes the ultimate outcome of these matters is not likely to materially affect our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2021, there were 135,255,808 shares of common stock of Alaska Air Group, Inc. issued, 125,905,864 shares outstanding, and 2,443 shareholders of record. In March 2020, the Company suspended the payment of dividends indefinitely. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

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

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2016 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2016.

Comparison of 5 year Cumulative Total Return

225
200
175
150
125
100
75
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Alaska Air Group
Dow Jones US Airlines
S&P 500

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•Year in Review—highlights from 2021 outlining some of the major events that happened during the year and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the most recent two years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section also includes forward-looking statements regarding our view of 2022.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments, and off-balance sheet arrangements.

•Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

This section of the Form 10-K covers discussion of 2021 and 2020 results, and comparisons between those years. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

YEAR IN REVIEW

Business Recovery

Our 2021 financial performance demonstrates the strength of our business model and our ability to adapt while facing uneven recovery from the COVID-19 pandemic. With the widespread availability of vaccines and the relaxation of local restrictions in many of the markets we serve, customer demand for air travel increased dramatically in late spring 2021. For the full year, we recorded revenues of $6.2 billion, 70% of 2019 levels, on 79% of our 2019 capacity. Despite volatility caused by the rise of new variants, our measured return of capacity, coupled with solid cost control and operational performance enabled us to return to adjusted pre-tax profitability in the third and fourth quarters of 2021. Although we recorded an adjusted net loss for the full year of $256 million, profitability in the second half of the year indicates our approach to recovery has largely been successful.

With our business stabilizing, we generated $138 million in operating cash flow, excluding $892 million in grants received from the CARES Payroll Support Program. With our mid-year return to profitability and early return to positive cash flow generation, we were well positioned to begin utilizing excess on-hand liquidity to pay down debt and repair our balance sheet. In 2021 we repaid $1.3 billion in debt, offset by $363 million in issuances, which lowered our debt-to-capitalization ratio to 49%, marking a 12 point improvement from December 31, 2020. Additionally, we made a $100 million voluntary pension contribution payment to the defined benefit plan for Alaska's pilots, bringing our pension status to 98% funded at year end. Balance sheet strength combined with our operational model has been critical to our past success, and we believe we are well positioned exiting 2021 to again capitalize on these as we prepare for growth.

See "Results of Operations" below for further discussion.

Outlook

Our improving financial results and well-managed balance sheet provide a strong foundation for the next phase of recovery. We remain committed to returning capacity in a measured way, and will align our ongoing network restoration with the continued return of demand. We expect to be back to 2019 flying levels by summer 2022, and to grow our airlines from there in the back half of the year.

Recent demand setbacks and operational disruptions stemming from the omicron variant are reflected in our first quarter expectations. While January was acutely impacted, bookings for Presidents Day and beyond remain strong. In response to these conditions, we scaled back our first quarter capacity plans. As a result, in Q1 2022 we expect to fly approximately 10% to 13% below the same period in 2019, and expect total revenue to be 14% to 17% below the same period in 2019. Our unit costs for the period are expected to be up 15% to 18% versus 2019, with 7 points of pressure attributable to lower than expected levels of flying given the recent schedule adjustments.

For full year 2022, we expect capacity to increase 2% to 6% versus 2019, dependent on demand. This guidance reflects first half capacity that is flat to slightly up, and second half capacity that could be as much as 10% higher versus 2019.

Throughout the pandemic we have stated our commitment to returning to 2019 unit costs levels even if we were to remain a smaller airline for some time. While we no longer expect to be a smaller airline, as signaled by our growth plans in the back half of the year, we are still fundamentally committed to returning to our pre-COVID cost performance. For the full year, we expect CASMex to be up 3% to 6% versus 2019 levels, which includes the impact of lease return costs associated with our Airbus aircraft. Excluding those costs, we expect CASMex to be up 1% to 3% versus 2019. This guidance implies we will return to our pre-COVID cost levels in the second half of 2022.

The guidance we have provided and our outlook more broadly are sensitive to health trends, exposure to variants of the COVID-19 virus, and regulations and restrictions imposed by state, local and federal authorities. Our plans will be responsive to emerging information and the guidance we have provided is subject to greater uncertainty than we have historically experienced. Our people continue to focus on keeping costs low, running a great operation, and welcoming guests back to travel with Next-Level Care to ensure they are safe and comfortable when they fly. These are competitive advantages we have cultivated over many years that will continue to serve us well in 2022 and beyond. We are confident that we are prepared to meet the challenges ahead and that we will emerge from the pandemic a stronger and more resilient airline.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of the Payroll Support Program wage offset, special items, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

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

•Adjusted income before income tax and other items as specified in our plan documents is an important metric for the employee annual cash incentive plan, which covers the majority of employees within the Alaska Air Group organization.

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

2021 COMPARED WITH 2020

Our consolidated net income for 2021 was $478 million, or $3.77 per diluted share, compared to a net loss of $1.3 billion, or $10.72 per share, in 2020.

Excluding the impact of the Payroll Support Program wage offset, special items and mark-to-market fuel hedge adjustments, our adjusted consolidated net loss for 2021 was $256 million, or $2.03 per share, compared to an adjusted consolidated net loss of $1.3 billion, or $10.17 per share, in 2020. The following table reconciles our adjusted net loss per share (EPS) during the full year 2021 and 2020 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2021		2020
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	EPS
Reported GAAP net income (loss) and diluted EPS	$478	$3.77	$(1,324)	$(10.72)
Payroll Support Program wage offset	(914)	(7.21)	(782)	(6.33)
Mark-to-market fuel hedge adjustments	(47)	(0.37)	(8)	(0.06)
Special items - impairment charges and other	(1)	(0.01)	627	5.08
Special items - restructuring charges	(10)	(0.08)	220	1.78
Special items - merger-related costs	—	—	6	0.05
Special items - net non-operating	—	—	26	0.21
Income tax effect on special items and fuel hedge adjustments	238	1.87	(21)	(0.18)
Non-GAAP adjusted net loss and EPS	$(256)	$(2.03)	$(1,256)	$(10.17)

CASMex is reconciled to CASM below:

	Twelve Months Ended December 31,
	2021		2020		% Change
Consolidated:
Total CASM	10.47	¢	14.39	¢	(27)%
Less the following components:
Payroll Support Program wage offset	(1.75)		(2.11)		(17)%
Aircraft fuel, including hedging gains and losses	2.44		1.95		25%
Special items - impairment charges and other	—		1.69		NM
Special items - restructuring charges	(0.02)		0.59		(103)%
Special items - merger-related costs	—		0.02		NM
CASM, excluding fuel and special items	9.80	¢	12.25	¢	(20)%

Mainline:
Total CASM	9.52	¢	13.66	¢	(30)%
Less the following components:
Payroll Support Program wage offset	(1.75)		(2.17)		(19)%
Aircraft fuel, including hedging gains and losses	2.33		1.79		30%
Special items - impairment charges and other	—		1.80		NM
Special items - restructuring charges	(0.02)		0.65		(103)%
Special items - merger-related costs	—		0.02		NM
CASM, excluding fuel and special items	8.96	¢	11.57	¢	(23)%

OPERATING STATISTICS SUMMARY (unaudited)

Below are operating statistics we use to measure performance.

	Twelve Months Ended December 31,
	2021	2020	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	32,407	17,927	80.8%
RPMs (000,000) "traffic"	38,598	20,493	88.3%
ASMs (000,000) "capacity"	52,445	37,114	41.3%
Load factor	73.6%	55.2%	18.4 pts
Yield	14.25¢	14.73¢	(3.3)%
RASM	11.78¢	9.61¢	22.6%
CASM excluding fuel and special items(b)	9.80¢	12.25¢	(20.0)%
Economic fuel cost per gallon(b)	$2.02	$1.58	27.8%
Fuel gallons (000,000)	656	461	42.3%
ASMs per fuel gallon	79.9	80.5	(0.7)%
Average full-time equivalent employees (FTEs)	19,375	17,596	10.1%
Employee productivity (PAX/FTEs/months)	139.4	84.9	64.2%
Mainline Operating Statistics:
Revenue passengers (000)	23,268	12,280	89.5%
RPMs (000,000) "traffic"	33,755	17,438	93.6%
ASMs (000,000) "capacity"	45,741	31,387	45.7%
Load factor	73.8%	55.6%	18.2 pts
Yield	13.07¢	13.48¢	(3.0)%
RASM	10.99¢	9.01¢	22.0%
CASM excluding fuel and special items(b)	8.96¢	11.57¢	(22.6)%
Economic fuel cost per gallon(b)	$2.01	$1.59	26.4%
Fuel gallons (000,000)	530	358	48.0%
ASMs per fuel gallon	86.2	87.7	(1.7)%
Average FTEs	14,366	13,214	8.7%
Aircraft utilization	9.7	8.3	16.9%
Average aircraft stage length	1,324	1,272	4.1%
Operating fleet(d)	217	197	20 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	9,139	5,647	61.8%
RPMs (000,000) "traffic"	4,842	3,055	58.5%
ASMs (000,000) "capacity"	6,704	5,727	17.1%
Load factor	72.2%	53.3%	18.9 pts
Yield	22.49¢	21.90¢	2.7%
RASM	17.12¢	12.82¢	33.5%
Operating fleet (d)	94	94	— a/c
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

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2019 RESULTS (unaudited)
Alaska Air Group, Inc.

	2021	2019		Change
Passenger revenue	$5,499	$8,095		(32)%
Mileage plan other revenue	461	465		(1)%
Cargo and other	216	221		(2)%
Total operating revenues	$6,176	$8,781		(30)%

Operating expense, excluding fuel and special items	$5,137	$5,796		(11)%
Payroll Support Program wage offset	(914)	—		NM
Economic fuel	1,326	1,884		(30)%
Special items	(58)	38		NM
Total operating expenses	$5,491	$7,718		(29)%

Total nonoperating expense	(56)	(47)		19%
Income before income tax	629	$1,016		(38)%

Consolidated Operating Statistics:
Revenue passengers (000)	32,407	46,733		(31)%
RPMs (000,000) "traffic"	38,598	56,040		(31)%
ASMs (000,000) "capacity"	52,445	66,654		(21)%
Load Factor	73.6%	84.1%	(10.5)	pts
Yield	14.25¢	14.45¢		(1)%
RASM	11.78¢	13.17¢		(11)%
CASMex	9.80¢	8.70¢		13%
FTEs	19,375	22,126		(12)%

OPERATING REVENUES

Total operating revenues increased $2.6 billion, or 73%, during 2021 compared to the same period in 2020. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2021	2020	% Change
Passenger revenue	$5,499	$3,019	82%
Mileage Plan other revenue	461	374	23%
Cargo and other	216	173	25%
Total operating revenues	$6,176	$3,566	73%

Passenger Revenue

On a consolidated basis, Passenger revenue for 2021 increased by $2.5 billion, or 82%, on a 41% increase in capacity, and an 18 point increase in load factor. Recovery from the pandemic is the driver of these changes as demand for travel increased in 2021, primarily led by leisure travelers. There were setbacks to the improvement late in the fourth quarter as absenteeism driven by the omicron variant and severe winter weather on the West Coast led to canceled flights and lost passenger revenue.

We anticipate Passenger revenue for 2022 will increase as compared to 2021 consistent with our overall growth plan. Although we face headwinds in the first quarter due to continuing impacts of the omicron variant, we anticipate full year capacity will grow 2% to 6% versus 2019.

Mileage Plan Other Revenue

On a consolidated basis, Mileage Plan other revenue increased $87 million, or 23%, as compared to 2020, largely due to an increase in commission revenue from our affinity card partner stemming from growing consumer spend and an increase in cardholders.

Cargo and Other

On a consolidated basis, Cargo and other revenue increased $43 million, or 25%, from 2020. The increase is primarily due to the return of all three freighters back to full capacity in the second quarter of 2021, coupled with increased belly cargo activity on increased scheduled departures.

We expect that our cargo revenues will increase in 2022 as compared to 2021 on a full year of freighter capacity and incremental belly cargo availability as we increase our capacity.

OPERATING EXPENSES

Total operating expenses increased $150 million, or 3%, compared to 2020. We consider it useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2021	2020	% Change
Fuel expense	$1,279	$723	77%
Non-fuel operating expenses, excluding special items	5,137	4,547	13%
Payroll Support Program wage offset	(914)	(782)	17%
Special items - impairment charges and other	(1)	627	NM
Special items - restructuring charges	(10)	220	NM
Special items - merger-related costs	—	6	NM
Total operating expenses	$5,491	$5,341	3%

Significant operating expense variances from 2020 are more fully described below.

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

Aircraft fuel expense increased $556 million, or 77%, compared to 2020. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2021		2020
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,383	$2.11	$713	$1.54
(Gain)/loss on settled hedges	(57)	(0.09)	18	0.04
Consolidated economic fuel expense	$1,326	$2.02	$731	$1.58
Mark-to-market fuel hedge adjustments	(47)	(0.07)	(8)	(0.01)
GAAP fuel expense	$1,279	$1.95	$723	$1.57
Fuel gallons		656		461

The raw fuel price per gallon increased 37% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. Increased fuel costs were also driven by a 42% increase in gallons consumed compared to 2020, consistent with a 41% increase in capacity.

Gains recognized for hedges that settled during the year were $57 million in 2021, compared to losses of $18 million in 2020. These amounts represent cash received from settled hedges, offset by cash paid for the premium cost on related call options.

We expect our economic fuel cost per gallon in the first quarter of 2022 to range between $2.45 and $2.50 per gallon based on current market West Coast jet fuel prices.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program wage offset and special items. Significant operating expense variances from 2020 are more fully described below.

	Twelve Months Ended December 31,
(in millions)	2021	2020	% Change
Wages and benefits	$2,218	$2,053	8%
Variable incentive pay	151	130	16%
Aircraft maintenance	364	321	13%
Aircraft rent	254	299	(15)%
Landing fees and other rentals	555	417	33%
Contracted services	235	181	30%
Selling expenses	173	101	71%
Depreciation and amortization	394	420	(6)%
Food and beverage service	139	90	54%
Third-party regional carrier expense	147	128	15%
Other	507	407	25%
Total non-fuel operating expenses, excluding special items	$5,137	$4,547	13%

Wages and Benefits

Wages and benefits increased during 2021 by $165 million, or 8%, compared to 2020, excluding the impact of the Payroll Support Program wage offset. The primary components of Wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2021	2020	% Change
Wages	$1,643	$1,490	10%
Pension - Defined benefit plans	52	46	13%
Defined contribution plans	126	126	—%
Medical and other benefits	275	288	(5)%
Payroll taxes	122	103	18%
Total wages and benefits	$2,218	$2,053	8%

Wages and payroll taxes increased by a combined $172 million, or 10%, on a 10% increase in FTEs. Increased FTEs as compared to the prior period are primarily the result of pilots and employees returning from leaves of absence and incentive lines accepted in 2020. Higher wage rates from incentives paid to certain employees in the summer and holiday periods in response to increasing demand were largely offset by a lower average wage rate from the growth in newly hired employees who have a lower wage base than more senior employees.

We expect wages and benefits expense to be higher in 2022 compared to 2021 given our expected growth in overall FTEs needed to support our expected capacity growth. Our guidance does not include the impacts of any future agreements we may reach in 2022, most notably with our mainline pilots whose contract became amendable in April 2020.

Variable Incentive Pay

Variable incentive pay expense increased to $151 million in 2021 from $130 million in 2020. The increase is primarily due to higher payouts achieved under the Performance Based Pay Plan by meeting or exceeding certain cash flow, safety, emissions and productivity targets.

Aircraft Maintenance

Aircraft maintenance costs increased by $43 million compared to 2020. The increase is primarily due to increased component repairs which were deferred in 2020, as well as increased power-by-the-hour expense driven by increased utilization of covered aircraft.

We expect aircraft maintenance expense to be higher in 2022 due to increased aircraft utilization and expected lease return costs that are expected to be incurred over the next 24 to 36 months as we prepare to return Airbus aircraft to lessors.

Aircraft Rent

Aircraft rent expense decreased $45 million, or 15%, compared to 2020, primarily as a result of full impairment taken on certain leased Airbus aircraft in 2020.

We expect aircraft rent to increase in 2022 on the annualization of expense and incremental deliveries of leased 737-9 aircraft as well as incremental SkyWest lease deliveries.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $138 million, or 33%, compared to 2020, primarily due to a significant increase in departures, combined with increased rates at certain of our hub airports.

We expect landing fees and other rental expense to increase in 2022 as we continue to increase capacity and departures across our network, combined with higher rates at many of our hub airports.

Contracted Services

Contracted services increased by $54 million, or 30%, compared to 2020, primarily driven by increased departures and passengers at stations where we outsource our ground operations.

We expect contracted services to increase in 2022 as we continue to increase capacity and departures throughout our network.

Selling Expenses

Selling expenses increased by $72 million, or 71%, compared to 2020 primarily driven by a significant increase in distribution costs and credit card commissions stemming from increased revenues. Increased marketing spend and sponsorship costs related to the return of professional sports and events also contributed to the year-over-year increase.

We expect selling expense to increase in 2022, due primarily to higher sales as demand for air travel returns and an increase in marketing costs as we expand our network.

Food and Beverage Service

Food and beverage service increased by $49 million, or 54%, compared to 2020, consistent with the overall increase in revenue passengers, as well as the return and expansion of many of our on-board products in 2021.

We expect food and beverage service to increase in 2022 as we continue to increase capacity and departures throughout our network and return to full service aboard our aircraft.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA agreements, increased $19 million, or 15%, in 2021 compared to 2020. The increase in expense is primarily due to increases in departures flown by SkyWest as compared to the prior-year period, offset by the final pass through of CARES Act PSP funding for SkyWest pilot and flight attendant wages.

We expect third-party regional carrier expense to be higher in 2022 on the addition of 10 aircraft flown by SkyWest under a CPA.

Other Expense

Other expense increased $100 million, or 25%, compared to 2020 primarily driven by incremental crew hotel stays and per diem, consistent with the overall increase in departures and capacity, as well as additional expense for professional services.

We expect other expense to increase in 2022 as we increase departures and hire more employees, resulting in incremental crew costs.

Special Items - Impairment charges

We recorded an impairment benefit of $1 million in 2021. The benefit consisted of adjustments associated with leased aircraft that have been retired and removed from the operating fleet but not yet returned to the lessor. We continue to evaluate total estimated costs to return these permanently parked aircraft, and make updates to total expense when necessary.

Special Items - Restructuring charges

We recorded a restructuring benefit of $10 million in 2021 primarily as a result of issuing recall notices to pilots on incentive lines for periods earlier than were previously anticipated. As all employees expected to return to work have been recalled, we do not anticipate further restructuring charges in 2022.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 13 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax loss was $179 million in 2021 compared to adjusted pretax loss of $1.4 billion in 2020. The $1.2 billion improvement in pretax loss was driven by a $2.2 billion increase in Mainline operating revenue, offset by a $471 million increase in Mainline non-fuel operating expense and a $496 million increase in Mainline fuel expense.

As compared to the prior year, higher Mainline revenues are primarily attributable to a 94% increase in traffic on a 46% increase in capacity, driven by the recovery seen in demand in 2021. Non-fuel operating expenses and fuel expenses rose given the increase in traffic and capacity, as well as higher raw fuel prices.
Regional

Regional adjusted pretax loss was $210 million in 2021 compared to an adjusted pretax loss of $421 million in 2020. The $211 million improvement in pretax loss was primarily attributable to a $413 million increase in Regional operating revenues, offset by a $103 million increase in Regional non-fuel operating expense and a $99 million increase in Regional fuel expense.

As compared to the prior year, higher Regional revenues are primarily attributable to a 59% increase in traffic on a 17% increase in capacity, driven by the recovery seen in demand in 2021. Non-fuel operating expenses and fuel expenses rose given the increase in traffic and capacity, as well as higher raw fuel prices.

Horizon

Horizon achieved an adjusted pretax profit of $12 million in 2021 compared to $41 million in 2020, primarily as a result of higher operating expenses in 2021. The increased expenses were primarily related to flight operations and maintenance costs as the business began to recover during the year.

LIQUIDITY AND CAPITAL RESOURCES

Improved results and increased demand in 2021 allowed us to begin the process of returning our balance sheet and available liquidity to pre-pandemic levels. During the year, we made the following meaningful progress:

•Generated positive operating cash flow in excess of $1 billion, bolstered by improved advance bookings as demand returns, and the receipt of $892 million in Payroll Support Program funding from the U.S. Treasury under extensions of CARES Act programs;

•Repaid $1.3 billion in debt, including the termination of the CARES Act secured loan, full repayment of two outstanding lines of credit, and prepayment of the $425 million 364-day term loan facility;

•Decreased debt-to-capitalization ratio to 49% at December 31, 2021 from 61% at December 31, 2020;

•Made a $100 million voluntary contribution to the defined benefit plan for Alaska's pilots, boosting estimated combined funded status of all defined benefit plans to 98%, and;

•Restored pool of unencumbered aircraft in the operating fleet to 42 as of December 31, 2021, which could be financed, if necessary.

As the business continues to recover to sustained profitability, reducing outstanding debt, normalizing our on-hand liquidity, and strengthening our balance sheet remain high priorities. We anticipate funding our planned 2022 capital expenditures of $1.5 billion to $1.6 billion with cash on-hand.

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

The table below presents the major indicators of our financial condition and liquidity:

(in millions)	December 31, 2021	December 31, 2020	Change
Cash and marketable securities	$3,116	$3,346	$(230)
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	57%	94%	(37)	pts
Long-term debt, net of current portion	$2,173	$2,357	$(184)
Shareholders’ equity	$3,801	$2,988	$813

Debt-to-capitalization, adjusted for operating leases

(in millions)	December 31, 2021	December 31, 2020	Change
Long-term debt, net of current portion	$2,173	$2,357	(8)%
Capitalized operating leases	1,547	1,558	(1)%
COVID-19 related borrowings(a)	—	734	(100)%
Adjusted debt	$3,720	$4,649	(20)%
Shareholders' equity	3,801	2,988	27%
Total invested capital	$7,521	$7,637	(2)%

Debt-to-capitalization, including operating leases	49%	61%
(a) To best reflect our leverage at December 31, 2020, we included the short-term borrowings stemming from the COVID-19 pandemic which were classified as current liabilities in the consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent

(in millions)	December 31, 2021	December 31, 2020
Current portion of long-term debt	$366	$1,138
Current portion of operating lease liabilities	268	290
Long-term debt	2,173	2,357
Long-term operating lease liabilities, net of current portion	1,279	1,268
Total adjusted debt	4,086	5,053
Less: Cash and marketable securities	(3,116)	(3,346)
Adjusted net debt	$970	$1,707

(in millions)	December 31, 2021	December 31, 2020
GAAP Operating Income (Loss)	$685	$(1,775)
Adjusted for:
Payroll Support Program wage offset and special items	(925)	71
Mark-to-market fuel hedge adjustments	(47)	(8)
Depreciation and amortization	394	420
Aircraft rent	254	299
EBITDAR	$361	$(993)

Adjusted net debt to EBITDAR	2.7x	(1.7x)

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1 billion in 2021 compared to net cash used of $234 million in 2020. Cash provided by ticket sales is the primary source of our operating cash flow. In 2021, we also had material cash inflows of $892 million from the receipt of PSP grants. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state and local taxing authorities. Changes in demand that resulted from the pandemic recovery and the changes we made to our operations in response had a dramatic impact on our operating cash flows in 2021.

In 2021, revenues increased $2.6 billion when compared to 2020, driven by improved demand described more fully below, and incremental cash from our affinity card partners on increased miles purchased. Operating expenses increased $150 million versus prior year, driven by significantly higher fuel costs and increased operating costs as we returned capacity to meet demand, offset by a reduction of $858 million in non-cash impairment and restructuring charges recorded in 2020.

In 2021, Air Traffic Liability (ATL) increased $90 million, driven by new ticket purchases primarily at the end of the year, offset by credits redeemed for travel. Although ATL was a source of working capital in 2021, as of December 31, 2021 the balance includes $234 million in travel credits issued to guests. These credits are expected to be redeemed by guests for travel in future periods and will represent a working capital headwind.

Cash Used in Investing Activities

Cash used in investing activities was $1 billion during 2021 compared to $593 million in 2020. Increased cash used in investing activities is primarily driven by the 2020 sale-leaseback transaction for ten owned A320 aircraft, with no comparative transaction in 2021. Cash used also increased due to a $70 million increase in capital expenditures, as well as net purchases of marketable securities of $706 million in 2021, compared to net purchases of $644 million in 2020. Increased net purchases are primarily driven by additional cash on hand from borrowings and the PSP, which allowed the Company to invest additional funds.

Cash Used in Financing Activities

Cash used in financing activities was $914 million during 2021, compared to net cash provided of $2 billion in 2020. During the year, we utilized cash on hand to make $1.3 billion in debt payments, compared to $565 million in the prior year. These payments were offset by proceeds from debt issuances of $363 million, compared to $2.6 billion issued in 2020 in response to the COVID-19 pandemic.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations:

Aircraft Commitments

As of December 31, 2021, Alaska has firm orders to purchase 74 Boeing 737-9 aircraft with deliveries in 2022 through 2024 and firm commitments to lease eight Boeing 737-9 aircraft with deliveries between 2023 and 2034. Alaska also has an agreement with SkyWest Airlines to expand our long-term capacity purchase agreement by three aircraft in 2022 and two aircraft in 2023. Horizon also has commitments to purchase seven E175 aircraft with deliveries in 2023 through 2025. Alaska has options to acquire up to 52 additional 737-9 aircraft and Horizon has options to acquire 15 E175 aircraft. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of the date of this filing:

	Actual Fleet Count		Anticipated Fleet Activity(a)
Aircraft	Dec 31, 2020	Dec 31, 2021	2022 Changes	Dec 31, 2022	2023 Changes	Dec 31, 2023	2024 Changes	Dec 31, 2024
B737 Freighters	3	3	—	3	—	3	—	3
B737-700	11	11	—	11	—	11	—	11
B737-800	61	61	—	61	—	61	—	61
B737-900	12	12	—	12	—	12	—	12
B737-900ER	79	79	—	79	—	79	—	79
B737-9	—	11	32	43	32	75	18	93
A319/A320(b)	21	30	(6)	24	(24)	—	—	—
A321 NEO	10	10	—	10	—	10	—	10
Total Mainline Fleet	197	217	26	243	8	251	18	269
Q400 operated by Horizon(c)	32	32	(1)	31	(6)	25	—	25
E175 operated by Horizon	30	30	3	33	6	39	—	39
E175 operated by third party	32	32	10	42	—	42	—	42
Total Regional Fleet(d)	94	94	12	106	—	106	—	106
Total	291	311	38	349	8	357	18	375
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted yet.
(b)Actual fleet at December 31, 2021, excluding Airbus aircraft that were removed from operating service in 2020 in response to COVID-19 capacity reductions. Of these, nine have since been returned to service in 2021 and three are planned to return in 2022.
(c)Retirements in 2022 and 2023 are contractual lease expirations of Horizon Q400 aircraft in each respective year.
(d)Aircraft are either owned or leased by Horizon or operated under a capacity purchase agreement with a third party. Under the terms of our capacity purchase agreement with a third party, in 2023 an additional spare aircraft will be leased to support the operational integrity of the network.

For future firm orders and option exercises, we may finance the aircraft through cash flow from operations or long-term debt.

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2022	50%	$69	$3
Second Quarter 2022	50%	$71	$3
Third Quarter 2022	40%	$74	$3
Fourth Quarter 2022	30%	$74	$4
Total 2022	40%	$72	$3
First Quarter 2023	20%	$75	$5
Second Quarter 2023	10%	$80	$6
Total 2023	10%	$76	$5

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2021. For agreements with variable terms, amounts included reflect our minimum obligations. Discussion of these obligations follow the table below.

(in millions)	2022	2023	2024	2025	2026	Beyond	Total
Debt obligations	$371	$334	$240	$261	$176	$1,177	$2,559
Aircraft lease commitments(a)	305	242	185	179	173	602	1,686
Facility lease commitments	14	11	9	6	6	83	129
Aircraft-related commitments(b)	1,339	1,686	389	79	13	—	3,506
Interest obligations(c)	85	92	69	51	50	122	469
Other obligations(d)	184	189	195	196	193	705	1,662
Total	$2,298	$2,554	$1,087	$772	$611	$2,689	$10,011

(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligations under existing terms.
(b)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations.
(c)For variable-rate debt, future obligations are shown above using LIBOR forward curve as of December 31, 2021.
(d)Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. In response to the COVID-19 pandemic, in 2020, we issued $2.6 billion in debt to withstand the downturn and prepare for recovery. In 2021, we repaid $1.3 billion in debt, including prepayments of $923 million, which was partially offset by issuances of $363 million. At December 31, 2021, our debt portfolio carries a weighted average interest rate of 3.3%. Interest is paid with regular debt service. Debt service obligations in 2022 is expected to be $456 million, inclusive of interest and principal. Refer to Note 6 to the consolidated financial statement for further discussion of our debt and interest balances.

Leased Aircraft Return Costs

For many of our leased aircraft, we are required under the contractual terms to return the aircraft in a specified state. As a result of these contractual terms, we may incur significant costs at the termination of the lease. Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually beginning at least 12 months prior to the lease return, unless the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Such estimates are based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. We anticipate recording material expenses and cash outflows to return aircraft beginning in 2022, as all Airbus A319 and A320 aircraft are expected to be removed from operating service by 2023.

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

In 2021, we made tax payments, net of refunds, totaling $48 million. The Company had an effective tax rate of 24%. We believe that we have the liquidity available to make our future tax payments.

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

Critical accounting estimates are defined as those that reflect significant management judgment and uncertainties and that potentially may lead to materially different results under varying assumptions and conditions. Management has identified the following critical accounting estimate and has discussed the development, selection and disclosure of these policies with our audit committee.

FREQUENT FLYER PROGRAMS

Alaska's Mileage Plan loyalty program awards mileage credits, referred to as miles, to members who fly on our airlines and our airline partners. We also sell services, including miles for transportation, Companion Fare™ certificates, bag fee waivers, and access to our brand and customer lists to major banks that offer Alaska co-brand credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels, and car rental agencies. Outstanding miles may be redeemed for travel on our airlines or eligible airline partners, and for non-airline products such as hotels. As long as Mileage Plan is in existence, we have an obligation to provide future travel.
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

At December 31, 2021, we had approximately 301 billion miles outstanding, resulting in an aggregate deferred revenue balance of $2.4 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.
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

2.The number of miles that will not be redeemed for travel (breakage):

We estimate how many miles will be used per award. For example, our members may redeem mileage credits for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan program and historical and future award redemption patterns.

We review significant Mileage Plan assumptions on an annual basis, or more frequently should circumstances indicate a need, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel

Currently, our fuel hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil component of jet fuel, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash paid for hedge premiums. We believe there is risk in not hedging against fuel price increases. We estimate that a hypothetical 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2021 would change the fair value of our crude oil hedge portfolio to approximately $132 million or $44 million.

The portfolio value of our fuel hedge contracts was $81 million at December 31, 2021 compared to a portfolio value of $15 million at December 31, 2020. We did not have any collateral held by counterparties on these agreements as of December 31, 2021.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 4 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable rate instruments, which have exposure to changes in interest rates. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable rate debt held during 2021 would have correspondingly changed our net earnings and cash flows associated with these items by less than $3 million. Our variable rate debt represents approximately 29% and 53% of our total long-term debt as of December 31, 2021 and December 31, 2020. Approximately $469 million of the Company's total variable rate notes payable were effectively fixed via interest rate swaps at December 31, 2021.

Our exposure to interest rate variability is further mitigated through our variable rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2021, interest income would increase by approximately $23 million.

Our variable rate instruments, including long-term debt, interest rate swaps, and credit facilities, all make reference to the London Interbank Offered Rate (LIBOR) as the interest rate benchmark. It is expected that in June 2023, LIBOR will be discontinued as a reference rate. In the event of the discontinuance of LIBOR, we will need to transition our LIBOR-based contracts to a mutually agreed-upon alternate benchmark rate, which effectively places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of LIBOR. At this time, we do not anticipate that the discontinuance of LIBOR will materially impact our liquidity or financial position.

Inflationary Risk

Inflation in the United States in late 2021 was among the highest it has been in the past 30 years. Although a large portion of our operating costs are contractual with escalation clauses, a portion of our costs are subject to inflationary pressures. Examples include fuel costs, goods and services for which we do not have existing contracts, wages for employees, airport costs based on cost recovery models, and certain vendor costs that include wage increase clauses, among others. Elevated inflation rates for a prolonged period of time, without the ability to increase our fares at a similar rate, may have a significant impact to our financial results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Mileage Plan model

As discussed in Note 3 to the consolidated financial statements, the Company has a Mileage Plan loyalty program which provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. The Company utilizes a complex model to account for the Mileage Plan program, which involves numerous inputs and assumptions. Deferred revenues related to the Mileage Plan program were $2.4 billion as of December 31, 2021. Associated Mileage Plan revenues recognized from deferred revenue and recorded in passenger revenue were $639 million for the year ended December 31, 2021.

We identified the assessment of the Mileage Plan model as a critical audit matter. This was due to the high degree of auditor judgment required to assess that sufficient audit evidence was obtained over the model as well as the key inputs and assumptions used to develop the estimates of Mileage Plan revenue and deferred revenue due to the complex design of the model. Key inputs include miles credited and miles redeemed and key assumptions include estimated breakage and the standalone selling price of a mile.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Mileage Plan model. This included controls related to the integrity of the model as well as the key inputs and key assumptions utilized in the model. We checked the accuracy of key calculations utilized in the Mileage Plan model. We tested the completeness and accuracy of information technology system data used to determine the miles credited and miles redeemed inputs. We inspected the Company’s methodology to develop key assumptions was consistent with historical methods. We assessed the breakage rate assumption by comparing it to historical breakage and breakage rates used by others in the airline industry. We considered changes in the Mileage Plan program terms and customer behavior for potential changes in the breakage rate. We evaluated the fluctuation in the standalone selling price of a mile assumption by comparing it to changes in passenger ticket fares. We compared the standalone selling price of a mile assumption to other data points including miles sold on the Company’s website and the contractual rates that miles are sold to other airlines and bank partners. We evaluated fluctuations in Mileage Plan balances in relation to program changes, economic conditions, and observed industry trends and events.

In addition, we evaluated the sufficiency of audit evidence obtained over the Mileage Plan model by assessing the results of procedures performed.

We have served as the Company's auditor since 2004.

Seattle, Washington
February 11, 2022
/s/ KPMG LLP

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$470	$1,370
Marketable securities	2,646	1,976
Total cash and marketable securities	3,116	3,346
Receivables - net	546	480
Inventories and supplies - net	62	57
Prepaid expenses and other current assets	196	123
Total Current Assets	3,920	4,006

Property and Equipment
Aircraft and other flight equipment	8,127	7,761
Other property and equipment	1,489	1,398
Deposits for future flight equipment	384	583
	10,000	9,742
Less accumulated depreciation and amortization	3,862	3,531
Total Property and Equipment - Net	6,138	6,211

Other Assets
Operating lease assets	1,453	1,400
Goodwill and intangible assets	2,044	2,050
Other noncurrent assets	396	379
Total Other Assets	3,893	3,829

Total Assets	$13,951	$14,046

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2021	2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$200	$108
Accrued wages, vacation and payroll taxes	457	527
Air traffic liability	1,163	1,073
Other accrued liabilities	625	424
Deferred revenue	912	733
Current portion of operating lease liabilities	268	290
Current portion of long-term debt	366	1,138
Total Current Liabilities	3,991	4,293

Long-Term Debt, Net of Current Portion	2,173	2,357

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,279	1,268
Deferred income taxes	578	407
Deferred revenue	1,446	1,544
Obligation for pension and post-retirement medical benefits	305	665
Other liabilities	378	524
Total Noncurrent Liabilities	3,986	4,408

Commitments and Contingencies (Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2021 - 135,255,808 shares; 2020 - 133,567,534 shares, Outstanding: 2021 - 125,905,864 shares; 2020 - 124,217,590 shares	1	1
Capital in excess of par value	494	391
Treasury stock (common), at cost: 2021 - 9,349,944 shares; 2020 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(262)	(494)
Retained earnings	4,242	3,764
	3,801	2,988
Total Liabilities and Shareholders' Equity	$13,951	$14,046

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2021	2020	2019
Operating Revenues
Passenger revenue	$5,499	$3,019	$8,095
Mileage Plan other revenue	461	374	465
Cargo and other	216	173	221
Total Operating Revenues	6,176	3,566	8,781

Operating Expenses
Wages and benefits	2,218	2,053	2,370
Variable incentive pay	151	130	163
Payroll Support Program wage offset	(914)	(782)	—
Aircraft fuel, including hedging gains and losses	1,279	723	1,878
Aircraft maintenance	364	321	437
Aircraft rent	254	299	331
Landing fees and other rentals	555	417	531
Contracted services	235	181	289
Selling expense	173	101	313
Depreciation and amortization	394	420	423
Food and beverage service	139	90	214
Third-party regional carrier expense	147	128	166
Other	507	407	559
Special items - impairment charges and other	(1)	627	—
Special items - restructuring charges	(10)	220	—
Special items - merger-related costs	—	6	44
Total Operating Expenses	5,491	5,341	7,718
Operating Income (Loss)	685	(1,775)	1,063

Non-operating Income (Expense)
Interest income	25	31	42
Interest expense	(128)	(98)	(78)
Interest capitalized	11	11	15
Special charges - net non-operating	—	(26)	—
Other - net	36	17	(26)
Total Non-operating Expense	(56)	(65)	(47)
Income (Loss) Before Income Tax	629	(1,840)	1,016
Income tax (benefit) expense	151	(516)	247
Net Income (Loss)	$478	$(1,324)	$769

Basic Earnings (Loss) Per Share	$3.82	$(10.72)	$6.24
Diluted Earnings (Loss) Per Share	$3.77	$(10.72)	$6.19
Shares used for computation:
Basic	125.063	123.450	123.279
Diluted	126.775	123.450	124.289

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2021	2020	2019

Net Income (Loss)	$478	$(1,324)	$769

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(30)	33	31
Reclassification of (gains) into Other-net non-operating income (expense)	(6)	(14)	(5)
Income tax benefit (expense)	9	(5)	(6)
Total	(27)	14	20

Related to employee benefit plans:
Actuarial gains (losses) related to pension and other post-retirement benefit plans	294	(69)	(71)
Reclassification of net pension expense into Wages and benefits and Other-net non-operating income	33	30	32
Income tax benefit (expense)	(81)	10	10
Total	246	(29)	(29)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	17	(21)	(13)
Reclassification of losses into Aircraft rent	—	3	3
Income tax benefit (expense)	(4)	4	2
Total	13	(14)	(8)

Other Comprehensive Income ( Loss)	232	(29)	(17)

Comprehensive Income (Loss)	$710	$(1,353)	$752

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751
Cumulative effect of accounting changes(a)	—	—	—	—	—	3	3
2019 net income	—	—	—	—	—	769	769
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Common stock repurchases	(1.193)	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	36	—	—	—	36
Cash dividend declared ($1.40 per share)	—	—	—	—	—	(173)	(173)
Stock issued for employee stock purchase plan	0.785	—	40	—	—	—	40
Stock issued under stock plans	0.214	—	(3)	—	—	—	(3)
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
2020 net loss	—	—	—	—	—	(1,324)	(1,324)
Other comprehensive loss	—	—	—	—	(29)	—	(29)
Common stock repurchases	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	34	—	—	—	34
CARES Act warrant issuances	—	—	14	—	—	—	14
Cash dividend declared ($0.375 per share)	—	—	—	—	—	(45)	(45)
Stock issued for employee stock purchase plan	1.524	—	41	—	—	—	41
Stock issued under stock plans	0.231	—	(3)	—	—	—	(3)
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
2021 net loss	—	—	$—	—	—	478	478
Other comprehensive income	—	—	—	—	232	—	232
Stock-based compensation	0.010	—	44	—	—	—	44
CARES Act warrant issuances	—	—	16	—	—	—	16
Stock issued for employee stock purchase plan	1.255	—	48	—	—	—	48
Stock issued under stock plans	0.424	—	(5)	—	—	—	(5)
Balances at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
(a)Represents the opening balance sheet adjustment recorded as a result of the adoption of the new lease accounting standard.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$478	$(1,324)	$769
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	394	420	423
Stock-based compensation and other	51	24	29
Special items - impairment charges and other	(1)	627	—
Special items - restructuring charges	(10)	220	—
Changes in certain assets and liabilities:
Changes in deferred tax provision	104	(300)	209
(Increase) decrease in accounts receivable	(66)	(160)	43
Increase in air traffic liability	90	173	112
Increase in deferred revenue	81	288	116
Pension contribution	(100)	—	(65)
Other - net	9	(202)	86
Net cash provided by (used in) operating activities	1,030	(234)	1,722
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(68)	(64)	(356)
Other flight equipment	(126)	(55)	(178)
Other property and equipment	(98)	(103)	(162)
Total property and equipment additions	(292)	(222)	(696)
Purchases of marketable securities	(4,301)	(2,962)	(1,810)
Sales and maturities of marketable securities	3,595	2,318	1,674
Proceeds from disposition of assets	2	279	28
Other investing activities	(12)	(6)	13
Net cash used in investing activities	(1,008)	(593)	(791)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	363	2,564	450
Long-term debt payments	(1,334)	(565)	(1,058)
Common stock repurchases	—	(31)	(75)
Cash dividend paid	—	(45)	(173)
Other financing activities	57	58	43
Net cash provided by (used in) financing activities	(914)	1,981	(813)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(892)	1,154	118
Cash, cash equivalents, and restricted cash at beginning of year	1,386	232	114
Cash, cash equivalents, and restricted cash at end of year	$494	$1,386	$232
Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$109	$50	$60
Income taxes, net of refunds received	48	—	31
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$470	$1,370	$221
Restricted cash included in Other noncurrent assets	24	16	11
Total cash, cash equivalents, and restricted cash at end of the period	$494	$1,386	$232
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group (Air Group, or the Company), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Our consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $7 million and $5 million at December 31, 2021 and 2020, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Receivables—net

Receivables primarily consist of amounts due from taxing authorities, credit card processors, and the Company's affinity card partner stemming from income tax returns, sales of tickets to customers and bank purchased miles. Given the nature of these receivables, reserves are immaterial to the overall balance.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $49 million and $46 million at December 31, 2021 and 2020. Removals from the reserve in 2021 were immaterial. Inventory and supplies—net also includes fuel inventory of $21 million and $15 million at December 31, 2021 and 2020. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 737 and E175 aircraft	20 to 25 years	10%
Bombardier Q400 aircraft	15 years	5%
Buildings	25 to 40 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3 to 10 years	—%
Other furniture and equipment	5 to 10 years	—%

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

Maintenance and repairs, other than engine maintenance on B737-800 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-800 engines is covered under a power-by-the-hour agreement with a third party, whereby the Company pays a determinable amount, and transfers risk, to a third party. Beginning in 2022, maintenance on owned E175 aircraft will also be covered under a power-by-the-hour agreement with a third party. For these agreements, the Company expenses the contract amounts based on engine usage.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. The total balance of goodwill is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate than an impairment may exist. The assessment utilizes either a qualitative or quantitative approach. The qualitative approach considers factors such as Alaska Air Group market capitalization and other market trends, and unobservable inputs, including Company specific cash flow and performance information. If it is determined that it is more likely than not that the asset may be impaired, management utilizes a quantitative approach to assess the asset's fair value and the amount of impairment and a charge may be recorded. In 2021, the fair value of the Mainline reporting unit substantially exceeded its carrying value.

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived airport slots and finite-lived customer relationships recorded in conjunction with the acquisition of Virgin America. Finite-lived intangibles were recorded at fair value upon acquisition and are amortized over their estimated useful lives. Indefinite-lived intangibles were recorded at fair value upon acquisition and are not amortized, but are tested at least annually for impairment using a similar methodology to goodwill, as described above.

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes accounting maintenance deposits as assets on the balance sheet using estimates of the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. Aircraft maintenance deposits recorded on the consolidated balance sheets were $175 million and $242 million as of December 31, 2021 and December 31, 2020.

Leased Aircraft Return Costs

Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually beginning at least twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination.

As leased aircraft are returned, payments made reduce the outstanding lease return liability. Of the total outstanding liability, $53 million is included in Other accrued liabilities and $114 million is included in Other liabilities on the consolidated balance sheets as of December 31, 2021, compared to $54 million included in Other accrued liabilities and $246 million included in Other liabilities on the consolidated balance sheets as of December 31, 2020 . Expense associated with lease returns in the standard course of operating the aircraft is included in Aircraft maintenance in the consolidated statements of operations. Expense associated with lease returns when aircraft are permanently parked is recorded as a charge at the date the aircraft is permanently parked, regardless of contractual return date, and is classified as Special items - impairment charges and other in the consolidated statements of operations. See Note 2 for further discussion of these special items.

Advertising Expenses

The Company's advertising expenses include advertising, sponsorship and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $63 million, $41 million and $72 million during the years ended December 31, 2021, 2020 and 2019.

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

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2021, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2021 anti-dilutive stock options excluded from the calculation of EPS were not material.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR to alternative reference rates. In January 2021, the FASB updated Topic 848, providing additional clarification and scope relating to transition to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is not expected to transition to alternative rates prior to fiscal year 2023. The Company does not expect adoption and transition to alternative reference rates will have a material impact on our consolidated financial statements.

NOTE 2. SPECIAL ITEMS

The public health and economic crisis resulting from the outbreak of COVID-19 in 2020 continues to have a significant impact on the Company. Although the relaxation of restrictions by state and local governments and the rollout of vaccination programs have allowed for the return of demand, passenger enplanements remain below pre-pandemic levels and variants continue to drive volatility in recovery. As a result, the Company continues to fly less capacity than it had pre-pandemic.

Beginning in 2020, the Company implemented various cost-saving initiatives, including permanently parking aircraft, restructuring the workforce through early-out and incentive leave programs, and obtaining funding available under programs offered by the Treasury. As demand has improved and the business has grown back toward pre-pandemic flying levels, these programs have been adjusted to meet the needs of the airlines. The impacts of these programs for the years ended December 31, 2021 and 2020 are described further below.

Lease Return Costs

Alaska removed 40 leased Airbus aircraft from operating service in 2020, and recorded an estimate of the expected future lease return costs for the aircraft of $209 million to Special items - impairment charges and other in the consolidated statements of operations. In 2021, the Company recorded a net benefit of $1 million associated with changes in these estimates. Lease return costs also include the write off of associated maintenance deposits when the Company no longer expects to perform maintenance events covered by those deposits. The Company continues to evaluate the estimated costs to return leased aircraft. The lease return cost estimates are based on the Company's best estimate of costs to return aircraft as of the date of this filing.

In 2021, Alaska initiated a plan to reactivate up to 12 previously parked Airbus aircraft to support Alaska's plan for restoring capacity to pre-pandemic levels by summer 2022. Nine of these reactivated aircraft returned to the operating fleet in 2021, with three more expected to be reactivated in early 2022. The Company currently anticipates all twelve aircraft temporarily returned to service will be removed again from operating service by the end of 2023. At this time, the Company does not anticipate the return to service of these aircraft will materially change estimated lease return costs previously recorded, as leases for aircraft returning to service generally expire within a near-term window.

Workforce restructuring

The Company's subsidiaries reduced their operating workforce in 2020 to better align with the expected size of the business. To mitigate the need for involuntary furloughs, various early-out and voluntary leave programs were made available to all frontline work groups, in addition to incentive leave programs made available to Alaska pilots and mechanics. Through these programs over 600 employees took permanent early-outs, and over 3,300 employees took voluntary or incentive leaves. All employees on these temporary leave programs were called back to work by October 1, 2021.

In 2020, as a result of these programs, the Company recorded $220 million in wage expense to Special items - restructuring charges in the consolidated statement of operations for those pilots and mechanics on incentive leaves, ongoing medical benefit coverage and lump-sum termination payments. Throughout 2021, the Company continued to refine and update capacity expectations and training schedules, which resulted in changes to anticipated leave lengths. As a result, the Company recorded a net benefit of $10 million during the year ended December 31, 2021.

The table below presents a roll forward of the outstanding voluntary leave liability (in millions):

Twelve Months Ended December 31, 2021
Total voluntary leave liability balance at January 1	$127
Cash payments	(105)
Charges and adjustments	(10)
Total voluntary leave liability balance at December 31	$12

The outstanding accrual at December 31, 2021 is for final payments to participants on a retirement incentive leave who will not return to active employment. The balance is reflected in accrued wages, benefits and payroll taxes on the consolidated balance sheet.

Impairment charges

In 2020, the Company temporarily and permanently parked certain aircraft in response to the loss of demand driven by the COVID-19 pandemic. At that time, the Company performed impairment tests on certain long-lived and intangible assets, as well as receivable balances to evaluate recoverability. These impairment tests indicated impairment on the Q400 fleet, permanently parked Airbus aircraft, and related capital improvements, resulting in impairment charges of $363 million. The Company also identified certain intangible assets, purchase deposits, and receivable balances deemed unrecoverable, and recorded an additional $30 million in charges for those balances. The total of these special charges, lease return costs summarized above, the recognition of a legal settlement and other immaterial charges comprise the $627 million recorded as Special items - impairment charges and other on the consolidated statement of operations for the period ending December 31, 2020. In 2021, the Company did not identify any indicators of impairment of long-lived assets, goodwill, intangibles or receivables.

CARES Act Funding

In 2020, Alaska, Horizon, and McGee finalized agreements with the Treasury through the Payroll Support Program (PSP) under the Coronavirus Aid, Relief and Economic Security (CARES) Act, made available under the Consolidated Appropriations Act, 2020 (PSP 1). Under PSP 1 and associated agreements, Alaska, Horizon, and McGee received total funds of approximately $1.1 billion in 2020.

In 2021, Alaska, Horizon and McGee finalized agreements with the Treasury through an extension of the PSP, made available under the Consolidated Appropriations Act, 2021 (PSP 2) and received an additional $626 million.

Alaska, Horizon and McGee also finalized additional agreements with the Treasury under a third round of the PSP, made available under the American Rescue Plan of 2021 (PSP 3), and received total funds of $585 million.

Total funds contracted from the Treasury under the Payroll Support Programs are allocated as follows (in millions):

	Grants	Loans	Warrants	Total Proceeds
PSP 1	$757	$293	$9	$1,059
PSP 2	457	160	9	626
PSP 3	431	147	7	585
Total	$1,645	$600	$25	$2,270

Funds were exclusively used for payment of employee salaries, wages and benefits. In 2021 and 2020, $892 million and $753 million in PSP grant funds were recorded as an offset to wages, salaries and benefits as eligible expenses were incurred. Also included within the annual total offset are employee retention credits as provided for in the CARES Act of $21 million in 2021 and $29 million in 2020. The Company does not expect to record additional wage offsets in 2022.

Upon receipt of the funds issued under PSP 3, certain conditions and restrictions were extended. These conditions include, but are not limited to, refraining from conducting involuntary furloughs or reducing employee pay rates of pay through September 30, 2021, and placing limits on executive compensation through April 1, 2023. The conditions also included suspension of dividends and share repurchases through September 30, 2022.

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

Passenger Ticket and Ancillary Services Revenue

The primary performance obligation on a typical passenger ticket is to provide air travel to the passenger. Ticket revenue is collected in advance of travel and recorded as ATL on the consolidated balance sheets. The Company satisfies its performance obligation and recognizes ticket revenue for each flight segment when the transportation is provided.

Ancillary passenger revenues relate to items such as checked-bag fees, ticket change fees (prior to 2021), and on-board food and beverage sales, all of which are provided at time of flight. As such, the obligation to perform these services is satisfied at the time of travel and is recorded with ticket revenue in Passenger revenue.

Revenue is also recognized for tickets that are expected to expire unused, a concept referred to as “passenger ticket breakage.” Passenger ticket breakage is recorded at the intended travel date using estimates made at the time of sale based on the Company’s historical experience of expired tickets, and other facts such as program changes and modifications. Differences between advance passenger ticket breakage estimates and actual expirations are recognized as revenue when changes to estimate assumptions are observed or when tickets are no longer valid.

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

A portion of revenue from the Mileage Plan program is recorded in Passenger revenue. As members are awarded mileage credits on flown tickets, these credits become a distinct performance obligation to the Company. The Company allocates the transaction price to each performance obligation identified in a passenger ticket contract on a relative standalone selling price basis. The standalone selling price for loyalty mileage credits issued is discussed in the Loyalty Mileage Credits section of this Note below. The amount allocated to the mileage credits is deferred on the balance sheet. Once a member travels using a travel award redeemed with mileage credits on one of the Company's airline carriers, the revenue associated with those mileage credits is recorded as Passenger revenue.

Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within Passenger revenue in the consolidated statements of operations.

Passenger revenue recognized in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$4,533	$2,428	$6,824
Passenger ancillary revenue	327	245	567
Mileage Plan passenger revenue	639	346	704
Total Passenger revenue	$5,499	$3,019	$8,095

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent $167 million and $83 million on the consolidated balance sheets as of December 31, 2021 and 2020.

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

Mileage Plan Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan co-branded credit card and purchases from other participating partners. The program has a 24-month expiration period for unused mileage credits from the month of last account activity. In response to the COVID-19 pandemic, the Company suspended expiry of outstanding mileage credits through June 30, 2022. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on flights operated by Alaska and its regional partners or on one of its 23 partners, as well as redemption at partner hotels.

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

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the twelve months ended December 31, 2021 and 2020 was 17.4%. The Company reviews the breakage rate used on an annual basis.

Co-brand credit card agreements and other

In addition to mileage credits, the co-brand credit card agreements, referred to herein as the Agreements, also include performance obligations for waived bag fees, Companion Fare™ offers to purchase an additional ticket at a discount, marketing, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and frequent flyer member lists), which is the predominant element in the Agreement. The co-brand card bank partners are the customer for some elements, including the brand and marketing, while the Mileage Plan member is the customer for other elements such as mileage credits, bag waivers, and companion fares.

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

Consideration received from the banks is variable and is primarily from consumer spend on the card, among other items. The Company allocates consideration to each of the performance obligations, including mileage credits, waived bag fees, companion fares, and brand and marketing, using their relative standalone selling price. Because the performance obligation related to providing use of intellectual property including the brand is satisfied over time, it is recognized in Mileage Plan other revenue in the period that those elements are sold. The Company records passenger revenue related to the air transportation and certificates for discounted companion travel when the transportation is delivered.

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

Partner airline loyalty

Alaska has interline arrangements with certain airlines whereby its members may earn and redeem Mileage Plan credits on those airlines, and members of a partner airline’s loyalty program may earn and redeem frequent flyer program credits on flights operated by Alaska and its regional partners. When a Mileage Plan member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company which is deferred until credits are redeemed. When a Mileage Plan member redeems credits on a partner airline, the Company pays a contractually agreed upon fee to the other airline, which is netted against the revenue recognized associated with the award travel. When a member of a partner airline redeems frequent flyer credits on Alaska, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns frequent flyer program credits on an Alaska flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Passenger revenue	$639	$346	$704
Mileage Plan other revenue	461	374	465
Total Mileage Plan revenue	$1,100	$720	$1,169

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

Cargo and other revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Cargo revenue	$124	$112	$133
Other revenue	92	61	88
Total Cargo and other revenue	$216	$173	$221

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $703 million and $502 million from the 2020 and 2019 year-end air traffic liability balance during the twelve months ended December 31, 2021 and 2020.

Included within the air traffic liability on the consolidated balance sheets is an outstanding liability for travel credits that guests may utilize for future travel. A high volume of credits were issued in 2020 as a result of the COVID-19 pandemic, and issuance levels in 2021 normalized, though remain above pre-pandemic levels. In April 2021, as part of the Company's COVID-19 relief measures, travel credits that were set to expire at any point in 2021 were extended through December 31, 2021 for possible travel through November 30, 2022. Of these credits, those not redeemed for travel by December 31, 2021 expired and were recognized as revenue in 2021.

Mileage Plan liabilities

The total deferred revenue liability included on the consolidated balance sheets represents the remaining transaction price that has been allocated to Mileage Plan performance obligations not yet satisfied by the Company. In general, the current amounts will be recognized as revenue within 12 months and the long-term amounts will be recognized as revenue over a period of approximately three to four years. This period of time represents the average time that members have historically taken to earn and redeem miles.

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $62 million and $48 million of such receivables as of December 31, 2021 and December 31, 2020.

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

	Twelve Months Ended December 31,
	2021	2020
Total Deferred Revenue balance at January 1	$2,277	$1,990
Travel miles and companion certificate redemption - Passenger revenue	(639)	(346)
Miles redeemed on partner airlines - Other revenue	(43)	(23)
Increase in liability for mileage credits issued	763	656
Total Deferred Revenue balance at December 31	$2,358	$2,277

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems booking fees, are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $37 million and $24 million as of December 31, 2021 and December 31, 2020. The Company recorded related expense on the consolidated statements of operations of $90 million, $43 million and $208 million for the twelve months ended December 31, 2021, 2020 and 2019.

NOTE 4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil. As of December 31, 2021, the Company had outstanding fuel hedge contracts covering approximately 425 million gallons of crude oil that will be settled from January 2022 to June 2023.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long-term debt. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2021, the Company has 12 interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $469 million of debt. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. All significant terms of the swap agreements match the terms of the underlying hedged items and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2021	2020
Fuel hedge contracts (not designated as hedges)
Prepaid expenses and other current assets	$71	$11
Other assets	10	4
Interest rate swaps (designated as hedges)
Other accrued liabilities	(6)	(10)
Other liabilities	(3)	(15)
Gains (losses) in accumulated other comprehensive loss (AOCL)	17	(21)

The net cash received from settlements offset by cash paid for new fuel hedge positions was $38 million during 2021, compared to net cash paid of $14 million and $19 million during 2020 and 2019.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2021	2020	2019
Fuel hedge contracts (not designated as hedges)
Gains (losses) recognized in Aircraft fuel	$104	$(10)	$(10)
Interest rate swaps (designated as hedges)
Losses recognized in Aircraft rent	—	(3)	(3)
Gains (losses) recognized in other comprehensive income (OCI)	17	(21)	(13)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. Losses related to interest rate swaps on variable rate debt of $10 million were recognized in interest expense during 2021. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects to reclassify from OCI $6 million in interest expense within the next twelve months.

NOTE 5. FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments on a Recurring Basis

As of December 31, 2021, total cost basis for marketable securities was $2.6 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$331	$—	$331	$407	$—	$407
Equity mutual funds	6	—	6	7	—	7
Foreign government bonds	—	38	38	—	20	20
Asset-backed securities	—	311	311	—	224	224
Mortgage-backed securities	—	232	232	—	290	290
Corporate notes and bonds	—	1,663	1,663	—	978	978
Municipal securities	—	65	65	—	50	50
Total Marketable securities	337	2,309	2,646	414	1,562	1,976
Derivative instruments
Fuel hedge contracts - call options	—	81	81	—	15	15
Total Assets	$337	$2,390	$2,727	$414	$1,577	$1,991

Liabilities
Derivative instruments
Interest rate swap agreements	—	(9)	(9)	—	(25)	(25)
Total Liabilities	$—	$(9)	$(9)	$—	$(25)	$(25)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on the Company's evaluation of available evidence as of December 31, 2021.

Proceeds from sales of marketable securities were $3.6 billion, $2.3 billion and $1.7 billion in 2021, 2020, and 2019.

Maturities for marketable securities (in millions):

December 31, 2021	Cost Basis	Fair Value
Due in one year or less	$1,064	$1,065
Due after one year through five years	1,537	1,532
Due after five years	44	42
Total	$2,645	$2,639

As of December 31, 2021, $6 million of total marketable securities do not have a maturity date and are therefore excluded from the total fair value of maturities for marketable securities above.

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

Debt: To estimate the fair value of all fixed-rate debt as of December 31, 2021, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $763 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	December 31, 2021	December 31, 2020
Total fixed rate debt	$1,821	$1,662

Estimated fair value	$1,919	$1,778

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	2021	2020
Fixed-rate notes payable due through 2029	$163	$198
Fixed-rate PSP note payable due through 2031	600	290
Fixed-rate EETC payable due through 2025 & 2027	1,058	1,174
Variable-rate notes payable due through 2029	738	1,866
Less debt issuance costs and unamortized debt discount	(20)	(33)
Total debt	2,539	3,495
Less current portion	366	1,138
Long-term debt, less current portion	$2,173	$2,357

Weighted-average fixed-interest rate	3.7%	4.3%
Weighted-average variable-interest rate	1.3%	1.9%

Approximately $469 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2021, bringing the weighted-average interest rate for the full debt portfolio to 3.3%.

During 2021, the Company's total debt decreased $956 million, the result of payments of $1.3 billion, including $923 million in prepayments. Payments were offset by issuances of $363 million, including $311 million of unsecured loans from the PSP and $54 million in proceeds from issuance of debt.

CARES Act Loan

In 2020, the Company finalized an agreement with the Treasury to obtain up to $1.9 billion via a secured term loan facility. In 2020, the Company drew $135 million under the agreement, which was used for general corporate purposes and certain operating expenses in accordance with the terms and conditions of the loan agreement and the applicable provisions of the CARES Act. The full balance was repaid in the second quarter of 2021. In accordance with the related agreement, the facility terminated at the time of repayment.

Debt Maturity

At December 31, 2021, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
2022	$371
2023	334
2024	240
2025	261
2026	176
Thereafter	1,177
Total principal payments	$2,559

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of December 31, 2021. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2022 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at December 31, 2021.

NOTE 7. LEASES

The Company leases property and equipment through operating leases and categorizes these leases into five asset classes: aircraft, capacity purchase arrangements for aircraft operated by third-party carriers (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the consolidated balance sheet as of December 31, 2021 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Operating rent expense is recognized on a straight-line basis over the term of the lease.

The Company has elected the practical expedient under ASC 842 - Leases, allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2021, 2020, and 2019.

Operating lease assets balance by asset class was as follows (in millions):

	December 31, 2021	December 31, 2020
Aircraft	$782	$750
CPA Aircraft	600	579
Airport and terminal facilities	16	16
Corporate real estate and other	55	55
Total Operating lease assets	$1,453	$1,400

Aircraft

At December 31, 2021, Alaska had operating leases for ten Boeing 737-800, five Boeing 737-9, and 61 Airbus aircraft, and Horizon had operating leases for seven Bombardier Q400 aircraft. Remaining lease terms for these aircraft extend up to 12 years, some with options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft for the twelve months ended December 31, 2021, 2020, and 2019 was $5 million, $1 million, and $4 million.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2021, Alaska had CPAs with two carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has a CPA with SkyWest covering 32 E175 aircraft to fly certain routes in the Lower 48 and Canada. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard.

Remaining lease terms for CPA aircraft extend up to nine years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft which is capitalized. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the twelve months ended December 31, 2021, 2020, and 2019 was not material.

Airport and terminal facilities

The Company leases ticket counters, gates, cargo and baggage space, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense for the twelve months ended December 31, 2021, 2020, and 2019 was $377 million, $286 million, and $322 million.

Starting in 2018, the Company leased twelve airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. For these leases, the Company recorded $16 million, $14 million, and $13 million of lease income during the twelve months ended December 31, 2021, 2020, and 2019.

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, data centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators, ground equipment, and spare engines. Variable lease expense related to corporate real estate and other leases for the twelve months ended December 31, 2021, 2020, and 2019 was $17 million, $12 million, and $10 million.

Sale-leaseback transaction

In 2020, Alaska entered into a transaction to sell ten owned Airbus A320 aircraft and replace those aircraft with 13 new leased Boeing 737-9 aircraft. Also included in the transaction is the leaseback of all ten Airbus aircraft in the interim period between the sale of those aircraft and delivery of the first ten 737-9 aircraft. Of these deliveries, five were received in 2021, with the remaining eight scheduled in 2022.

Components of Lease Expense

The impact of leases, including variable lease cost, was as follows (in millions):

	Classification	2021	2020	2019
Expense
Aircraft	Aircraft rent	$174	$215	$246
CPA Aircraft	Aircraft rent	80	80	79
Airport and terminal facilities	Landing fees and other rentals	379	288	324
Corporate real estate and other	Landing fees and other rentals	21	19	19
Total lease expense		$654	$602	$668
Revenue
Lease income	Cargo and other revenues	(16)	(14)	(13)
Net lease impact		$638	$588	$655

Supplemental Cash Flow Information

During the year ended December 31, 2021, the Company paid $359 million for capitalized operating leases. The Company also acquired $273 million of operating lease assets in exchange for assumption of the same total of operating lease liabilities, inclusive of lease extensions.

Lease Term and Discount Rate

As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at December 31, 2021.

	Weighted Average IBR	Weighted Average Remaining Lease term
Aircraft	3.9%	7.2
CPA Aircraft	3.3%	8.6
Airports and terminal facilities	4.1%	8.6
Corporate real estate and other	4.1%	29.6

Maturities of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2021 (in millions):

	Aircraft(a)	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate and Other
2022	$221	$84	$3	$11
2023	158	84	2	9
2024	101	84	2	7
2025	95	84	2	4
2026	89	84	2	4
Thereafter	311	291	8	75
Total Lease Payments	$975	$711	$19	$110
Less: Imputed interest	(127)	(91)	(3)	(52)
Total	$848	$620	$16	$58
(a) - Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service as the Company remains obligated under existing terms.
(b) - Future minimum lease payments in the table above are inclusive of incentive credits related to leased Boeing 737-9 aircraft. As a result, the operating lease liabilities presented on the consolidated balance sheet exceed total future payments. This difference will exist until all leased 737-9 aircraft are delivered.

As of December 31, 2021, we have entered into but not yet commenced leases for Boeing 737-9 and E175 aircraft, as well as other non-aircraft equipment. The liabilities associated with these leases are expected to be approximately $730 million. These leases will commence in 2022 and 2023 with lease terms ranging from 2023 to 2035.

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2021	2020
Excess of tax over book depreciation	$1,145	$1,126
Intangibles - net	19	15
Operating lease assets	351	342
Other - net	76	106
Deferred tax liabilities	1,591	1,589
Mileage Plan	(416)	(385)
Inventory obsolescence	(17)	(17)
Employee benefits	(127)	(215)
Net operating losses	(25)	(27)
Operating lease liabilities	(374)	(381)
Leasehold maintenance	(40)	(73)
Other - net	(34)	(103)
Deferred tax assets	(1,033)	(1,201)
Valuation allowance	20	19
Net deferred tax liabilities	$578	$407

At December 31, 2021, the Company has paid gross taxes of $52 million and expect to pay $21 million more for the tax year 2021. The Company is also awaiting payment of a $285 million federal tax refund receivable as a result of carrying back losses from the 2020 tax year and other various amendments of prior year tax returns. The Company also has gross state NOLs of approximately $413 million that expire beginning in 2023 and continuing through 2041.

Virgin America experienced multiple “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the most recent being its acquisition by the Company. Section 382 of the Code imposes an annual limitation on the utilization of pre-ownership change NOLs. Any unused annual limitation may, subject to certain limits, be carried over to later years. During 2021, all remaining NOLs acquired through the acquisition of Virgin America were utilized to offset federal taxable income.

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the state NOL carryforward will not be realized and, therefore, has provided a valuation allowance of $20 million for that portion as of December 31, 2021. The Company has likewise concluded it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and thus no additional valuation allowance has been recorded. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense (Benefit)

The components of income tax expense (benefit) are as follows (in millions):

	2021	2020	2019
Current income tax expense (benefit):
Federal	$40	$(212)	$26
State	16	(11)	13
Total current income tax expense (benefit)	56	(223)	39

Deferred income tax expense (benefit):
Federal	80	(246)	175
State	15	(47)	33
Total deferred income tax expense (benefit)	95	(293)	208
Income tax expense (benefit)	$151	$(516)	$247

Income Tax Rate Reconciliation

Income tax expense (benefit) reconciles to the amount computed by applying the 2021 U.S. federal rate of 21% to income (loss) before income tax and for deferred taxes as follows (in millions):

	2021	2020	2019
Income (loss) before income tax	$629	$(1,840)	$1,016

Expected tax expense (benefit)	132	(386)	213
Nondeductible expenses	10	9	9
State income taxes	20	(62)	36
Tax law changes	(14)	(93)	(9)
Valuation allowance	1	18	—
Other - net	2	(2)	(2)
Actual tax expense (benefit)	$151	$(516)	$247

Effective tax rate	24.0%	28.0%	24.3%

The Company recorded a current tax benefit of $14 million in 2021 as a result of provisions outlined in the CARES Act. As a result of tax changes signed into law during 2017, with final regulations issued in 2019, the Company recorded a current tax benefit of $93 million in 2020.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2007 to 2020
Alaska	2015 to 2020
California	2007 to 2020
Oregon	2003 to 2020

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2021, 2020 and 2019 are as follows (in millions):

	2021	2020	2019
Balance at January 1,	$35	$40	$40
Additions related to prior years	3	1	—
Releases related to prior years	—	(1)	(1)
Additions related to current year activity	3	—	2
Releases due to settlements	—	(4)	—
Releases due to lapse of statute of limitations	—	(1)	(1)
Balance at December 31,	$41	$35	$40

As of December 31, 2021, the Company had $41 million of accrued tax contingencies, of which $34 million, if fully recognized, would increase the effective tax rate. As of December 31, 2021, 2020 and 2019, the Company has accrued interest and penalties, net of federal income tax benefit, of $8 million, $6 million, and $7 million. In 2021, the Company recognized an expense of $2 million, compared to a benefit of $1 million in 2020, and expense of $1 million in 2019, for interest and penalties, net of federal income tax benefit. At December 31, 2021, the Company has unrecognized tax benefits recorded as a liability. The Company increased its reserves for uncertain tax positions in 2021 by $6 million, primarily due to current year activity and amended returns. These uncertain tax positions could change as a result of the Company's ongoing audits, settlement of issues, new audits and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2021.

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

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other post-retirement plan as an asset or liability in the consolidated financial statements and requires recognition of the funded status in AOCL.

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

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2021	2020
Discount rates	2.82% to 2.90%	2.43% to 2.58%
Rate of compensation increases	2.02% to 2.38%	2.02% to 2.43%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2021	2020	2019
Discount rates	2.43% to 2.58%	3.33% to 3.47%	4.37% to 4.46%
Expected return on plan assets	3.00% to 5.50%	3.25% to 5.50%	4.25% to 5.50%
Rate of compensation increases	2.02% to 2.43%	2.11% to 5.44%	2.11% to 3.50%

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2021, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan(a)			All Other Plans
	Target	2021	2020	Target	2021	2020
Asset category:
Domestic equity securities	2%-12%	7%	7%	32%-42%	38%	44%
Non-U.S. equity securities	—%-8%	3%	3%	11%-21%	16%	18%
Fixed income securities	85%-95%	90%	90%	32%-52%	42%	33%
Real estate	—%	—%	—%	—%-5%	4%	5%
Plan assets		100%	100%		100%	100%
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

Plan assets by fund category (in millions):

	2021	2020	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$885	$914	1
Non-U.S. equity fund	370	384	1
Credit bond index fund	1,342	1,088	1
Plan assets in common commingled trusts	$2,597	$2,386
Real estate	92	96	(a)
Cash equivalents	6	6	1
Total plan assets	$2,695	$2,488
(a)In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2021	2020
Projected benefit obligation (PBO)
Beginning of year	$2,934	$2,602
Service cost	56	52
Interest cost	56	75
Actuarial (gain)/loss	(171)	339
Benefits paid	(117)	(134)
End of year	$2,758	$2,934

Plan assets at fair value
Beginning of year	$2,488	$2,239
Actual return on plan assets	224	383
Employer contributions	100	—
Benefits paid	(117)	(134)
End of year	$2,695	$2,488
Unfunded status	$(63)	$(446)

Percent funded	98%	85%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.7 billion and $2.8 billion at December 31, 2021 and 2020. During 2021 actuarial gains decreased the benefit obligation primarily due to the increase in discount rates.

The amounts recognized in the consolidated balance sheets (in millions):

	2021	2020
Accrued benefit liability-long term	$(155)	$(502)
Plan assets-long term (within Other noncurrent assets)	92	51
Total liability recognized	$(63)	$(451)

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2021	2020
Prior service credit	$(4)	$(5)
Net loss	316	626
Amount recognized in AOCL (pretax)	$312	$621

Defined benefit plans with projected benefit obligations and accumulated benefit obligations exceeding fair value of plan assets are as follows (in millions):

	2021	2020
Projected benefit obligation	$1,750	$2,207
Accumulated benefit obligation	1,685	2,057
Fair value of plan assets	1,595	1,710

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2021	2020	2019
Service cost	$52	$46	$42
Interest cost	56	75	89
Restructuring charges(a)	—	11	—
Expected return on assets	(122)	(110)	(95)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	37	35	37
Net pension expense	$22	$56	$72
(a)In conjunction with the workforce reductions stemming from the COVID-19 pandemic, the Company recorded additional expense for employees accepting incentive leaves of absence. Such expense is included in Special items - restructuring charges on the consolidated statement of operations for the year-ended December 31, 2020.

There are no current statutory funding requirements for the Company’s plans in 2022.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2022	$119
2023	128
2024	133
2025	149
2026	151
2027– 2031	830

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

Post-retirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $125 million and $138 million at December 31, 2021 and 2020. The net periodic benefit cost was not material in 2021 or 2020.

Defined-Contribution Plans

The seven defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $125 million, $126 million and $132 million in 2021, 2020, and 2019.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2021 and 2020.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2021 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $77 million and $61 million, which was recorded net of a prefunded trust account of $8 million and $7 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2021 and December 31, 2020.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation and Leadership Development Committee of the Board of Directors. The aggregate expense under these plans in 2021, 2020 and 2019 was $151 million, $130 million and $163 million. The incentive plans are summarized below.

•Performance-Based Pay (PBP) is a program that rewards the majority of Alaska and Horizon employees. The program is based on various metrics that adjust periodically, including those related to Air Group profitability, cash flow metrics, safety, and sustainability.

•The Operational Performance Rewards Program (OPR) entitles the majority of Alaska and Horizon employees to quarterly payouts of up to $450 per person if certain monthly operational and customer service objectives are met.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2021 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements(b)
2022	$1,339	$173
2023	1,686	178
2024	389	183
2025	79	188
2026	13	189
Thereafter	—	688
Total	$3,506	$1,599
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. As of December 31, 2021, Alaska had commitments to purchase 74 Boeing 737-9 aircraft with deliveries in 2022 through 2024. Horizon also has commitments to purchase seven E175 aircraft with deliveries in 2023 through 2025. Subsequent to December 31, 2021, Horizon added an additional five commitments with deliveries in 2022 and 2023. Alaska has options to purchase 52 737-9 aircraft and Horizon has options to purchase 15 E175 aircraft. Option payments are not reflected in the table above.

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

Los Angeles International Airport (LAX) Construction

In May 2019, we executed an amended lease agreement with Los Angeles World Airports, which includes an agreement to renovate and upgrade the fuel system, jet bridges and concourse facilities at Terminal 6 of LAX. Project terms and pre-construction readiness was approved and finalized in 2020. We expect construction will be completed by mid 2024. Under the terms of the agreement, we expect to have total reimbursable cash outlays for the project of approximately $230 million. To date, we have made total cash outlays of $71 million and have received reimbursement for $8.7 million of that total.

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

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award injunctive relief against Alaska Airlines. In February 2021, an appellate court reversed portions of the lower court decision and significantly reduced the judgment, again without awarding injunctive relief against Alaska. The determination of total judgment has not been completed as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $22 million, and holds an accrual for $22 million in Other accrued liabilities on the consolidated balance sheets.

The Company has asked the U.S. Supreme Court to review the case on the basis that the California laws on which the judgment is based are invalid as applied to airlines pursuant to the U.S. Constitution and provisions of federal law that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case. If appeal efforts are unsuccessful, compliance with the California laws may have an adverse impact on the Company's operations and financial position, and collective bargaining agreements.

The Company is involved in other litigation around the application of state and local employment laws, like many air carriers. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

NOTE 11. SHAREHOLDERS' EQUITY

Dividends

In March 2020, the Company suspended the payment of dividends indefinitely. The Company is barred by its CARES Act agreements from resuming any payment of dividends until October 1, 2022. Prior to the suspension, the Company paid dividends of $45 million and $173 million to shareholders of record during 2020 and 2019.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of December 31, 2021, the Company has repurchased 7.6 million shares for $544 million under this program. In March 2020, the Company suspended the share repurchase program indefinitely. The Company is barred by its CARES Act agreements from resuming share repurchases until October 1, 2022. Prior to the suspension, the Company repurchased $31 million, or 538,078 shares, in 2020 and $75 million, or 1,192,820 shares, in 2019.

At December 31, 2021, the Company held 9,349,944 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

CARES Act Warrant Issuance

As additional taxpayer protection required under the PSP programs, during 2021, the Company granted the Treasury a total of 539,508 warrants to purchase common stock. The warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term.
In addition, in conjunction with the October 2020 draw on the CARES Act Loan, the Company granted the Treasury 427,080 warrants to purchase Alaska Air Group (ALK) common stock. The value of the warrants was estimated using the Black-Scholes option pricing model, and the relative fair value of the warrants of $6 million was recorded in stockholders' equity.
Total warrants outstanding are as follows as of December 31, 2021:

	Number of shares of ALK common stock	Strike Price
PSP 1	928,127	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Outstanding December 31, 2021	1,882,518
Accumulated Other Comprehensive Loss (AOCL)

Components of accumulated other comprehensive loss, net of tax (in millions):

	2021	2020
Related to marketable securities	$(4)	$23
Related to employee benefit plans	(252)	(498)
Related to interest rate derivatives	(6)	(19)
	$(262)	$(494)

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The table below summarizes the components of total stock-based compensation (in millions):

	2021	2020	2019
Stock options	$5	$4	$3
Stock awards	20	14	21
Deferred stock awards	1	1	1
Employee stock purchase plan	18	15	11
Stock-based compensation	$44	$34	$36

Tax benefit related to stock-based compensation	$11	$8	$9

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (dollars in millions):

	Amount	Weighted-Average Period
Stock options	$4	0.8
Stock awards	20	1.3
Unrecognized stock-based compensation	$24	1.3

The Company is authorized to issue 20 million shares of common stock under these plans, of which 6,990,817 shares remain available for future grants of either options or stock awards as of December 31, 2021.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2021	2020	2019
Expected volatility	43%	34%	30%
Expected term	6 years	6 years	6 years
Risk-free interest rate	0.68%	1.03%	2.41%
Expected dividend yield	—%	1.73%	2.09%
Weighted-average grant date fair value per share	$23.66	$14.11	$16.84
Estimated fair value of options granted (millions)	$4	$6	$4

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2020	1,110,870	$60.54	6.8	$4
Granted	164,010	58.59
Exercised	(87,778)	34.33
Canceled	(6,860)	79.69
Forfeited or expired	(1,015)	55.74
Outstanding, December 31, 2021	1,179,227	$62.11	6.7	$3

Exercisable, December 31, 2021	556,790	$65.51	5.4	$1
Vested or expected to vest, December 31, 2021	1,178,425	$62.11	6.7	$3

(in millions)	2021	2020	2019
Intrinsic value of option exercises	$3	$2	$1
Fair value of options vested	4	3	3

Cash received from stock option exercises were not material for the year ended December 31, 2021.

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2020	967,044	$51.85	1.7	$50
Granted	387,541	65.42
Vested	(547,725)	55.77
Forfeited	(260,380)	53.76
Non-vested, December 31, 2021	546,480	$52.81	1.3	$36

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 1,254,393, 1,524,194 and 784,786 shares in 2021, 2020 and 2019 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest, under which Alaska receives all passenger revenues.

Under GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:
•Mainline - includes scheduled air transportation on Alaska's Boeing or Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, Costa Rica and Belize.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. and Canada under a CPA. This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Year Ended December 31, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	4,411	1,088	—	—	5,499	—	5,499
CPA revenues	—	—	406	(406)	—	—	—
Mileage Plan other revenue	402	59	—	—	461	—	461
Cargo and other	212	—	—	4	216	—	216
Total Operating Revenues	5,025	1,147	406	(402)	6,176	—	6,176
Operating Expenses
Operating expenses, excluding fuel	4,101	1,096	373	(433)	5,137	(925)	4,212
Fuel expense	1,065	261	—	—	1,326	(47)	1,279
Total Operating Expenses	5,166	1,357	373	(433)	6,463	(972)	5,491
Non-operating Income (Expense)	(38)	—	(21)	3	(56)	—	(56)
Income (Loss) Before Income Tax	$(179)	$(210)	$12	$34	$(343)	$972	$629

	Year Ended December 31, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	2,350	669	—	—	3,019	—	3,019
CPA revenues	—	—	386	(386)	—	—	—
Mileage Plan other revenue	309	65	—	—	374	—	374
Cargo and other	170	—	—	3	173	—	173
Total Operating Revenues	2,829	734	386	(383)	3,566	—	3,566
Operating Expenses
Operating expenses, excluding fuel	3,630	993	323	(399)	4,547	71	4,618
Fuel expense	569	162	—	—	731	(8)	723
Total Operating Expenses	4,199	1,155	323	(399)	5,278	63	5,341
Non-operating Income (Expense)	(19)	—	(22)	2	(39)	(26)	(65)
Income (Loss) Before Income Tax	$(1,389)	$(421)	$41	$18	$(1,751)	$(89)	$(1,840)

	Year Ended December 31, 2019
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	6,750	1,345	—	—	8,095	—	8,095
CPA revenues	—	—	450	(450)	—	—	—
Mileage Plan other revenue	419	46	—	—	465	—	465
Cargo and other	212	3	1	5	221	—	221
Total Operating Revenues	7,381	1,394	451	(445)	8,781	—	8,781
Operating Expenses
Operating expenses, excluding fuel	4,778	1,097	385	(464)	5,796	44	5,840
Fuel expense	1,589	295	—	—	1,884	(6)	1,878
Total Operating Expenses	6,367	1,392	385	(464)	7,680	38	7,718
Non-operating Income (Expense)	(21)	—	(28)	2	(47)	—	(47)
Income (Loss) Before Income Tax	$993	$2	$38	$21	$1,054	$(38)	$1,016
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.

(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.
(c)Includes Payroll Support Program wage offsets, special items, and mark-to-market fuel-hedge accounting adjustments.

	2021	2020	2019
Depreciation and amortization:
Mainline	$323	$346	$337
Horizon	71	74	86
Consolidated	$394	$420	$423

Capital expenditures:
Mainline	$236	$210	$605
Horizon	56	12	91
Consolidated	$292	$222	$696

Total assets at end of period:
Mainline	$19,258	$19,754
Horizon	1,212	1,170
Consolidating & Other	(6,519)	(6,878)
Consolidated	$13,951	$14,046

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal controls over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Alaska Air Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Seattle, Washington
February 11, 2022

/s/ KPMG LLP

ITEM 9B. OTHER INFORMATION

Explanatory Note

On November 9, 2020, Alaska Air Group, Inc. (the Company) filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing, as part of a long-planned leadership succession process, the transition of Bradley Tilden from the role of Chairman and Chief Executive Officer (CEO) of the Company to non-executive Chairman of the Company's Board of Directors and the appointment of Benito Minicucci to the role of CEO effective March 31, 2021.

On February 26, 2021, the Company filed a Current Report on Form 10-K clarifying that Mr. Tilden would continue to serve as executive Chairman of the Board following his retirement as CEO on March 31, 2021.

Executive and Board Transitions

On February 8, 2022, Mr. Tilden informed the Board of his intention to retire from the role of executive Chairman and to step down as a Director of the Company and its airline subsidiaries at the conclusion of the annual meeting of stockholders on May 5, 2022.

Upon the recommendation of the Board’s Governance, Nominating and Corporate Responsibility Committee (Committee), the Board elected Patricia Bedient to assume the role of non-executive Board Chair upon Mr. Tilden’s retirement. Ms. Bedient has served on the Board since 2004, as Lead Independent Director since May 2016, and as the Chair of the Committee since May 2020.

The Board also elected Kathleen Hogan to succeed Ms. Bedient as Chair of the Committee, effective May 6, 2022. Ms. Hogan, chief people officer and executive vice president of human resources for Microsoft Corporation, has served on the Board since 2019 and also sits on the Compensation and Leadership Development committee.

Board Size

In connection with Mr. Tilden’s retirement announcement and effective at the close of the 2022 annual meeting of stockholders, the number of seats on the Company’s and its airline subsidiaries’ boards of directors was decreased by actions of each board from 14 to 13.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 (hereinafter referred to as our “2022 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference from our 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BENITO MINICUCCI	Date:	February 11, 2022
Benito Minicucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 11, 2022 on behalf of the registrant and in the capacities indicated.

/s/ BENITO MINICUCCI	President and CEO Alaska Air Group, Inc. and Alaska Airlines, Inc.
Benito Minicucci

/s/ SHANE R. TACKETT	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Shane R. Tackett

/s/ CHRISTOPHER M. BERRY	Vice President Finance and Controller (Principal Accounting Officer)
Christopher M. Berry

/s/ BRADLEY D. TILDEN	Chairman, Alaska Air Group, Inc; Chairman, Alaska Airlines; Chairman, Horizon Air Industries, Inc
Bradley D. Tilden

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DANIEL K. ELWELL	Director
Daniel K. Elwell

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ JESSE J. KNIGHT, JR.	Director
Jesse J. Knight, Jr.

/s/ SUSAN J. LI	Director
Susan J. Li

/s/ ADRIENNE R. LOFTON	Director
Adrienne R. Lofton

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
4.1*	Closing Date Warrant to Purchase Common Stock, dated January 15, 2021	10-K	February 26, 2021	4.1
4.2*	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.2
4.3*	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.3
4.4*	Amended and Restated Promissory Note, dated February 5, 2021 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-K	February 26, 2021	4.4
4.5	Closing Date Warrant to Purchase Common Stock, dated April 8, 2021	10-Q	August 3, 2021	4.1
4.6	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.2
4.7	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.3
4.8	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.4
4.9	Closing Date Warrant to Purchase Common Stock, dated June 3, 2021	10-Q	August 3, 2021	4.5
4.10	Promissory note, dated April 29, 2021, by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-Q	August 3, 2021	4.6
10.1	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended August 3, 2021	10-Q	November 4, 2021	10.1
10.2#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-K	February 26, 2021	10.1
10.3#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.4#†	Supplemental Agreement No. 1 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K
10.5#†	Supplemental Agreement No. 2 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.6#†	Supplemental Agreement No. 3 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.7#†	Supplemental Agreement No. 4 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.8#†	Supplemental Agreement No. 5 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.9#†	Supplemental Agreement No. 6 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.10#†	Supplemental Agreement No. 7 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.11#†	Supplemental Agreement No. 8 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.12#	Supplemental Agreement No. 9 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 4, 2018	10.3
10.13#†	Supplemental Agreement No. 10 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.14#†	Supplemental Agreement No. 11 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.15#†	Supplemental Agreement No. 12 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.16#†	Supplemental Agreement No. 13 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.17#†	Supplemental Agreement No. 14 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.18#	Supplemental Agreement No. 15 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 6, 2021	10.1

10.19#	Supplemental Agreement No. 16 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.3
10.20#	Supplemental Agreement No. 17 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.4
10.21#	Supplemental Agreement No. 18 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	November 4, 2021	10.3
10.22#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.23#†	Amendment No. 1 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.24#†	Amendment No. 2 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.25#†	Amendment No. 3 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.26#†	Amendment No. 4 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.27#†	Amendment No. 5 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.28#†	Amendment No. 6 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.29#†	Amendment No. 7 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.30#†	Amendment No. 8 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.31#†	Amendment No. 9 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.32#†	Amendment No. 10 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.33#†	Amendment No. 11 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.34#†	Amendment No. 12 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.35#†	Amendment No. 13 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.36#†	Amendment No. 14 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.37#	Amendment No. 15 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 3, 2021	10.5
10.38#	Amendment No. 16 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 4, 2021	10.2
10.39#†	Amendment No. 17 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.40#†	Amendment No. 18 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.41*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.42*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.43*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.44*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.45*†	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing September 1, 2019	10-K
10.46*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.47*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.48*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.49*†	Alaska Air Group Performance Based Pay Plan, Amended and Restated November 4, 2021	10-K
10.50*	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-K	February 12, 2020	10.24

10.51*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 6, 2021	10-Q	August 3, 2021	10.7
10.52*	Payroll Support Program Extension Agreement, dated January 15, 2021, between Alaska Airlines, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.19
10.53*	Payroll Support Program 3 Agreement, dated April 29, 2021, between Alaska Airlines, Inc., and the United States Department of the Treasury	10-Q	August 3, 2021	10.1
10.54*	Warrant Agreement, dated April 29, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q	August 3, 2021	10.2
10.55*	Joinder Agreement to the Payroll Support Program Extension Agreement, dated January 15, 2021, between Horizon Air Industries, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.20
10.56*	Amended and Restated Warrant Agreement, dated February 5, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.21
10.57*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-K
10.58*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-K
10.59*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-K
10.60*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-K
21†	Subsidiaries of Registrant	10-K
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	10-K
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.	10-K
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.