Form 10-Q
period 2022-03-31
ALASKA AIR GROUP, INC.
filed 2022-05-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant has 126,091,824 common shares, par value $0.01, outstanding at April 30, 2022.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2021. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$628	$470
Marketable securities	2,262	2,646
Total cash and marketable securities	2,890	3,116
Receivables - net	658	546
Inventories and supplies - net	78	62
Prepaid expenses and other current assets	348	196
Total Current Assets	3,974	3,920

Property and Equipment
Aircraft and other flight equipment	8,244	8,127
Other property and equipment	1,529	1,489
Deposits for future flight equipment	283	384
	10,056	10,000
Less accumulated depreciation and amortization	3,814	3,862
Total Property and Equipment - Net	6,242	6,138

Other Assets
Operating lease assets	1,541	1,453
Goodwill and intangible assets	2,042	2,044
Other noncurrent assets	411	396
Total Other Assets	3,994	3,893

Total Assets	$14,210	$13,951

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$299	$200
Accrued wages, vacation and payroll taxes	367	457
Air traffic liability	1,643	1,163
Other accrued liabilities	659	625
Deferred revenue	1,038	912
Current portion of operating lease liabilities	272	268
Current portion of long-term debt	292	366
Total Current Liabilities	4,570	3,991

Long-Term Debt, Net of Current Portion	2,078	2,173

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,357	1,279
Deferred income taxes	509	578
Deferred revenue	1,394	1,446
Obligation for pension and post-retirement medical benefits	302	305
Other liabilities	363	378
Total Noncurrent Liabilities	3,925	3,986

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2022 - 135,437,808 shares; 2021 - 135,255,808 shares, Outstanding: 2022 - 126,087,864 shares; 2021 - 125,905,864 shares	1	1
Capital in excess of par value	503	494
Treasury stock (common), at cost: 2022 - 9,349,944 shares; 2021 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(292)	(262)
Retained earnings	4,099	4,242
	3,637	3,801
Total Liabilities and Shareholders' Equity	$14,210	$13,951

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Operating Revenues
Passenger revenue	$1,511	$659
Mileage Plan other revenue	112	94
Cargo and other	58	44
Total Operating Revenues	1,681	797
Operating Expenses
Wages and benefits	606	493
Variable incentive pay	36	33
Payroll Support Program grant wage offset	—	(411)
Aircraft fuel, including hedging gains and losses	347	203
Aircraft maintenance	135	81
Aircraft rent	73	62
Landing fees and other rentals	138	129
Contracted services	78	51
Selling expenses	58	33
Depreciation and amortization	102	97
Food and beverage service	41	23
Third-party regional carrier expense	42	30
Other	152	105
Special items - fleet transition and related charges	75	18
Special items - restructuring charges	—	11
Total Operating Expenses	1,883	958
Operating Loss	(202)	(161)

Non-operating Income (Expense)
Interest income	7	7
Interest expense	(27)	(32)
Interest capitalized	2	3
Other - net	14	10
Total Non-operating Expense	(4)	(12)
Loss Before Income Tax	(206)	(173)
Income tax benefit	(63)	(42)
Net Loss	$(143)	$(131)

Basic Loss Per Share:	$(1.14)	$(1.05)
Diluted Loss Per Share:	$(1.14)	$(1.05)
Shares used for computation:
Basic	125.984	124.299
Diluted	125.984	124.299

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net Loss	$(143)	$(131)
Other comprehensive income (loss), net of tax
Marketable securities	(40)	(12)
Employee benefit plans	1	6
Interest rate derivative instruments	9	6
Total comprehensive loss, net	$(173)	$(131)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
Net loss	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	13	—	—	—	13
Stock issued under stock plans	0.182	—	(4)	—	—	—	(4)
Balances at March 31, 2022	126.088	$1	$503	$(674)	$(292)	$4,099	$3,637

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
Net loss	—	—	—	—	—	(131)	(131)
Other comprehensive loss	—	—	—	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	12
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued under stock plans	0.225	—	(2)	—	—	—	(2)
Balance at March 31, 2021	124.442	$1	$409	$(674)	$(494)	$3,633	$2,875

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net Loss	$(143)	$(131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102	97
Stock-based compensation and other	5	12
Special items - fleet transition and related charges	75	18
Special items - restructuring charges	—	11
Changes in certain assets and liabilities:
Changes in deferred tax provision	(58)	(39)
Increase in accounts receivable	(112)	(37)
Increase in air traffic liability	480	224
Increase in deferred revenue	74	48
Other - net	(136)	(36)
Net cash provided by operating activities	287	167
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(207)	(3)
Other flight equipment	(24)	(11)
Other property and equipment	(57)	(13)
Total property and equipment additions, including capitalized interest	(288)	(27)
Purchases of marketable securities	(552)	(1,243)
Sales and maturities of marketable securities	880	732
Other investing activities	(1)	(5)
Net cash provided by (used in) investing activities	39	(543)
Cash flows from financing activities:
Proceeds from issuance of debt	—	189
Long-term debt payments	(170)	(115)
Other financing activities	2	8
Net cash provided by (used in) financing activities	(168)	82
Net increase (decrease) in cash, cash equivalents, and restricted cash	158	(294)
Cash, cash equivalents, and restricted cash at beginning of period	494	1,386
Cash, cash equivalents, and restricted cash at end of the period	$652	$1,092

	Three Months Ended March 31,
(in millions)	2022	2021
Cash paid during the period for:
Interest (net of amount capitalized)	$35	$50
Income taxes	—	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	158	75

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	628	1,076
Restricted cash included in Prepaid expenses and other current assets	24	16
Total cash, cash equivalents, and restricted cash at end of the period	$652	$1,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three months ended March 31, 2022 are not necessarily indicative of operating results for the entire year.

NOTE 2. FLEET TRANSITION

In the first quarter of 2022, the Company announced plans to accelerate the transition of mainline operations to an all-Boeing 737 fleet. It also announced new plans to transition its regional operations to an all-Embraer fleet, retiring the Q400 fleet. Under these plans, Alaska will accelerate the retirement of its 30 operating Airbus A320 aircraft, with all expected to exit the fleet by early 2023. Alaska also operates ten A321neo aircraft, and is evaluating options to remove them from its fleet by the end of 2023, subject to agreement with counterparties. Also by the end of 2023, Horizon will exit its Q400 fleet, which includes 25 owned and 7 leased aircraft in operation at March 31, 2022.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the total carrying amount of an asset or asset group may not be recoverable. The decisions made by the Company to accelerate the retirement of the A320 and Q400 aircraft represented a significant adverse change in the extent in which those long-lived asset group would be used and an expectation that each asset group would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives. Indicators of impairment were not present for the A321neo aircraft as the majority of these aircraft have contractual lease return dates through 2029 to 2031, and are high-demand assets given their relative age and desirable technology.

For the purposes of recoverability testing, assets are grouped at the individual fleet level, which is the lowest level for which identifiable cash flows are available. The Company performed recoverability tests for the A320 and Q400 fleets, comparing the sum of estimated undiscounted future cash flows expected to be directly generated by each asset group to the asset group's carrying value. Future cash flows were estimated utilizing a combination of historical data, forecasted results, and anticipated use of the aircraft as of March 31, 2022. The analysis indicated the A320 fleet was recoverable and no impairment measurement was required. However, the Company will adjust the useful lives of the A320 aircraft and related assets to correspond with the anticipated cease-use date. The analysis indicated the Q400 fleet was not recoverable, and impairment measurement was required.

The Company evaluated the fair market value for the Q400 fleet using available market price information with adjustments based on quantitative and qualitative considerations. Based on this fair market value, the Company recorded an impairment charge of $70 million, reflecting the amount by which carrying value exceeded fair value of the owned Q400 aircraft. This amount is included within the "Special items - fleet transition and related charges" line within the consolidated statement of operations. In conjunction with the impairment, the Company adjusted the useful lives of Q400 aircraft and related assets to correspond with the anticipated cease-use date.

The Company will continue to evaluate the need for further impairment or adjustments for owned and leased long-lived assets as fleet decisions evolve.

Other Special Items

In addition to the impairment described above, the Company recorded $5 million incremental expense to "Special items - fleet transition and related charges" within the condensed consolidated statement of operations. This includes adjustments related to the outstanding accrual for costs to return leased aircraft and a write-down of right of use assets for two A320 aircraft for which return to service work was initiated but was subsequently ceased.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues such as bag fees, on-board food and beverage, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from the co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

In the first quarter of 2022, the Company amended its Mileage Plan co-branded credit card agreement with Bank of America. The amendment extended the term of the agreement into 2030 and resulted in modifications to the separately identifiable performance obligations.

The Company disaggregates revenue by segment in Note 9. The level of detail within the Company’s condensed consolidated statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2022	2021
Passenger ticket revenue, including ticket breakage, net of taxes and fees	$1,232	$525
Passenger ancillary revenue	91	50
Mileage Plan passenger revenue	188	84
Total Passenger revenue	$1,511	$659

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2022	2021
Passenger revenue	$188	$84
Mileage Plan other revenue	112	94
Total Mileage Plan revenue	$300	$178

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2022	2021
Cargo revenue	$29	$27
Other revenue	29	17
Total Cargo and other revenue	$58	$44

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $390 million and $136 million from the prior year-end air traffic liability balance for the three months ended March 31, 2022 and 2021.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $108 million of such receivables as of March 31, 2022 and $64 million as of December 31, 2021. As demand for air travel remains unpredictable, the timing of recognition of mileage credits may differ from current assumptions.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2022	2021
Total Deferred revenue balance at January 1	$2,358	$2,277
Travel miles and companion certificate redemption - Passenger revenue	(176)	(84)
Miles redeemed on partner airlines - Other revenue	(9)	(4)
Increase in liability for mileage credits issued	259	136
Total Deferred revenue balance at March 31	$2,432	$2,325
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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2022, total cost basis for all marketable securities was $2.3 billion. In the three months ended March 31, 2022, fair value of marketable securities declined by $57 million primarily due to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of March 31, 2022.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$416	$—	$416	$331	$—	$331
Equity mutual funds	6	—	6	6	—	6
Foreign government bonds	—	29	29	—	38	38
Asset-backed securities	—	244	244	—	311	311
Mortgage-backed securities	—	190	190	—	232	232
Corporate notes and bonds	—	1,314	1,314	—	1,663	1,663
Municipal securities	—	63	63	—	65	65
Total Marketable securities	422	1,840	2,262	337	2,309	2,646
Derivative instruments
Fuel hedge - call options	—	203	203	—	81	81
Interest rate swap agreements	—	6	6	—	—	—
Total Assets	$422	$2,049	$2,471	$337	$2,390	$2,727

Liabilities
Derivative instruments
Interest rate swap agreements	—	(2)	(2)	—	(9)	(9)
Total Liabilities	$—	$(2)	$(2)	$—	$(9)	$(9)

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

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

March 31, 2022	Cost Basis	Fair Value
Due in one year or less	$628	$626
Due after one year through five years	1,651	1,597
Due after five years	34	33
Total	$2,313	$2,256

As of March 31, 2022, $6 million of total marketable securities do not have a maturity date and are therefore excluded from the total fair value of maturities for marketable securities above.

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

Debt: To estimate the fair value of all fixed-rate debt as of March 31, 2022, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $750 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	March 31, 2022	December 31, 2021
Total fixed-rate debt	$1,752	$1,821

Estimated fair value	$1,770	$1,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded during the three months ended March 31, 2022.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	March 31, 2022	December 31, 2021
Fixed-rate notes payable due through 2029	$150	$163
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	1,002	1,058
Variable-rate notes payable due through 2029	636	738
Less debt issuance costs	(18)	(20)
Total debt	2,370	2,539
Less current portion	292	366
Long-term debt, less current portion	$2,078	$2,173

Weighted-average fixed-interest rate	3.6%	3.7%
Weighted-average variable-interest rate	1.7%	1.3%

Approximately $396 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2022, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.3%.

During the three months ended March 31, 2022, the Company made scheduled debt payments of $170 million.

Debt Maturity

At March 31, 2022, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2022	$201
2023	334
2024	240
2025	261
2026	176
Thereafter	1,176
Total	$2,388

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of March 31, 2022. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2022 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at March 31, 2022.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2022	2021
Service cost	$11	$13
Pension expense included in Wages and benefits	11	13

Interest cost	16	14
Expected return on assets	(32)	(31)
Recognized actuarial loss	2	9
Pension expense included in Nonoperating Income (Expense)	$(14)	$(8)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of March 31, 2022 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)
Remainder of 2022	$1,159	$133
2023	1,781	182
2024	414	188
2025	111	194
2026	47	195
Thereafter	275	740
Total	$3,787	$1,632
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management. Contractual commitments do not reflect the impact of the impending fleet transition. Option deliveries are excluded from minimum commitments until exercise.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. In March 2022, Alaska amended its aircraft purchase agreement with Boeing, adding the 737-8 and 737-10 models to its existing order book of 737-9 aircraft. The amended agreement also includes options to purchase additional aircraft with deliveries between 2024 and 2026. Details are outlined in the table below. Horizon also has commitments to purchase 12 Embraer E175 aircraft with deliveries between 2022 and 2025. Future minimum contractual payments for these aircraft reflect the expected delivery timing, but are also subject to change.

	Firm Orders	Options	Total
Aircraft Type	2022-2025	2024-2026	2022 - 2026
Boeing 737-8	10	—	10
Boeing 737-9	51	11	62
Boeing 737-10	6	41	47
Embraer E175	12	—	12
Total	79	52	131

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

Alaska is seeking a conclusive U.S. Supreme Court ruling that the California laws on which the judgment is based are invalid as applied to airlines pursuant to the U.S. Constitution and provisions of federal law that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case. If appeal efforts are unsuccessful, compliance with California and other states' laws may have an adverse impact on the Company's operations and financial position.

Like other U.S. airlines, Alaska and Horizon are involved in other litigation around the application of state and local employment laws. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The Company repurchased 7.6 million shares for $544 million under this program. In March 2020, subject to restrictions under the Coronavirus Aid, Relief, and Economic Securities (CARES) Act, the Company suspended the share repurchase program indefinitely.
CARES Act Warrant Issuances
As additional taxpayer protection required under the Payroll Support Program (PSP) under the CARES Act, the Company granted the Treasury a total of 1,455,438 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term.
The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.
Total warrants outstanding are as follows as of March 31, 2022:

	Number of shares of ALK common stock	Strike Price
PSP 1	928,127	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Outstanding March 31, 2022	1,882,518

Accumulated other comprehensive loss
Components of accumulated other comprehensive loss, net of tax (in millions):

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at December 31, 2021, net of tax effect of $83	$(4)	$(252)	$(6)	$(262)
Reclassifications into earnings, net of tax impact of $0	2	1	—	3
Change in value, net of tax impact of $10	(42)	—	9	(33)
Balance at March 31, 2022, net of tax effect of $93	$(44)	$(251)	$3	$(292)

Balance at December 31, 2020, net of tax effect of $160	$23	$(498)	$(19)	$(494)
Reclassifications into earnings, net of tax impact of $2	(4)	6	—	(2)
Change in value, net of tax impact of $(2)	(8)	—	6	2
Balance at March 31, 2021, net of tax effect of $160	$11	$(492)	$(13)	$(494)

Earnings (Loss) Per Share (EPS)

EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, restricted stock units, and warrants, using the treasury-stock method. Loss per share is calculated by dividing net loss by the average number of basic shares outstanding. For the three months ended March 31, 2022 and March 31, 2021, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Under U.S. GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:
•Mainline - includes scheduled air transportation on Alaska's Boeing or Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, Costa Rica, and Belize.
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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,243	$268	$—	$—	$1,511	$—	$1,511
CPA revenues	—	—	94	(94)	—	—	—
Mileage Plan other revenue	100	12	—	—	112	—	112
Cargo and other	57	—	—	1	58	—	58
Total Operating Revenues	1,400	280	94	(93)	1,681	—	1,681
Operating Expenses
Operating expenses, excluding fuel	1,194	262	99	(94)	1,461	75	1,536
Fuel expense	381	73	—	—	454	(107)	347
Total Operating Expenses	1,575	335	99	(94)	1,915	(32)	1,883
Non-operating Income (Expense)	1	—	(5)	—	(4)	—	(4)
Income (Loss) Before Income Tax	$(174)	$(55)	$(10)	$1	$(238)	$32	$(206)

	Three Months Ended March 31, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$506	$153	$—	$—	$659	$—	$659
CPA revenues	—	—	104	(104)	—	—	—
Mileage Plan other revenue	80	14	—	—	94	—	94
Cargo and other	44	—	—	—	44	—	44
Total Operating Revenues	630	167	104	(104)	797	—	797
Operating Expenses
Operating expenses, excluding fuel	893	265	88	(109)	1,137	(382)	755
Fuel expense	174	52	—	(1)	225	(22)	203
Total Operating Expenses	1,067	317	88	(110)	1,362	(404)	958
Non-operating Income (Expense)	(7)	—	(5)	—	(12)	—	(12)
Income (Loss) Before Income Tax	$(444)	$(150)	$11	$6	$(577)	$404	$(173)
(a) Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b) The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c) Includes Payroll Support Program wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	March 31, 2022	December 31, 2021
Mainline	$19,684	$19,258
Horizon	1,125	1,212
Consolidating & Other	(6,599)	(6,519)
Consolidated	$14,210	$13,951

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. This overview summarizes the MD&A, which includes the following sections:

•First Quarter Review—highlights from the first quarter of 2022 outlining some of the major events that occurred during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2022. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2022.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Business Recovery and First Quarter Results

We recorded a consolidated pretax loss for the first quarter of 2022 of $206 million, compared to a pretax loss of $173 million in the first quarter of 2021. On an adjusted basis, we reported a net loss for the quarter of $167 million, compared to an adjusted net loss of $436 million in the same period of 2021. We faced headwinds in January and February, with weaker demand and staffing challenges as a result of an outbreak of the omicron variant of COVID-19. As cases subsided and business and leisure demand rebounded, monthly operating revenues surpassed 2019 levels in the month of March, a first since the pandemic began.

As we ramp our operation back to flying 2019 capacity levels, we have seen increases to our non-fuel operating expenses. Non-fuel operating expense, excluding special items, rose 28% over the prior year period, primarily driven by increased departure-related costs on 33% more capacity flown. Increased capacity, coupled with a 24% increase in fuel cost per gallon, drove additional fuel expense of $144 million as compared to 2021. We also incurred special charges of $75 million in the first quarter of 2022 related to our fleet transition, compared to a special benefit of $382 million recorded in 2021 primarily from Payroll Support Program grant wage offsets.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses as compared to 2021, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

Environmental, Social and Governance Updates

Delivering on our diversity, equity and inclusion goals is critical to our long-term success. In the first quarter of 2022, we launched the Ascend Pilot Academy, in partnership with the Hillsboro Aero Academy, which will provide aspiring pilots a simpler and more financially accessible path to become a pilot at Horizon. This academy will help make careers in aviation possible for a broader and more diverse population of future pilots.

As a reflection of the importance of the commitments made, we have tied a portion of long-term executive compensation to achievement of diversity goals. Additionally, we have incorporated a carbon emissions target into our company-wide Performance-Based Pay Plan, which is currently tracking to target achievement.

Labor Update

In April 2022, Alaska's dispatchers represented by the Transport Workers Union ratified an agreement that includes increased pay with added steps to ensure wage rates remain competitive, enhanced benefits, and streamlined training.

Outlook and Strategic Updates

As we look to the second quarter and remainder of the year, we have turned focus to our strategy for long-term sustainable growth. In the first quarter, we announced plans to accelerate our transition to a single fleet at Alaska, and revealed new plans to transition our regional operations to a single fleet by retiring our Q400 fleet by the end of 2023. Moving to single fleet at Alaska and Horizon strengthens our low cost, high productivity competitive advantage, and contributes to greater operational excellence. As part of the transition, we are also strategically upgauging our fleet as we backfill retired aircraft, supporting efficient growth and bringing with it more premium revenue opportunity.

In the first quarter, we announced a renewed co-brand credit card agreement with Bank of America extending to 2030. Throughout the pandemic, our loyalty program provided meaningful cash flow to our business, and has continued to grow in line with returning demand. The new agreement is expected to generate incremental cash flows from improved economics, while providing our guests with expanded benefits.

To support our growth plans, we are focused on staffing our airlines and delivering the operational excellence for which we are known. We faced challenges in the first quarter as the omicron variant caused disruptions in our pilot training throughput, which led to a shortage of pilots as we entered the second quarter. In response, management has moderated second quarter capacity plans to maintain operational integrity, and now plans to fly capacity that is 6% to 9% below 2019 levels. Despite the drawdown in capacity, relative strength in the demand environment is expected to lift second quarter revenues to 5% to 8% above 2019 levels.

The guidance we have provided and our outlook more broadly are sensitive to health trends, as well as regulations and restrictions imposed by state, local and federal authorities. Our plans will be responsive to emerging information and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. As we leverage our network, Mileage Plan program, and fleet for growth, our people continue to focus on keeping costs low, running a strong operation, and building brand love as we go. These are competitive advantages we have cultivated over many years that will continue to serve us well in 2022 and beyond.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of aircraft fuel, Payroll Support Program grant wage offsets and other special items is useful information to investors because:

•By excluding fuel expense and certain other items (including the Payroll Support Program grant wage offset and other special items) from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction initiatives emerging from the COVID-19 pandemic. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain other items, such as the Payroll Support Program grant wage offset and other special items, is one of the most important measures used by management and by our Board of Directors in assessing quarterly and annual cost performance.

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

	Three Months Ended March 31,
	2022	2021	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	8,694	4,666	86.3%
RPMs (000,000) "traffic"	10,586	5,393	96.3%
ASMs (000,000) "capacity"	13,783	10,397	32.6%
Load factor	76.8%	51.9%	24.9 pts
Yield	14.27¢	12.22¢	16.8%
RASM	12.20¢	7.67¢	59.1%
CASM excluding fuel and special items(b)	10.61¢	10.93¢	(2.9)%
Economic fuel cost per gallon(b)	$2.62	$1.79	46.4%
Fuel gallons (000,000)	173	126	37.3%
ASMs per fuel gallon	79.9	82.4	(3.0)%
Average full-time equivalent employees (FTEs)	21,582	17,140	25.9%
Mainline Operating Statistics:
Revenue passengers (000)	6,566	3,151	108.4%
RPMs (000,000) "traffic"	9,512	4,589	107.3%
ASMs (000,000) "capacity"	12,387	8,853	39.9%
Load factor	76.8%	51.8%	25.0 pts
Yield	13.06¢	11.02¢	18.5%
RASM	11.30¢	7.11¢	58.9%
CASM excluding fuel and special items(b)	9.64¢	10.08¢	(4.4)%
Economic fuel cost per gallon(b)	$2.61	$1.77	47.5%
Fuel gallons (000,000)	146	98	49.0%
ASMs per fuel gallon	85.0	90.3	(5.9)%
Average FTEs	16,336	12,473	31.0%
Aircraft utilization	9.5	8.5	11.8%
Average aircraft stage length	1,334	1,303	2.4%
Operating fleet(d)	225	201	24 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,128	1,515	40.5%
RPMs (000,000) "traffic"	1,075	804	33.7%
ASMs (000,000) "capacity"	1,396	1,544	(9.6)%
Load factor	77.0%	52.1%	24.9 pts
Yield	24.96¢	19.04¢	31.1%
RASM	20.04¢	10.84¢	84.9%
Operating fleet(d)	98	94	4 a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service, as well as new aircraft which have not yet entered operating service.

Given the unusual nature of 2021 and 2020, we believe that some analysis of specific financial and operational results compared to 2019 provides meaningful insight. The table below includes comparative results from 2022 to 2019.

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2022 Compared to 2019 (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
	2022	2019		Change
Passenger revenue	$1,511	$1,716		(12)%
Mileage plan other revenue	112	110		2%
Cargo and other	58	50		16%
Total operating revenues	$1,681	$1,876		(10)%

Operating expense, excluding fuel and special items	$1461	$1,405		4%
Aircraft fuel, including hedging gains and losses	347	420		(17)%
Special items	75	26		NM
Total operating expenses	$1,883	$1,851		2%

Total non-operating expense	(4)	(19)		(79)%
Income (loss) before income tax	$(206)	$6		NM

Consolidated Operating Statistics:
Revenue passengers (000)	8,694	10,417		(17)%
RPMs (000,000) "traffic"	10,586	12,449		(15)%
ASMs (000,000) "capacity"	13,783	15,508		(11)%
Load Factor	76.8%	80.3%	(3.5)	pts
Yield	14.27¢	13.78¢		4%
RASM	12.20¢	12.10¢		1%
CASMex	10.61¢	9.06¢		17%
FTEs	21,582	21,832		(1)%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2022 TO THREE MONTHS ENDED MARCH 31, 2021

Our consolidated net loss for the three months ended March 31, 2022 was $143 million, or $1.14 per share, compared to a net loss of $131 million, or $1.05 per share, for the three months ended March 31, 2021.

Excluding the impact of special items and mark-to-market fuel hedge adjustments, our adjusted net loss for the first quarter of 2022 was $167 million, or $1.33 per share, compared to an adjusted net loss of $436 million, or $3.51 per share, in the first quarter of 2021. The following table reconciles our adjusted net loss per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2022		2021
(in millions, except per share amounts)	Dollars	EPS	Dollars	EPS
GAAP net loss per share	$(143)	$(1.14)	$(131)	$(1.05)
Payroll Support Program grant wage offset	—	—	(411)	(3.31)
Mark-to-market fuel hedge adjustments	(107)	(0.85)	(22)	(0.18)
Special items - fleet transition and related charges	75	0.60	18	0.14
Special items - restructuring charges	—	—	11	0.09
Income tax effect of reconciling items above	8	0.06	99	0.80
Non-GAAP adjusted net loss per share	$(167)	$(1.33)	$(436)	$(3.51)

CASM excluding fuel and special items reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2022		2021		% Change
Consolidated:
CASM	13.66	¢	9.21	¢	48%
Less the following components:
Payroll Support Program grant wage offset	—		(3.95)		NM
Aircraft fuel, including hedging gains and losses	2.51		1.95		29%
Special items - fleet transition and related charges	0.54		0.17		NM
Special items - restructuring charges	—		0.11		NM
CASM excluding fuel and special items	10.61	¢	10.93	¢	(3)%

Mainline:
CASM	11.89	¢	8.07	¢	47%
Less the following components:
Payroll Support Program grant wage offset	—		(4.06)		NM
Aircraft fuel, including hedging gains and losses	2.21		1.72		29%
Special items - fleet transition and related charges	0.04		0.20		(80)%
Special items - restructuring charges	—		0.13		NM
CASM excluding fuel and special items	9.64	¢	10.08	¢	(4)%

OPERATING REVENUES

Total operating revenues increased $884 million, or 111%, during the first quarter of 2022 compared to the same period in 2021. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Passenger revenue	$1,511	$659	129%
Mileage Plan other revenue	112	94	19%
Cargo and other	58	44	32%
Total operating revenues	$1,681	$797	111%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first quarter of 2022 increased by $852 million, or 129%, primarily driven by a significant increase in passenger traffic and bolstered by a 17% improvement in ticket yields. January and February 2022 results were negatively impacted by the omicron variant; however, surging demand in March by both business and leisure travelers drove meaningful improvements to year-over-year results.

We expect to see continued growth to Passenger revenue as we progress through 2022 driven by high demand and increased capacity.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased by $18 million, or 19%, as compared to the same prior-year period. The change is largely due to an increase in commissions from our bank card partners driven by our new co-branded credit card agreement and increased consumer spending and new card acquisitions.

We expect to see increases to Mileage Plan other revenue for the remainder of 2022, driven by higher commissions from the new co-branded credit card agreement.

Cargo and other

On a consolidated basis, Cargo and other revenue for the first quarter of 2022 increased by $14 million, or 32%, as compared to the same prior-year period as our dedicated freighters were running below full capacity in the first quarter of 2021. Additional departures also provided incremental belly cargo activity in the first quarter of 2022 compared with the prior year.

We expect to see increases to cargo and other revenue for the remainder of 2022, driven by increased belly cargo activity as we increase scheduled departures.

OPERATING EXPENSES

Total operating expenses increased $925 million, or 97%, compared to the first quarter of 2021. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Fuel expense	$347	$203	71%
Non-fuel operating expenses, excluding special items	1,461	1,137	28%
Payroll Support Program grant wage offset	—	(411)	NM
Special items - fleet transition and related charges	75	18	NM
Special items - restructuring charges	—	11	NM
Total operating expenses	$1,883	$958	97%

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

Aircraft fuel expense increased $144 million, or 71%, compared to the first quarter of 2021. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2022		2021
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$504	$2.91	$222	$1.77
(Gain)/loss on settled hedges	(50)	(0.29)	3	0.02
Consolidated economic fuel expense	$454	$2.62	$225	$1.79
Mark-to-market fuel hedge adjustments	(107)	(0.62)	(22)	(0.18)
GAAP fuel expense	$347	$2.00	$203	$1.61
Fuel gallons		173		126

Raw fuel expense increased 127% in the first quarter of 2022 compared to the first quarter of 2021 due to a combination of increased fuel consumption and higher per gallon costs. Fuel consumption increased by 47 million gallons, consistent with an increase in departures. Raw fuel expense per gallon increased by approximately 64% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first quarter of 2022 was primarily driven by a 64% increase in crude oil prices when compared to the prior year.

We also evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from, or pay to, hedge counterparties for hedges that settle during the period, and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. Economic fuel expense includes gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business as it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Gains recognized for hedges that settled during the first quarter were $50 million in 2022, compared to losses of $3 million in the same period in 2021. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

We expect to see continued pressure in aircraft fuel expense as we progress through 2022, driven by both increased raw fuel and refining margins on increased capacity. We expect our economic fuel cost per gallon in the second quarter to range between $3.20 and $3.25 per gallon. Based on expected raw fuel prices, we will continue to recognize benefits from our fuel hedge portfolio during 2022. We expect the magnitude of the hedge benefit to be lesser in the second half of the year as the strike price of the portfolio approaches projected market cost per barrel.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset and other special items. Significant operating expense variances from 2021 are more fully described below.

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Wages and benefits	$606	$493	23%
Variable incentive pay	36	33	9%
Aircraft maintenance	135	81	67%
Aircraft rent	73	62	18%
Landing fees and other rentals	138	129	7%
Contracted services	78	51	53%
Selling expenses	58	33	76%
Depreciation and amortization	102	97	5%
Food and beverage service	41	23	78%
Third-party regional carrier expense	42	30	40%
Other	152	105	45%
Total non-fuel operating expenses, excluding special items	$1,461	$1,137	28%

For the remainder of the year, we generally anticipate recognizing incremental costs as compared to 2021 as we continue to increase our capacity and scheduled departures, and hire additional employees at higher wage rates to staff our operation.

Wages and Benefits

Wages and benefits increased during the first quarter of 2022 by $113 million, or 23%, compared to 2021. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Wages	$467	$357	31%
Pension - Defined benefit plans service cost	11	13	(15)%
Defined contribution plans	38	32	19%
Medical and other benefits	56	65	(14)%
Payroll taxes	34	26	31%
Total wages and benefits	$606	$493	23%

Wages increased $110 million, or 31%, on a 26% increase in FTEs. Increased wages as compared to the prior period are primarily the result of the increase in FTEs as Alaska and Horizon continue their recovery from the pandemic and ramp up operations. Increased expense for defined contribution plans and payroll taxes are in line with the related increase to wages.

Medical and other benefits decreased as compared to 2021 as a result of an adjustment to prior-period reserves and structural changes to benefit programs.

Aircraft Maintenance

Aircraft maintenance expense increased $54 million, or 67%, compared to the first quarter of 2021. Higher maintenance expense is the result of charges recorded for maintenance work to return leased aircraft and increased power-by-the-hour charges on covered aircraft, including a new contract for our regional fleet.

Aircraft Rent

Aircraft rent expense increased by $11 million, or 18%, during the first quarter of 2022 compared to the same period in 2021 primarily as a result of leased Boeing 737-9 deliveries in the second half of 2021 and first quarter of 2022.

We expect aircraft rent to increase in 2022 on the annualization of expense and additional deliveries of leased 737-9 aircraft and incremental aircraft flown by SkyWest under our long-term capacity purchase agreement.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $9 million, or 7%, during the first quarter of 2022. The increase compared to the same period in 2021 is due to an increase in departures as demand returns, partially offset by decreases in rates at some of the airports we service.

Contracted Services

Contracted services increased by $27 million, or 53%, during the first quarter of 2022 compared to the same period in 2021 driven primarily by increased departures and passengers in line with increased demand, coupled with increased rates charged by vendor partners.

Selling Expense

Selling expense increased by $25 million, or 76%, during the first quarter of 2022 compared to the same period in 2021, primarily driven by an increase in distribution costs and credit card commissions incurred with the overall revenue recovery.

Food and Beverage Service

Food and beverage service increased by $18 million, or 78%, during the first quarter of 2022 compared to the same period in 2021. This increase is in line with the 86% increase in revenue passengers as compared to the prior-year period.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents expenses associated with SkyWest under our CPA, increased by $12 million, or 40%, during the first quarter of 2022 compared to the same period in 2021. The increase in expense is due to incremental departures flown by SkyWest as compared to the prior-year period. In addition, a benefit was recorded in 2021 associated with the pass through of CARES Act PSP funding that reduced expense, which did not recur in 2022.

We expect third-party regional carrier expense to grow in 2022 as compared to 2021 as we bring incremental E175 aircraft into the CPA with SkyWest through the year.
Other Expense

Other expense increased $47 million, or 45%, during the first quarter of 2022 compared to the same period in 2021. Increased expense is primarily driven by incremental crew hotel stays and per diem, consistent with the overall increase in departures and capacity.

Special Items - fleet transition and related charges

We recorded non-recurring expense associated with fleet transition and related charges of $75 million in the first quarter of 2022. Refer to Note 2 to the condensed consolidated financial statements for additional details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations recorded an adjusted pretax loss of $174 million in the first quarter of 2022, compared to an adjusted pretax loss of $444 million in the first quarter of 2021. The $270 million improvement was primarily driven by a $737 million increase in Passenger revenues as a result of increased demand for air travel, offset by a $301 million increase in non-fuel operating costs and a $207 million increase in economic fuel cost.

Non-fuel operating expenses increased significantly, driven by increased variable costs, largely consistent with the overall increase in capacity and departures. Higher economic fuel prices, combined with more gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations recorded an adjusted pretax loss of $55 million in the first quarter of 2022, compared to an adjusted pretax loss of $150 million in the first quarter of 2021. Improved results were attributable to a $113 million increase in operating revenues, partially offset by a $21 million increase in fuel costs.

Regional passenger revenues increased significantly compared to the first quarter of 2021, primarily driven by increased load factors and a 31% improvement in yield.

Higher economic fuel prices, combined with a significant increase in gallons consumed, drove the increase in Regional fuel expense.

Horizon

Horizon recorded an adjusted pretax loss of $10 million in the first quarter of 2022, compared to an adjusted pretax income of $11 million in the first quarter of 2021. The shift to adjusted loss is driven by lower CPA revenue on decreased departures, combined with incremental maintenance expense on E175 aircraft and higher wage and benefit costs on incremental FTEs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities balance of $2.9 billion, and cash flows from operations;

•58 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the three months ended March 31, 2022, we took free and clear delivery of seven Boeing 737-9 aircraft. We also made debt payments totaling $170 million, ending the quarter with a debt-to-capitalization ratio of 50%, within our stated target range of 40% to 50%. Subsequent to quarter end, we received $184 million in federal tax refund as a result of carrying back losses from the 2020 tax year.

As the business returns to sustained profitability, reducing outstanding debt, normalizing our on-hand liquidity, and reinforcing our balance sheet remain high priorities. Our capital expenditures for 2022 are expected to be approximately $1.6 billion to $1.7 billion, which we plan to fund with cash generated by operating activities and cash on hand.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2022	December 31, 2021	Change
Cash and marketable securities	$2,890	$3,116	(7) %
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	47%	57%	(10) pts
Long-term debt, net of current portion	2,078	2,173	(4)%
Shareholders’ equity	$3,637	$3,801	(4)%

Debt-to-capitalization, adjusted for operating leases
(in millions)	March 31, 2022	December 31, 2021	Change
Long-term debt, net of current portion	$2,078	$2,173	(4)%
Capitalized operating leases	1,629	1,547	5%
Adjusted debt, net of current portion of long-term debt	$3,707	$3,720	—%
Shareholders' equity	3,637	3,801	(4)%
Total invested capital	$7,344	$7,521	(2)%

Debt-to-capitalization, including operating leases	50%	49%	1 pt

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	March 31, 2022	December 31, 2021
Current portion of long-term debt	$292	$366
Current portion of operating lease liabilities	272	268
Long-term debt	2,078	2,173
Long-term operating lease liabilities, net of current portion	1,357	1,279
Total adjusted debt	3,999	4,086
Less: Cash and marketable securities	(2,890)	(3,116)
Adjusted net debt	$1,109	$970

(in millions)	Twelve Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
GAAP Operating Income(a)	$644	$685
Adjusted for:
Payroll Support Program grant wage offset and special items	(468)	(925)
Mark-to-market fuel hedge adjustments	(132)	(47)
Depreciation and amortization	399	394
Aircraft rent	265	254
EBITDAR	$708	$361
Adjusted net debt to EBITDAR	1.6x	2.7x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2022, net cash provided by operating activities was $287 million, compared to $167 million during the same period in 2021. The $120 million increase in our operating cash flows is primarily attributable to increased build in our air traffic liability, as cash advance bookings in March 2022 reached the highest monthly total in company history. This increase was partially offset by uses of cash on increasing operating expenses and greater payout on our performance based pay program as compared to 2021.

Cash Used in Investing Activities

Cash provided by investing activities was $39 million during the first three months of 2022, compared to $543 million used in investing activities during the same period of 2021. The shift to cash provided by investing activities is primarily due to net sales of marketable securities, which were $328 million in the first three months of 2022, compared to net purchases of $511 million in the three months ended March 31, 2021. This activity was partially offset by an increase in cash used for capital expenditures of $261 million for aircraft purchase deposits and other property and equipment.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $168 million during the first three months of 2022, compared to cash provided by financing activities of $82 million during the same period in 2021. During the first three months of 2022, we had no new proceeds from issuance of debt and utilized cash on hand to repay $170 million of outstanding long-term debt, compared to debt proceeds of $189 million and payments of $115 million during the same period in 2021.

MATERIAL CASH COMMITMENTS

Aircraft Commitments

As of March 31, 2022, Alaska has firm orders to purchase 67 Boeing 737 aircraft with deliveries in 2022 through 2024 and firm commitments to lease seven Boeing 737-9 aircraft with deliveries in 2022. Alaska also has an agreement with SkyWest Airlines to expand their long-term capacity purchase agreement by six Embraer E175 aircraft in 2022 and one in 2023. Horizon has commitments to purchase 12 Embraer E175 aircraft with deliveries between 2022 and 2025. Alaska has options to acquire up to 11 additional Boeing 737-9 aircraft and 41 additional Boeing 737-10 aircraft with deliveries between 2024 and 2026. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of March 31, 2022:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	March 31, 2022	2022 Additions	2022 Removals	Dec 31, 2022	2023 Changes	Dec 31, 2023	2024 Changes	Dec 31, 2024
737 Freighters(b)	3	—	—	3	—	3	—	3
B737-700	11	—	—	11	—	11	—	11
B737-800(b)	61	—	—	61	—	61	—	61
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-8	—	—	—	—	5	5	5	10
B737-9	19	23	—	42	28	70	7	77
B737-10	—	—	—	—	—	—	6	6
A320(d)	30	—	(14)	16	(16)	—	—	—
A321neo	10	—	—	10	(10)	—	—	—
Total Mainline Fleet	225	23	(14)	234	7	241	18	259
Q400 operated by Horizon(d)	32	—	(8)	24	(24)	—	—	—
E175 operated by Horizon	30	3	—	33	6	39	—	39
E175 operated by third party	36	6	—	42	1	43	—	43
Total Regional Fleet(c)	98	9	(8)	99	(17)	82	—	82
Total	323	32	(22)	333	(10)	323	18	341
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted or agreed to by counterparties yet.
(b)Excludes the planned addition of two 737-800 freighters following conversion from passenger aircraft, as well as the subsequent replacement of passenger aircraft.
(c)Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party, which are not yet contracted.
(d)In March 2022, management announced its intention to accelerate the removal of the A320 and Q400 aircraft from the operating fleet. Management continues to refine anticipated removal dates for individual aircraft, and as such, timing of removals may shift between 2022 and 2023.

For future firm orders and option exercises, we intend to finance the aircraft through cash flow from operations or long-term debt.

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

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2022	50%	$71	$3
Third Quarter 2022	50%	$80	$3
Fourth Quarter 2022	40%	$83	$5
Full Year 2022	47%	$78	$4
First Quarter of 2023	30%	$84	$6
Second Quarter of 2023	20%	$92	$7
Third Quarter of 2023	10%	$100	$8
Full Year 2023	15%	$90	$7

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2022. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2022	2023	2024	2025	2026	Beyond 2026	Total
Debt obligations	$201	$334	$240	$261	$176	$1,176	$2,388
Aircraft lease commitments(a)	235	255	198	193	188	710	1,779
Facility lease commitments	13	16	9	8	8	86	140
Aircraft-related commitments(b)	1,159	1,781	414	111	47	275	3,787
Interest obligations (c)	50	95	71	53	53	132	454
Other obligations (d)	144	193	199	203	199	757	1,695
Total	$1,802	$2,674	$1,131	$829	$671	$3,136	$10,243
(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b)Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and contractual aircraft maintenance obligations. Contractual commitments do not reflect the impact of the impending fleet transition.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of March 31, 2022.
(d)Comprised of non-aircraft lease costs associated with capacity purchase agreements and other miscellaneous obligations.

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

Leased Aircraft Return Costs

For many of our leased aircraft, we are required under the contractual terms to return the aircraft in a specified state. As a result of these contractual terms, we will incur significant costs to return these aircraft at the termination of the lease. Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. We anticipate recording material expenses and cash outflows to return aircraft in 2022 in conjunction with expected lease terminations and the accelerated exit of Airbus aircraft from Alaska's fleet.

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

CRITICAL ACCOUNTING ESTIMATES

Except as described below, for information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.

FREQUENT FLYER PROGRAMS

The rate at which we defer sales proceeds related to services sold:

Following the amendment of our agreement with our co-brand bank card partner in the first quarter, the Company updated the standalone selling price for performance obligations in the contract. Updated standalone selling prices became effective as of January 1, 2022.

The number of miles that will not be redeemed for travel (breakage):

Following its review of significant Mileage Plan assumptions, the Company updated its breakage estimate for the portion of loyalty mileage credits not expected to be redeemed, effective January 1, 2022. This update was made following a study that used a statistical analysis of historical data. At March 31, 2022, the deferred revenue balance associated with the Mileage Plan program was $2.4 billion. A hypothetical 1% change in the amount of outstanding miles estimated to be redeemed would result in an approximately $7 million impact on annual revenue recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Alaska is seeking a conclusive U.S. Supreme Court ruling that the California laws on which the judgment is based are invalid as applied to airlines pursuant to the U.S. Constitution and provisions of federal law that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case. If appeal efforts are unsuccessful, compliance with California and other states' laws may have an adverse impact on the Company's operations and financial position.

Like other U.S. airlines, Alaska and Horizon are involved in other litigation around the application of state and local employment laws. Our defenses are similar to those identified above, including that the state and local laws are preempted by federal law and are unconstitutional because they impede interstate commerce. None of these additional disputes are material.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2021 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Historically, the Company purchased shares pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015. In March 2020, subject to restrictions under the CARES Act, the Company suspended the share repurchase program indefinitely. These restrictions are effective until October 1, 2022. When the repurchase program is restarted, the plan has remaining authorization to purchase an additional $456 million in shares.

As of March 31, 2022, a total of 1,455,438 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,127 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance and Controller

May 5, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1†*	Supplemental Agreement No. 19 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Certain confidential portions have been redacted from this exhibit in accordance with Item 601(b)(10) of Regulation S-K under the Securities Exchange Act of 1934, as amended.