Form 10-Q
period 2022-06-30
ALASKA AIR GROUP, INC.
filed 2022-08-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant has 126,764,811 common shares, par value $0.01, outstanding at July 31, 2022.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$778	$470
Marketable securities	2,647	2,646
Total cash and marketable securities	3,425	3,116
Receivables - net	401	546
Inventories and supplies - net	93	62
Prepaid expenses and other current assets	313	196
Total Current Assets	4,232	3,920

Property and Equipment
Aircraft and other flight equipment	8,569	8,127
Other property and equipment	1,532	1,489
Deposits for future flight equipment	292	384
	10,393	10,000
Less accumulated depreciation and amortization	3,922	3,862
Total Property and Equipment - Net	6,471	6,138

Other Assets
Operating lease assets	1,669	1,453
Goodwill and intangible assets	2,041	2,044
Other noncurrent assets	387	396
Total Other Assets	4,097	3,893

Total Assets	$14,800	$13,951

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$286	$200
Accrued wages, vacation and payroll taxes	416	457
Air traffic liability	1,778	1,163
Other accrued liabilities	794	625
Deferred revenue	1,012	912
Current portion of operating lease liabilities	274	268
Current portion of long-term debt	342	366
Total Current Liabilities	4,902	3,991

Long-Term Debt, Net of Current Portion	1,961	2,173

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,505	1,279
Deferred income taxes	552	578
Deferred revenue	1,429	1,446
Obligation for pension and post-retirement medical benefits	299	305
Other liabilities	353	378
Total Noncurrent Liabilities	4,138	3,986

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2022 - 136,109,649 shares; 2021 - 135,255,808 shares, Outstanding: 2022 - 126,759,705 shares; 2021 - 125,905,864 shares	1	1
Capital in excess of par value	542	494
Treasury stock (common), at cost: 2022 - 9,349,944 shares; 2021 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(308)	(262)
Retained earnings	4,238	4,242
	3,799	3,801
Total Liabilities and Shareholders' Equity	$14,800	$13,951

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Passenger revenue	$2,418	$1,352	$3,929	$2,011
Mileage Plan other revenue	175	118	287	212
Cargo and other	65	57	123	101
Total Operating Revenues	2,658	1,527	4,339	2,324
Operating Expenses
Wages and benefits	639	510	1,245	1,003
Variable incentive pay	56	34	92	67
Payroll Support Program grant wage offset	—	(503)	—	(914)
Aircraft fuel, including hedging gains and losses	776	274	1,123	477
Aircraft maintenance	104	102	239	183
Aircraft rent	73	62	146	124
Landing fees and other rentals	136	144	274	273
Contracted services	82	54	160	105
Selling expenses	78	41	136	74
Depreciation and amortization	104	98	206	195
Food and beverage service	50	35	91	58
Third-party regional carrier expense	50	37	92	67
Other	177	117	329	222
Special items - fleet transition and related charges	146	(4)	221	14
Special items - restructuring charges	—	(23)	—	(12)
Total Operating Expenses	2,471	978	4,354	1,936
Operating Income (Loss)	187	549	(15)	388

Non-operating Income (Expense)
Interest income	11	6	18	13
Interest expense	(26)	(39)	(53)	(71)
Interest capitalized	3	3	5	6
Other - net	10	9	24	19
Total Non-operating Income (Expense)	(2)	(21)	(6)	(33)
Income (Loss) Before Income Tax	185	528	(21)	355
Income tax expense (benefit)	46	131	(17)	89
Net Income (Loss)	$139	397	$(4)	$266

Basic Earnings (Loss) Per Share:	$1.10	$3.18	$(0.03)	$2.13
Diluted Earnings (Loss) Per Share:	$1.09	$3.13	$(0.03)	$2.10
Shares used for computation:
Basic	126.543	124.977	126.265	124.640
Diluted	127.795	126.825	126.265	126.388

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Income (Loss)	$139	$397	$(4)	$266
Other comprehensive income (loss), net of tax
Marketable securities	(20)	(1)	(60)	(13)
Employee benefit plans	—	7	1	13
Interest rate derivative instruments	4	1	13	7
Total other comprehensive income (loss), net of tax	$(16)	$7	$(46)	$7

Total comprehensive income (loss), net	$123	$404	$(50)	$273

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
Net income (loss)	—	—	—	—	—	(143)	(143)
Other comprehensive income (loss)	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	13	—	—	—	13
Stock issued under stock plans	0.182	—	(4)	—	—	—	(4)
Balances at March 31, 2022	126.088	$1	$503	$(674)	$(292)	$4,099	$3,637
Net income (loss)	—	—	—	—	—	139	139
Other comprehensive income (loss)	—	—	—	—	(16)	—	(16)
Stock-based compensation	0.017	—	9	—	—	—	9
Stock issued for employee stock purchase plan	0.643	—	30	—	—	—	30
Stock issued under stock plans	0.012	—	—	—	—	—	—
Balances at June 30, 2022	126.760	$1	$542	$(674)	$(308)	$4,238	$3,799

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
Net income (loss)	—	—	—	—	—	(131)	(131)
Other comprehensive income (loss)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	12
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued under stock plans	0.225	—	(2)	—	—	—	(2)
Balance at March 31, 2021	124.442	$1	$409	$(674)	$(494)	$3,633	$2,875
Net income (loss)	—	—	—	—	—	397	397
Other comprehensive income (loss)	—	—	—	—	7	—	7
Stock-based compensation	0.009	—	13	—	—	—	13
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued for employee stock purchase plan	0.716	—	23	—	—	—	23
Stock issued under stock plans	0.062	—	1	—	—	—	1
Balances at June 30, 2021	125.229	$1	$454	$(674)	$(487)	$4,030	$3,324

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(4)	$266
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Depreciation and amortization	206	195
Stock-based compensation and other	20	24
Special items - fleet transition and related charges	221	14
Special items - restructuring charges	—	(12)
Changes in certain assets and liabilities:
Changes in deferred tax provision	(14)	33
Increase in accounts receivable	(115)	(86)
Increase in air traffic liability	615	460
Increase in deferred revenue	83	69
Federal income tax refund	260	—
Other - net	(37)	44
Net cash provided by operating activities	1,235	1,007
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(509)	(30)
Other flight equipment	(69)	(38)
Other property and equipment	(54)	(34)
Total property and equipment additions, including capitalized interest	(632)	(102)
Purchases of marketable securities	(1,410)	(2,524)
Sales and maturities of marketable securities	1,323	1,561
Other investing activities	(2)	(5)
Net cash used in investing activities	(721)	(1,070)
Cash flows from financing activities:
Proceeds from issuance of debt	—	363
Long-term debt payments	(239)	(681)
Other financing activities	33	37
Net cash used in financing activities	(206)	(281)
Net increase (decrease) in cash, cash equivalents, and restricted cash	308	(344)
Cash, cash equivalents, and restricted cash at beginning of period	494	1,386
Cash, cash equivalents, and restricted cash at end of the period	$802	$1,042

	Six Months Ended June 30,
(in millions)	2022	2021
Cash paid during the period for:
Interest (net of amount capitalized)	$35	$61
Income taxes	—	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	378	77

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	778	1,025
Restricted cash included in Prepaid expenses and other current assets	24	17
Total cash, cash equivalents, and restricted cash at end of the period	$802	$1,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2022 are not necessarily indicative of operating results for the entire year.

NOTE 2. FLEET TRANSITION

In the first quarter of 2022, the Company announced plans to accelerate the transition of mainline operations to an all-Boeing 737 fleet. It also announced new plans to transition its regional operations to an all-Embraer fleet, retiring the Q400 fleet. Under these plans, Alaska will accelerate the retirement of its Airbus A320 aircraft, with all expected to exit the fleet by early 2023. Alaska also operates A321neo aircraft, and is evaluating options to remove them from its fleet by the end of 2023, subject to agreement with counterparties. The Company operated 29 A320 and ten A321neo aircraft as of June 30, 2022. Horizon plans to retire its Q400 fleet, which includes 25 owned and seven leased aircraft in operation at June 30, 2022, in early 2023.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the total carrying amount of an asset or asset group may not be recoverable. During the first quarter of 2022, the Company recorded an impairment charge of $70 million related to the Q400 fleet, reflecting the amount by which carrying value exceeded fair value of the owned Q400 aircraft as of March 31, 2022. This amount was recorded within the "Special items - fleet transition and related charges" line in the consolidated statement of operations. Refer to Note 2 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 for additional details.

In the second quarter, the Company adjusted useful lives and depreciation schedules for Airbus and Q400 capitalized leasehold improvements, spare engines, inventory, and other fixed assets, as well as the amortization schedules for the right of use assets and aircraft rent expenses. These accelerated schedules are based on the dates the aircraft are expected to be removed from operating service and were effective beginning this quarter. Incremental costs associated with the accelerated schedules are recognized within the "Special items - fleet transition and related charges" line item.

The Company has estimated future lease return costs for the leased Airbus aircraft. Costs of returning leased aircraft begin accruing when the costs are probable and reasonably estimable, and are recognized over the remaining operating life of the aircraft. These estimates are based on the time remaining on the lease, planned aircraft usage, and lease terms. These estimates may change as actual amounts due to any lessor upon return may not be known with certainty until lease termination. In the second quarter, all lease return costs were recorded within the "Special items - fleet transition and related charges" line in the consolidated statement of operations.

A summary of special charges for fleet transition activities is included below for the three and six months ended June 30, 2022. The impairment charges are one-time in nature, while the other special charges continue to be recorded consistent with the schedules described above. The majority of remaining special charges associated with the fleet transition will be recorded in 2022, with additional amounts to be recorded in 2023. The Company will continue to evaluate the need for further impairment or adjustments for owned and leased long-lived assets as fleet decisions evolve.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	Airbus	Q400	Total	Airbus	Q400	Total
Impairment of long-lived assets	$—	$—	$—	$—	$70	$70
Accelerated aircraft ownership expenses	40	3	43	40	3	43
Lease return costs and other expenses	103	—	103	108	—	108
Total special items - fleet transition and related charges	$143	$3	$146	$148	$73	$221

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from the co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Passenger ticket revenue, including ticket breakage, net of taxes and fees	$2,052	$1,114	$3,284	$1,639
Passenger ancillary revenue	119	84	210	134
Mileage Plan passenger revenue	247	154	435	238
Total Passenger revenue	$2,418	$1,352	$3,929	$2,011

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Passenger revenue	$247	$154	$435	$238
Mileage Plan other revenue	175	118	287	212
Total Mileage Plan revenue	$422	$272	$722	$450

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cargo revenue	$36	$34	$65	$61
Other revenue	29	23	58	40
Total Cargo and other revenue	$65	$57	$123	$101

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $132 million and $36 million from the prior year-end air traffic liability balance for the three months ended June 30, 2022 and 2021, and $522 million and $175 million for the six months ended June 30, 2022 and 2021.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $76 million of such receivables as of June 30, 2022 and $64 million as of December 31, 2021.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Six Months Ended June 30,
	2022	2021
Total Deferred revenue balance at January 1	$2,358	$2,277
Travel miles and companion certificate redemption - Passenger revenue	(409)	(238)
Miles redeemed on partner airlines - Other revenue	(26)	(17)
Increase in liability for mileage credits issued	518	324
Total Deferred revenue balance at June 30	$2,441	$2,346
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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2022, total cost basis for all marketable securities was $2.7 billion, compared to a total fair value of $2.6 billion. The decline in value is primarily due to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of June 30, 2022.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$522	$—	$522	$331	$—	$331
Equity mutual funds	5	—	5	6	—	6
Foreign government bonds	—	28	28	—	38	38
Asset-backed securities	—	278	278	—	311	311
Mortgage-backed securities	—	218	218	—	232	232
Corporate notes and bonds	—	1,549	1,549	—	1,663	1,663
Municipal securities	—	47	47	—	65	65
Total Marketable securities	527	2,120	2,647	337	2,309	2,646
Derivative instruments
Fuel hedge - call options	—	175	175	—	81	81
Interest rate swap agreements	—	9	9	—	—	—
Total Assets	$527	$2,304	$2,831	$337	$2,390	$2,727

Liabilities
Derivative instruments
Interest rate swap agreements	—	—	—	—	(9)	(9)
Total Liabilities	$—	$—	$—	$—	$(9)	$(9)

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

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

June 30, 2022	Cost Basis	Fair Value
Due in one year or less	$803	$799
Due after one year through five years	1,895	1,818
Due after five years	27	24
Total	$2,725	$2,641

As of June 30, 2022, $6 million of total marketable securities do not have a maturity date and are therefore excluded from the total fair value of maturities for marketable securities above.

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

Debt: To estimate the fair value of all fixed-rate debt as of June 30, 2022, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $721 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	June 30, 2022	December 31, 2021
Total fixed-rate debt	$1,731	$1,821

Estimated fair value	$1,711	$1,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded during the six months ended June 30, 2022.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	June 30, 2022	December 31, 2021
Fixed-rate notes payable due through 2029	$129	$163
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	1,002	1,058
Variable-rate notes payable due through 2029	589	738
Less debt issuance costs	(17)	(20)
Total debt	2,303	2,539
Less current portion	342	366
Long-term debt, less current portion	$1,961	$2,173

Weighted-average fixed-interest rate	3.6%	3.7%
Weighted-average variable-interest rate	2.8%	1.3%

Approximately $372 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at June 30, 2022, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.4%.

During the six months ended June 30, 2022, the Company made scheduled debt payments of $222 million and prepayments of $17 million for loans related to Q400 aircraft.

Debt Maturity

At June 30, 2022, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2022	$146
2023	329
2024	235
2025	256
2026	176
Thereafter	1,178
Total	$2,320

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of June 30, 2022. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2023 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at June 30, 2022.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$11	$13	$22	$26
Pension expense included in Wages and benefits	11	13	22	26

Interest cost	16	14	32	28
Expected return on assets	(32)	(30)	(64)	(61)
Recognized actuarial loss	2	9	4	18
Pension expense included in Nonoperating Income (Expense)	$(14)	$(7)	$(28)	$(15)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of June 30, 2022 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)
Remainder of 2022	$834	$92
2023	1,932	188
2024	388	194
2025	124	201
2026	113	203
Thereafter	275	815
Total	$3,666	$1,693
(a)Includes non-cancelable contractual commitments for aircraft and engines, aircraft maintenance and parts management. Option deliveries are excluded from minimum commitments until exercise.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. In the second quarter of 2022, Horizon amended its aircraft purchase agreement with Embraer, adding eight firm E175 deliveries between 2023 and 2026 and 13 options to purchase additional aircraft with deliveries between 2024 and 2025. The aircraft covered by the second quarter amendment may be assigned by Horizon to another entity. Horizon intends to take delivery of and operate all eight firm E175 aircraft.

Details are outlined in the table below. Future minimum contractual payments for these aircraft reflect the expected delivery timing, but are also subject to change.

	Firm Orders	Options	Total
Aircraft Type	2022-2026	2024-2026	2022 - 2026
Boeing 737-8	10	—	10
Boeing 737-9	44	11	55
Boeing 737-10	6	41	47
Embraer E175	20	13	33
Total	80	65	145

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. The court certified a class of approximately 1,800 flight attendants in November 2016. The Company pursued numerous appeal paths following a February 2019 federal district court order against Virgin America and Alaska Airlines awarding plaintiffs approximately $78 million, including approximately $25 million in penalties under California’s Private Attorneys General Act (PAGA). An appellate court reversed portions of the lower court decision and significantly reduced the PAGA penalties and total judgment value. In June 2022, the U.S. Supreme Court declined to take the Company’s appeal for a conclusive ruling that the California laws on which the judgment is based are invalid as applied to airlines. The decision leaves open the possibility that other states in the Ninth Circuit judicial district may attempt to apply similar laws to airlines.

The final total judgment amount has not been determined by the lower court as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $22 million, and holds an accrual for $22 million in Other accrued liabilities on the condensed consolidated balance sheets. The Company is analyzing a range of potential options to balance new compliance obligations with operational and labor considerations. Some or all of these solutions may have an adverse impact on the Company’s operations and financial position due in part to the unresolved conflicts between the laws and federal regulations applicable to airlines.

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
Total warrants outstanding are as follows as of June 30, 2022:

	Number of warrants outstanding	Strike Price
PSP 1	928,127	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Outstanding June 30, 2022	1,882,518

Accumulated other comprehensive loss
A roll forward of the amounts included in accumulated other comprehensive loss, net of tax (in millions), is shown below for the three and six months ended June 30, 2022:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at March 31, 2022, net of tax effect of $93	$(44)	$(251)	$3	$(292)
Reclassifications into earnings, net of tax impact of $1	2	—	—	2
Change in value, net of tax impact of $4	(22)	—	4	(18)
Balance at June 30, 2022, net of tax effect of $98	$(64)	$(251)	$7	$(308)

Balance at December 31, 2021, net of tax effect of $83	$(4)	$(252)	$(6)	$(262)
Reclassifications into earnings, net of tax impact of $1	4	1	—	5
Change in value, net of tax impact of $14	(64)	—	13	(51)
Balance at June 30, 2022, net of tax effect of $98	$(64)	$(251)	$7	$(308)

Earnings (Loss) Per Share (EPS)

EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, restricted stock units, and warrants, using the treasury-stock method. Loss per share is calculated by dividing net loss by the average number of basic shares outstanding. For the three and six months ended June 30, 2022 and June 30, 2021, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$2,028	$390	$—	$—	$2,418	$—	$2,418
CPA revenues	—	—	101	(101)	—	—	—
Mileage Plan other revenue	159	16	—	—	175	—	175
Cargo and other	64	—	—	1	65	—	65
Total Operating Revenues	2,251	406	101	(100)	2,658	—	2,658
Operating Expenses
Operating expenses, excluding fuel	1,262	289	98	(100)	1,549	146	1,695
Fuel expense	617	119	—	—	736	40	776
Total Operating Expenses	1,879	408	98	(100)	2,285	186	2,471
Non-operating Income (Expense)	3	—	(5)	—	(2)	—	(2)
Income (Loss) Before Income Tax	$375	$(2)	$(2)	$—	$371	$(186)	$185
Pretax Margin					14.0%		7.0%

	Three Months Ended June 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,072	$280	$—	$—	$1,352	$—	$1,352
CPA revenues	—	—	111	(111)	—	—	—
Mileage Plan other revenue	102	16	—	—	118	—	118
Cargo and other	55	—	—	2	57	—	57
Total Operating Revenues	1,229	296	111	(109)	1,527	—	1,527
Operating Expenses
Operating expenses, excluding fuel	984	286	91	(127)	1,234	(530)	704
Fuel expense	253	66	—	1	320	(46)	274
Total Operating Expenses	1,237	352	91	(126)	1,554	(576)	978
Non-operating Income (Expense)	(16)	—	(5)	—	(21)	—	(21)
Income (Loss) Before Income Tax	$(24)	$(56)	$15	$17	$(48)	$576	$528
Pretax Margin					(3.1)%		34.6%

	Six Months Ended June 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$3,271	$658	$—	$—	$3,929	$—	$3,929
CPA revenues	—	—	195	(195)	—	—	—
Mileage Plan other revenue	259	28	—	—	287	—	287
Cargo and other	121	—	—	2	123	—	123
Total Operating Revenues	3,651	686	195	(193)	4,339	—	4,339
Operating Expenses
Operating expenses, excluding fuel	2,456	551	197	(194)	3,010	221	3,231
Fuel expense	998	192	—	—	1,190	(67)	1,123
Total Operating Expenses	3,454	743	197	(194)	4,200	154	4,354
Non-operating Income (Expense)	4	—	(10)	—	(6)	—	(6)
Income (Loss) Before Income Tax	$201	$(57)	$(12)	$1	$133	$(154)	$(21)
Pretax Margin					3.1%		(0.5)%

	Six Months Ended June 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,578	$433	$—	$—	$2,011	$—	$2,011
CPA revenues	—	—	215	(215)	—	—	—
Mileage Plan other revenue	182	30	—	—	212	—	212
Cargo and other	99	—	—	2	101	—	101
Total Operating Revenues	1,859	463	215	(213)	2,324	—	2,324
Operating Expenses
Operating expenses, excluding fuel	1,877	551	179	(236)	2,371	(912)	1,459
Fuel expense	427	118	—	—	545	(68)	477
Total Operating Expenses	2,304	669	179	(236)	2,916	(980)	1,936
Non-operating Income (Expense)	(23)	—	(10)	—	(33)	—	(33)
Income (Loss) Before Income Tax	$(468)	$(206)	$26	$23	$(625)	$980	$355
Pretax Margin					(26.9)%		15.3%

(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges. See Note A in the accompanying pages for further information.
(c)Includes Payroll Support Program grant wage offsets, special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	June 30, 2022	December 31, 2021
Mainline	$20,312	$19,258
Horizon	1,125	1,212
Consolidating & Other	(6,637)	(6,519)
Consolidated	$14,800	$13,951

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. This overview summarizes the MD&A, which includes the following sections:

•Second Quarter Review—highlights from the second quarter of 2022 outlining some of the major events that occurred during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2022. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2022.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Business Recovery and Second Quarter Results

We recorded consolidated pretax income for the second quarter of 2022 under GAAP of $185 million, compared to consolidated pretax income of $528 million in the second quarter of 2021. On an adjusted basis, we reported consolidated pretax income for the quarter of $371 million, compared to consolidated pretax loss of $48 million in the same period of 2021. Our airlines faced challenges early in the second quarter as we ramped staffing to meet historic levels of demand. By June, we stabilized the operation and returned reliability to our standard, resulting in industry-leading on-time performance for the month. Despite these operational difficulties, we generated record quarterly revenue of $2.7 billion, driven by yield strength and record load factors for each month of the quarter, as well as strong revenue growth from our Mileage Plan program.

As we ramp capacity back to 2019 levels, we have experienced increases to non-fuel operating expenses. Costs have also been impacted by inflationary pressures and supply chain constraints. Non-fuel operating expense, excluding special items, rose 26% over the prior year period, driven by a combination of increased departure-related costs on 16% more capacity flown and higher wages and training costs as we hire new employees. Second quarter fuel prices were at historically high levels. Although our hedging program provided a benefit of $88 million for the quarter, total fuel cost exceeded 2021 levels due primarily to a 98% increase in economic price per gallon. We also incurred special charges of $146 million in the second quarter of 2022 related to our fleet transition, compared to a special benefit of $503 million recorded in the second quarter of 2021 primarily from Payroll Support Program grant wage offsets.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2021, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

Environmental, Social and Governance Updates

In order to achieve our long-term target of zero carbon emissions by 2040, the use of sustainable aviation fuel (SAF) will play a crucial role. During the quarter, we signed an agreement with Aemetis to purchase 13 million gallons of SAF to be delivered over the seven year term of the agreement. Subsequent to quarter end, we announced a partnership with Microsoft and Twelve, a carbon transformation company, to advance the use of SAF within the commercial airline industry.

Delivering on our diversity, equity and inclusion goals is critical to our long-term success. As a reflection of our commitment to these goals, we have tied a portion of long-term executive compensation to achievement of diversity goals. Additionally, we have incorporated a carbon emissions target into our company-wide Performance Based Pay Plan, which is currently tracking to target achievement.

Labor Update

In April 2022, Alaska's dispatchers represented by the Transport Workers Union ratified an agreement that includes increased pay with added steps to ensure wage rates remain competitive, enhanced benefits, and streamlined training. In May 2022, Horizon's mechanics represented by the Aircraft Mechanics Fraternal Association ratified an agreement that includes increased pay and license premiums. In June 2022, Alaska reached a tentative agreement with employees represented by the International Association of Machinists and Aerospace workers; voting will be completed in the third quarter.

Alaska is actively negotiating for a new contract with its mainline pilots represented by the Air Line Pilots Association, whose contract became amendable in April 2020.

Outlook

For the third quarter and remainder of the year, we remain committed to best positioning our airlines for long-term sustainable growth. We have moderated our capacity plans for the remainder of the year to stabilize our operation, improve our training throughput and execute on our fleet transition plans. As a result, we now anticipate our capacity for the third quarter to be down 5% to 8% versus 2019, with full year capacity down 8% to 9%. Lower capacity, coupled with pressures from wages and training costs, has shifted our expectation for third quarter CASMex to be up 16% to 19% over 2019. Continued strength in the demand environment is expected to generate revenue 16% to 19% over 2019 levels. For the full year, we continue to anticipate adjusted pretax margins will range between 6% and 9%.

Although our operations have stabilized, ongoing industry-wide labor shortages and supply chain delays could have a material impact on our results moving forward. Our plans will continue to be responsive to emerging information and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. As we leverage our network, Mileage Plan program, and fleet for growth, our people are focused on keeping costs low and running a strong operation. These are competitive advantages we have cultivated over many years that will continue to serve us well in 2022 and beyond.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of aircraft fuel, the Payroll Support Program grant wage offset and other special items is useful information to investors because:

•By excluding fuel expense and certain other items, such as the Payroll Support Program grant wage offset and other special items, from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction initiatives emerging from the COVID-19 pandemic. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel and certain other items, such as the Payroll Support Program grant wage offset and other special items, is one of the most important measures used by management and by our Board of Directors in assessing quarterly and annual cost performance.

•CASM excluding fuel and certain other items is a measure commonly used by industry analysts and we believe it is an important metric by which they have historically compared our airline to others in the industry. The measure is also the subject of frequent questions from investors.

•Adjusted income before income tax (and other items as specified in our plan documents) is an important metric for the employee annual incentive plan, which covers the majority of employees within the Alaska Air Group organization.

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

•Although we disclose our unit revenue, we do not, nor are we able to, evaluate unit revenue excluding the impact that changes in fuel costs have had on ticket prices. Fuel expense represents a large percentage of our total operating expenses. Fluctuations in fuel prices often drive changes in unit revenue in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	11,005	8,712	26.3%	19,700	13,379	47.2%
RPMs (000,000) "traffic"	13,746	10,334	33.0%	24,332	15,727	54.7%
ASMs (000,000) "capacity"	15,611	13,413	16.4%	29,394	23,810	23.5%
Load factor	88.1%	77.0%	11.1 pts	82.8%	66.1%	16.7 pts
Yield	17.59¢	13.09¢	34.4%	16.15¢	12.79¢	26.3%
RASM	17.03¢	11.38¢	49.6%	14.76¢	9.76¢	51.2%
CASM excluding fuel and special items(b)	9.92¢	9.20¢	7.8%	10.24¢	9.95¢	2.9%
Economic fuel cost per gallon(b)	$3.76	$1.90	97.9%	$3.23	$1.85	74.6%
Fuel gallons (000,000)	196	168	16.7%	368	294	25.2%
ASMs per fuel gallon	79.6	79.8	(0.3)%	79.9	81.0	(1.4)%
Average full-time equivalent employees (FTEs)	22,603	19,001	19.0%	22,092	18,071	22.3%
Mainline Operating Statistics:
Revenue passengers (000)	8,321	6,151	35.3%	14,887	9,302	60.0%
RPMs (000,000) "traffic"	12,460	8,966	39.0%	21,972	13,555	62.1%
ASMs (000,000) "capacity"	14,052	11,611	21.0%	26,439	20,464	29.2%
Load factor	88.7%	77.2%	11.5 pts	83.1%	66.2%	16.9 pts
Yield	16.28¢	11.96¢	36.1%	14.89¢	11.64¢	27.9%
RASM	16.02¢	10.59¢	51.3%	13.81¢	9.09¢	51.9%
CASM excluding fuel and special items(b)	8.98¢	8.48¢	5.9%	9.29¢	9.17¢	1.3%
Economic fuel cost per gallon(b)	$3.74	$1.88	98.9%	$3.21	$1.84	74.4%
Fuel gallons (000,000)	165	135	22.2%	311	233	33.5%
ASMs per fuel gallon	85.2	86.0	(0.9)%	85.0	87.8	(3.2)%
Average FTEs	17,315	14,021	23.5%	16,825	13,247	27.0%
Aircraft utilization	10.1	9.9	2.0%	9.8	9.2	6.5%
Average aircraft stage length	1,363	1,320	3.3%	1,349	1,313	2.7%
Operating fleet(d)	233	202	31 a/c	233	202	31 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,685	2,562	4.8%	4,813	4,077	18.1%
RPMs (000,000) "traffic"	1,285	1,367	(6.0)%	2,360	2,172	8.7%
ASMs (000,000) "capacity"	1,559	1,802	(13.5)%	2,955	3,346	(11.7)%
Load factor	82.4%	75.9%	6.5 pts	79.9%	64.9%	15.0 pts
Yield	30.35¢	20.48¢	48.2%	27.88¢	19.95¢	39.7%
RASM	26.04¢	16.41¢	58.7%	23.21¢	13.84¢	67.7%
Operating fleet(d)	104	94	10 a/c	104	94	10 a/c
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

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2022 Compared to 2019 (unaudited)
Alaska Air Group, Inc.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2019	Change	2022	2019	Change
Passenger revenue	$2,418	$2,111	15%	$3,929	$3,827	3%
Mileage plan other revenue	175	118	48%	287	228	26%
Cargo and other	65	59	10%	123	109	13%
Total operating revenue	$2,658	$2,288	16%	$4,339	$4,164	4%

Operating expense, excluding fuel and special items	$1,549	$1,414	10%	$3,010	$2,819	7%
Aircraft fuel, including hedging gains and losses	776	502	55%	1,123	922	22%
Special items	146	8	NM	221	34	NM
Total operating expenses	$2,471	$1,924	28%	$4,354	$3,775	15%

Total non-operating expense	(2)	(13)	(85)%	(6)	(32)	(81)%
Income (loss) before income tax	$185	$351	(47)%	$(21)	$357	(106)%

Consolidated Operating Statistics:
Revenue passengers (000)	11,005	12,026	(8)%	19,700	22,442	(12)%
RPMs (000,000) "traffic"	13,746	14,638	(6)%	24,332	27,087	(10)%
ASMs (000,000) "capacity"	15,611	16,980	(8)%	29,394	32,487	(10)%
Load Factor	88.1%	86.2%	1.9 pts	82.8%	83.4%	(0.6) pts
Yield	17.59¢	14.43¢	22%	16.15¢	14.13¢	14%
RASM	17.03¢	13.48¢	26%	14.76¢	12.82¢	15%
CASMex	9.92¢	8.33¢	19%	10.24¢	8.68¢	18%
FTEs	22,603	21,921	3%	22,092	21,876	1%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2022 TO THREE MONTHS ENDED JUNE 30, 2021

Our consolidated net income for the three months ended June 30, 2022 was $139 million, or $1.09 per share, compared to a consolidated net income of $397 million, or $3.13 per share, for the three months ended June 30, 2021.

Excluding the impact of special items and mark-to-market fuel hedge adjustments, our adjusted net income for the second quarter of 2022 was $280 million, or $2.19 per share, compared to an adjusted net loss of $38 million, or $0.30 per share, in the second quarter of 2021. The following table reconciles our adjusted net income per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2022		2021
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$139	$1.09	$397	$3.13
Payroll Support Program grant wage offset	—	—	(503)	(3.97)
Mark-to-market fuel hedge adjustments	40	0.31	(46)	(0.36)
Special items - fleet transition and related charges	146	1.14	(4)	(0.03)
Special items - restructuring charges	—	—	(23)	(0.18)
Income tax effect of reconciling items above	(45)	(0.35)	141	1.11
Non-GAAP adjusted net income (loss) per share	$280	$2.19	$(38)	$(0.30)

CASM excluding fuel and special items reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2022		2021		% Change
Consolidated:
CASM	15.84	¢	7.29	¢	117%
Less the following components:
Payroll Support Program grant wage offset	—		(3.75)		NM
Aircraft fuel, including hedging gains and losses	4.98		2.04		144%
Special items - fleet transition and related charges	0.94		(0.03)		NM
Special items - restructuring charges	—		(0.17)		NM
CASM excluding fuel and special items	9.92	¢	9.20	¢	8%

Mainline:
CASM	15.06	¢	6.24	¢	141%
Less the following components:
Payroll Support Program grant wage offset	—		(3.79)		NM
Aircraft fuel, including hedging gains and losses	5.06		1.78		184%
Special items - fleet transition and related charges	1.02		(0.03)		NM
Special items - restructuring charges	—		(0.20)		NM
CASM excluding fuel and special items	8.98	¢	8.48	¢	6%

OPERATING REVENUE

Total operating revenue increased $1.1 billion, or 74%, during the second quarter of 2022 compared to the same period in 2021. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2022	2021	% Change
Passenger revenue	$2,418	$1,352	79%
Mileage Plan other revenue	175	118	48%
Cargo and other	65	57	14%
Total operating revenue	$2,658	$1,527	74%

Passenger revenue

On a consolidated basis, Passenger revenue for the second quarter of 2022 increased by $1.1 billion, or 79%, driven by a 33% increase in passenger traffic and a 34% improvement in ticket yields. Record setting demand for air travel and constrained capacity industry wide enabled record load factors in each month of the second quarter of 2022. Higher revenue on improved Mileage Plan award redemptions and from our alliance partners following the relaxing of international travel restrictions also contributed meaningfully to revenue growth as compared to 2021.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue for the second quarter of 2022 increased by $57 million, or 48%. The change is largely due to an increase in commissions from our bank card partners driven by increased consumer spending and improved economics from our new co-branded credit card agreement. Second quarter Mileage Plan other revenue includes a one-time $20 million adjustment recorded as a result of finalizing accounting conclusions for the new agreement.

Cargo and other

On a consolidated basis, Cargo and other revenue for the second quarter of 2022 increased by $8 million, or 14%. Other ancillary revenue was the primary driver of the year-over-year increase, consistent with the return in demand for travel. Incremental freight revenue also contributed, due to greater use of belly capacity which grew on an increase in scheduled departures.

OPERATING EXPENSES

Total operating expenses increased $1.5 billion, or 153%, compared to the second quarter of 2021. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2022	2021	% Change
Fuel expense	$776	$274	183%
Non-fuel operating expenses, excluding special items	1,549	1,234	26%
Payroll Support Program grant wage offset	—	(503)	NM
Special items - fleet transition and related charges	146	(4)	NM
Special items - restructuring charges	—	(23)	NM
Total operating expenses	$2,471	$978	153%

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

Aircraft fuel expense increased $502 million, or 183%, compared to the second quarter of 2021. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2022		2021
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$824	$4.20	$330	$1.96
(Gain)/loss on settled hedges	(88)	(0.44)	(10)	(0.06)
Consolidated economic fuel expense	$736	$3.76	$320	$1.90
Mark-to-market fuel hedge adjustments	40	0.20	(46)	(0.27)
GAAP fuel expense	$776	$3.96	$274	$1.63
Fuel gallons		196		168

Raw fuel expense increased 150% in the second quarter of 2022 compared to the second quarter of 2021, due to significantly higher per gallon costs and increased fuel consumption. Raw fuel expense per gallon increased by approximately 114% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. Crude oil prices have risen 62% while refining margins have risen exponentially compared to 2021. Fuel gallons consumed increased 17%, consistent with rising capacity.

We also evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from hedge counterparties for hedges that settle during the period and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. Economic fuel expense includes gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business as it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Gains recognized for hedges that settled during the second quarter were $88 million in 2022, compared to gains of $10 million in the same period in 2021. These amounts represent cash received from hedges at settlement, offset by cash paid in prior periods for premium expense.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset and other special items. Significant operating expense variances from 2021 are more fully described below.

	Three Months Ended June 30,
(in millions)	2022	2021	% Change
Wages and benefits	$639	$510	25%
Variable incentive pay	56	34	65%
Aircraft maintenance	104	102	2%
Aircraft rent	73	62	18%
Landing fees and other rentals	136	144	(6)%
Contracted services	82	54	52%
Selling expenses	78	41	90%
Depreciation and amortization	104	98	6%
Food and beverage service	50	35	43%
Third-party regional carrier expense	50	37	35%
Other	177	117	51%
Total non-fuel operating expenses, excluding special items	$1,549	$1,234	26%

Wages and benefits

Wages and benefits increased by $129 million, or 25%, in the second quarter of 2022. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2022	2021	% Change
Wages	$486	$386	26%
Pension - Defined benefit plans service cost	12	13	(8)%
Defined contribution plans	39	26	50%
Medical and other benefits	66	59	12%
Payroll taxes	36	26	38%
Total wages and benefits	$639	$510	25%

Wages increased $100 million, or 26%, primarily driven by 19% growth in FTEs as Alaska and Horizon hire to support the ramp up in operations, as well as higher wage rates. Increased expense for defined contribution plans, payroll taxes, and medical and other benefits are consistent with the change in wages.

Variable incentive pay

Variable incentive pay expense increased by $22 million, or 65%, in the second quarter of 2022. The increase is primarily due to the expectation that higher payouts will be achieved under the 2022 Performance Based Pay Plan.

Aircraft rent

Aircraft rent expense increased by $11 million, or 18%, in the second quarter of 2022. Increased expense is due to the delivery of eight leased Boeing 737-9 aircraft and ten leased E175 aircraft operated by SkyWest since June 30, 2021.

Landing fees and other rentals

Landing fees and other rentals decreased by $8 million, or 6%, in the second quarter of 2022. The decrease compared to the same period in 2021 is due to favorable resolution for certain pandemic period airport accruals, coupled with decreased airport rates as compared to the prior year.

Contracted services

Contracted services increased by $28 million, or 52%, in the second quarter of 2022, driven primarily by increased departures and passengers, coupled with higher rates charged by vendor partners.

Selling expense

Selling expense increased by $37 million, or 90%, in the second quarter of 2022, driven primarily by an increase in distribution costs and credit card commissions incurred with the overall revenue recovery.

Food and beverage service

Food and beverage service increased by $15 million, or 43%, in the second quarter of 2022, consistent with a 26% increase in revenue passengers. Additional on-board offerings coupled with increased charges for transportation also contributed to the overall increase.

Third-party regional carrier expense

Third-party regional carrier expense, which represents expenses associated with SkyWest under our CPA, increased by $14 million, or 35%, in the second quarter of 2022. The increase in expense is due to incremental departures flown by SkyWest with ten additional aircraft in operating service as compared to the prior-year period.

Other expense

Other expense increased $60 million, or 51%, in the second quarter of 2022. Training events, including travel costs, were a significant driver of the increased cost. Incremental crew hotel stays and per diem, consistent with the overall increase in departures and capacity, also contributed to the year-over-year increase.

Special items - fleet transition and related charges

We recorded non-recurring expenses associated with fleet transition and related charges of $146 million in the second quarter of 2022. Refer to Note 2 to the consolidated financial statements for additional details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $375 million in the second quarter of 2022, compared to an adjusted pretax loss of $24 million in the second quarter of 2021. The $399 million improvement was primarily driven by a $956 million increase in Passenger revenue, offset by a $364 million increase in economic fuel cost and a $278 million increase in non-fuel operating costs.

As compared to the prior year, higher Mainline revenue is primarily attributable to a 39% increase in traffic and a 36% increase in yield, driven by a historically strong demand environment. Non-fuel operating expenses increased, driven by higher variable costs, largely consistent with the overall growth in capacity and departures. Higher fuel prices, combined with more gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $2 million in the second quarter of 2022, compared to an adjusted pretax loss of $56 million in the second quarter of 2021. Improved results were attributable to a $110 million increase in operating revenue, partially offset by a $53 million increase in fuel costs.

Regional passenger revenue increased significantly compared to the second quarter of 2021, primarily driven by an improved load factor and a 48% improvement in yield. Higher fuel prices contributed to the increase in Regional fuel expense.

Horizon

Horizon reported an adjusted pretax loss of $2 million in the second quarter of 2022, compared to an adjusted pretax profit of $15 million in the second quarter of 2021. The shift to adjusted pretax loss is driven by lower CPA revenue on decreased departures, combined with incremental maintenance expense on E175 aircraft and higher wage and benefit costs on incremental FTEs.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2022 TO SIX MONTHS ENDED JUNE 30, 2021

Our consolidated net loss for the six months ended June 30, 2022 was $4 million, or $0.03 per share, compared to consolidated net income of $266 million, or $2.10 per share, for the six months ended June 30, 2021.

Our adjusted net income for the six months ended June 30, 2022 was $113 million, or $0.89 per share, compared to an adjusted net loss of $474 million, or $3.75 per share, in the six months ended June 30, 2021. The following table reconciles our adjusted net income and adjusted EPS to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2022		2021
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) per share	$(4)	$(0.03)	$266	$2.10
Payroll Support Program grant wage offset	—	—	(914)	(7.23)
Mark-to-market fuel hedge adjustments	(67)	(0.53)	(68)	(0.54)
Special items - impairment charges and other	221	1.75	14	0.11
Special items - restructuring charges	—	—	(12)	(0.09)
Income tax effect of reconciling items above	(37)	(0.30)	240	1.90
Non-GAAP adjusted net income (loss) per share	$113	$0.89	$(474)	$(3.75)

CASM excluding fuel and special items reconciliation is summarized below:

	Six Months Ended June 30,
(in cents)	2022		2021		% Change
Consolidated:
CASM	14.81	¢	8.13	¢	82%
Less the following components:
Payroll Support Program grant wage offset	—		(3.84)		NM
Aircraft fuel, including hedging gains and losses	3.82		2.00		91%
Special items - fleet transition and related charges	0.75		0.07		NM
Special items - restructuring charges	—		(0.05)		NM
CASM excluding fuel and special items	10.24	¢	9.95	¢	3%

Mainline:
CASM	13.69	¢	6.72	¢	104%
Less the following components:
Payroll Support Program grant wage offset	—		(4.21)		NM
Aircraft fuel, including hedging gains and losses	3.84		1.75		119%
Special items - fleet transition and related charges	0.56		0.07		NM
Special items - restructuring charges and other	—		(0.06)		NM
CASM excluding fuel and special items	9.29	¢	9.17	¢	1%

OPERATING REVENUE

Total operating revenue increased $2.0 billion, or 87%, during the first six months of 2022 compared to the same period in 2021. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2022	2021	% Change
Passenger revenue	$3,929	$2,011	95%
Mileage Plan other revenue	287	212	35%
Cargo and other	123	101	22%
Total operating revenue	$4,339	$2,324	87%

Passenger revenue

On a consolidated basis, Passenger revenue for the first six months of 2022 increased by $1.9 billion, or 95%, on a 55% increase in passenger traffic and a 26% improvement in ticket yields. Although our airlines experienced operational disruptions in the first half of 2022, demand for both leisure and business travel continues to drive meaningful improvements to revenue results.

We expect Passenger revenue to continue to grow compared to 2021 results as we are flying more capacity, and also due to the relative strength in the demand environment, coupled with incremental revenue from Mileage Plan award redemptions and alliance partners as global travel restrictions have eased.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $75 million, or 35%, in the first six months of 2022. The change is largely due to an increase in commissions from our bank card partners driven by increased consumer spending and improved economics from our new co-branded credit card agreement.

We expect continued strength in Mileage Plan other revenue for the remainder of 2022 relative to the prior year, driven by higher commissions from the new co-branded credit card agreement.

Cargo and other

On a consolidated basis, Cargo and other revenue increased $22 million, or 22%, in the first six months of 2022. Other ancillary revenue was the primary driver of the year-over-year increase, consistent with the return in demand for travel. Incremental freight revenue also contributed, due to greater use of belly capacity which grew on an increase in scheduled departures.

We expect Cargo and other revenue continue to increase compared to 2021 driven by greater ancillary revenue and growth in our cargo business.

OPERATING EXPENSES

Total operating expenses increased $2.4 billion, or 125%, compared to the first six months of 2021. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2022	2021	% Change
Fuel expense	$1,123	$477	135%
Non-fuel operating expenses, excluding special items	3,010	2,371	27%
Payroll Support Program grant wage offset	—	(914)	NM
Special items - impairment charges and other	221	14	NM
Special items - restructuring charges	—	(12)	NM
Total operating expenses	$4,354	$1,936	125%

Fuel expense

Aircraft fuel expense increased $646 million, or 135%, compared to the six months ended June 30, 2021. The elements of the change are illustrated in the table:

	Six Months Ended June 30,
	2022		2021
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,328	$3.61	$552	$1.87
(Gain)/loss on settled hedges	(138)	(0.38)	(7)	(0.02)
Consolidated economic fuel expense	1,190	3.23	$545	$1.85
Mark-to-market fuel hedge adjustments	(67)	(0.18)	(68)	(0.23)
GAAP fuel expense	$1,123	$3.05	$477	$1.62
Fuel gallons		368		294

Raw fuel expense increased 141% in the first six months of 2022 compared to the first six months of 2021, due to significantly higher per gallon costs and increased fuel consumption. Raw fuel expense per gallon increased by approximately 93% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. Crude oil prices have risen 48% while refining margins have more than doubled. Fuel gallons consumed increased 25%, consistent with rising capacity.

We also evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from hedge counterparties for hedges that settle during the period and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. Economic fuel expense includes gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business as it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Gains recognized for hedges that settled in the first six months of 2022 were $138 million, compared to gains of $7 million in the same period in 2021. These amounts represent cash received from settled hedges, offset by cash paid in prior periods for premium expense.

We expect continued pressure in aircraft fuel expense as we progress through 2022, driven by both increased raw fuel and refining margins on increased capacity. We expect our economic fuel cost per gallon in the third quarter to range between $3.79 and $3.89 per gallon. Based on expected raw fuel prices, we will continue to recognize benefits from our fuel hedge portfolio during 2022. We expect the magnitude of the hedge benefit to be lesser in the second half of the year as the strike price of the portfolio approaches projected market cost per barrel.

Non-fuel expenses

	Six Months Ended June 30,
(in millions)	2022	2021	% Change
Wages and benefits	$1,245	$1,003	24%
Variable incentive pay	92	67	37%
Aircraft maintenance	239	183	31%
Aircraft rent	146	124	18%
Landing fees and other rentals	274	273	—%
Contracted services	160	105	52%
Selling expenses	136	74	84%
Depreciation and amortization	206	195	6%
Food and beverage service	91	58	57%
Third-party regional carrier expense	92	67	37%
Other	329	222	48%
Total non-fuel operating expenses, excluding special items	$3,010	$2,371	27%

For the remainder of the year, we generally anticipate recognizing incremental costs as compared to 2021 as we continue to increase our capacity and scheduled departures, and hire additional employees at higher wage rates to staff our operation.

Wages and benefits

Wages and benefits increased by $242 million, or 24%, in the first six months of 2022. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2022	2021	% Change
Wages	$953	$743	28%
Pension - Defined benefit plans service cost	23	26	(12)%
Defined contribution plans	77	58	33%
Medical and other benefits	122	124	(2)%
Payroll taxes	70	52	35%
Total wages and benefits	$1,245	$1,003	24%

Wages increased $210 million, or 28%, in the first six months of 2022, primarily driven by 22% growth in FTEs as Alaska and Horizon hire to support the ramp up in operations, as well as higher wage rates. Increased expense for defined contribution plans and payroll taxes are consistent with the change in wages.

Variable incentive pay

Variable incentive pay expense increased $25 million, or 37%, in the first six months of 2022. The increase is primarily due to the expectation that higher payouts will be achieved under the 2022 Performance Based Pay Plan.

Aircraft maintenance

Aircraft maintenance expense increased by $56 million, or 31%, in the first six months of 2022. Higher maintenance expense is the result of charges recorded for maintenance work to return leased aircraft recorded in the first quarter of 2022 and increased power-by-the-hour charges on covered aircraft, including a new contract for our regional fleet.

Aircraft rent

Aircraft rent expense increased by $22 million, or 18%, in the first six months of 2022. Increased expense is due to the delivery of eight leased Boeing 737-9 aircraft and ten leased E175 aircraft operated by SkyWest since June 30, 2021.

Landing fees and other rentals

Landing fees and other rentals in the first six months of 2022 were flat as compared to the same period in 2021, despite an increase in departures and passengers. Flat expense is due to favorable resolution for certain pandemic period airport accruals, coupled with a reduction in airport rates as traffic returns fees per landing are reduced from 2021 levels.

Contracted services

Contracted services increased by $55 million, or 52%, in the first six months of 2022, driven primarily by increased departures and passengers in line with increased demand, coupled with increased rates charged by vendor partners.

Selling expense

Selling expense increased by $62 million, or 84%, in the first six months of 2022, primarily driven by an increase in distribution costs and credit card commissions incurred with the overall revenue recovery.

Food and beverage service

Food and beverage service increased by $33 million, or 57%, in the first six months of 2022. Incremental food and beverage charges are in line with the 47% increase in revenue passengers as well as additional offerings of on-board products as compared to the prior-year period.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased $25 million, or 37%, in the first six months of 2022. The increase in expense is due to incremental departures flown by SkyWest with ten additional aircraft in operating service as compared to the prior-year period.

We expect third-party regional carrier expense to grow in 2022 as compared to 2021 as we operate incremental E175 aircraft into the CPA with SkyWest through the year.

Other expense

Other expense increased $107 million, or 48%, in the first six months of 2022. Training events, including travel costs, were a significant driver of the increased cost. Incremental crew hotel stays and per diem, consistent with the overall increase in departures and capacity, also contributed to the year-over-year increase.

Special items - fleet transition and related charges

We recorded non-recurring expenses associated with fleet transition and related charges of $221 million in the first six months of 2022. We expect to record additional special charges associated with the fleet transition during 2022, primarily related to accelerated aircraft ownership and lease return expenses. At this time, these costs are estimated to be between $200 million and $250 million for the remainder of 2022, and are subject to change as management continues to evaluate its leased aircraft returns. Refer to Note 2 to the consolidated financial statements for additional details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $201 million in the first six months of 2022, compared to an adjusted pretax loss of $468 million in the same period in 2021. The $669 million improvement was driven by a $1.8 billion increase in Mainline operating revenue offset by a $571 million increase in Mainline fuel expense and a $579 million increase in Mainline non-fuel operating expense.

As compared to the prior year, higher Mainline revenue are primarily attributable to a 62% increase in traffic and a 28% increase in yield, driven by the significant increase in demand. Non-fuel operating expenses increased, driven by higher variable costs, largely consistent with the overall growth in capacity and departures. Higher fuel prices, combined with additional gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $57 million in the first six months of 2022, compared to an adjusted pretax loss of $206 million in the first six months of 2021. Improved results were attributable to a $223 million increase in operating revenue which was the result of higher demand and yields, partially offset by a $74 million increase in fuel costs on higher fuel prices.

Horizon

Horizon reported an adjusted pretax loss of $12 million in the first six months of 2022, compared to an adjusted pretax profit of $26 million in the same period in 2021. The shift to adjusted pretax loss is driven by lower CPA revenue on decreased departures, combined with incremental maintenance expense on E175 aircraft and higher wage and benefit costs on incremental FTEs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities balance of $3.4 billion, and cash flows from operations;

•63 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the three months ended June 30, 2022, we took free and clear delivery of seven Boeing 737-9 aircraft. We also made debt payments totaling $69 million, ending the quarter with a debt-to-capitalization ratio of 50%, within our target range of 40% to 50%. During the second quarter, we received $260 million in federal income tax refunds as a result of filing amended returns to utilize carry back losses from the 2020 tax year.

As our business returns to sustained profitability, reducing outstanding debt, normalizing our on-hand liquidity, and maintaining a strong balance sheet remain high priorities. Our capital expenditures for 2022 are expected to be approximately $1.6 billion, which we plan to fund with cash generated by operating activities and cash on hand.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2022	December 31, 2021	Change
Cash and marketable securities	$3,425	$3,116	10%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	47%	57%	(10) pts
Long-term debt, net of current portion	1,961	2,173	(10)%
Shareholders’ equity	$3,799	$3,801	—%

Debt-to-capitalization, adjusted for operating leases
(in millions)	June 30, 2022	December 31, 2021	Change
Long-term debt, net of current portion	$1,961	$2,173	(10)%
Capitalized operating leases	1,779	1,547	15%
Adjusted debt, net of current portion of long-term debt	$3,740	$3,720	1%
Shareholders' equity	3,799	3,801	—%
Total invested capital	$7,539	$7,521	—%

Debt-to-capitalization, including operating leases	50%	49%	1 pt

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	June 30, 2022	December 31, 2021
Current portion of long-term debt	$342	$366
Current portion of operating lease liabilities	274	268
Long-term debt	1,961	2,173
Long-term operating lease liabilities, net of current portion	1,505	1,279
Total adjusted debt	4,082	4,086
Less: Cash and marketable securities	(3,425)	(3,116)
Adjusted net debt	$657	$970

(in millions)	Twelve Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
GAAP Operating Income(a)	$282	$685
Adjusted for:
Payroll Support Program grant wage offset and special items	208	(925)
Mark-to-market fuel hedge adjustments	(46)	(47)
Depreciation and amortization	405	394
Aircraft rent	276	254
EBITDAR	$1,125	$361
Adjusted net debt to EBITDAR	0.6x	2.7x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2022, net cash provided by operating activities was $1.2 billion, compared to $1.0 billion during the same period in 2021. The $228 million net increase in our operating cash flows is due to a combination of factors. First, we received $260 million in federal income tax refunds during the first six months of 2022. Additionally, growth in our air traffic liability resulting from historic levels of demand led to an increase in operating cash flows of $155 million compared to the same period in the prior year. These amounts were partially offset by uses of cash on increasing operating expenses as the business returned capacity back to the network.

Cash Used in Investing Activities

Cash used in investing activities was $721 million during the first six months of 2022, compared to $1.1 billion during the same period of 2021. Cash used in capital expenditures for aircraft purchase deposits and other property and equipment was $632 million in the first six months of 2022, compared to $102 million in the first six months of 2021. This increase in cash used in capital expenditures was offset by a decrease in net purchases of marketable securities, which were $87 million in the first six months of 2022, compared to $963 million in the first six months of 2021.

Cash Used in Financing Activities

Cash used in financing activities was $206 million during the first six months of 2022, compared to $281 million during the same period in 2021. During the first six months of 2022, we had no new proceeds from issuance of debt and utilized cash on hand to repay $239 million of outstanding long-term debt, compared to debt proceeds of $363 million and payments of $681 million during the same period in 2021.

MATERIAL CASH COMMITMENTS

Aircraft Commitments

As of June 30, 2022, Alaska has firm orders to purchase 60 Boeing 737 aircraft with deliveries in 2022 through 2024 and firm commitments to lease six Boeing 737-9 aircraft with deliveries in 2022 and 2023. Alaska has options to acquire up to 11 additional Boeing 737-9 aircraft and 41 additional Boeing 737-10 aircraft with deliveries between 2024 and 2026. Horizon has commitments to purchase 20 Embraer E175 aircraft with deliveries between 2022 and 2026. Horizon has options to acquire 13 Embraer E175 aircraft between 2024 and 2025. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of June 30, 2022:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	June 30, 2022	2022 Additions	2022 Removals	Dec 31, 2022	2023 Changes	Dec 31, 2023	2024 Changes	Dec 31, 2024
B737-700 Freighters	3	—	—	3	—	3	—	3
B737-800 Freighters	—	—	—	—	2	2	—	2
B737-700	11	—	—	11	—	11	—	11
B737-800	61	—	—	61	(2)	59	—	59
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-8	—	—	—	—	5	5	5	10
B737-9	28	14	—	42	31	73	5	78
B737-10	—	—	—	—	—	—	6	6
A320(c)	29	—	(16)	13	(13)	—	—	—
A321neo	10	—	—	10	(10)	—	—	—
Total Mainline Fleet	233	14	(16)	231	13	244	16	260
Q400 operated by Horizon(c)	32	—	(11)	21	(21)	—	—	—
E175 operated by Horizon	30	3	—	33	8	41	3	44
E175 operated by third party(d)	42	—	—	42	—	42	—	42
Total Regional Fleet(b)	104	3	(11)	96	(13)	83	3	86
Total	337	17	(27)	327	—	327	19	346
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted or agreed to by counterparties yet.
(b)Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party, which are not yet contracted.
(c)In the first quarter of 2022, management announced its intention to accelerate the retirement of the A320 and Q400 aircraft and remove them from the operating fleet by early 2023. Management continues to refine anticipated removal dates for individual aircraft, and as such, timing of removals may shift between 2022 and 2023.
(d)Alaska intends to expand its long-term capacity purchase agreement with SkyWest Airlines by one Embraer E175 aircraft, with expected delivery in 2025.

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

	Approximate % of Expected Fuel Requirements(a)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2022	60%	$80	$3
Fourth Quarter 2022	60%	$88	$5
Remainder of 2022	60%	$84	$4
First Quarter of 2023	40%	$91	$7
Second Quarter of 2023	30%	$97	$7
Third Quarter of 2023	20%	$106	$8
Fourth Quarter of 2023	10%	$108	$9
Full Year 2023	25%	$98	$7
(a)We are hedged at approximately 60% of expected fuel consumption for the remainder of 2022 due to schedule reductions that occurred subsequent to the Company entering these positions.

Contractual Obligations

The following table provides a summary of our contractual obligations as of June 30, 2022. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2022	2023	2024	2025	2026	Beyond 2026	Total
Debt obligations	$146	$329	$235	$256	$176	$1,178	$2,320
Aircraft lease commitments(a)	167	279	222	217	213	896	1,994
Facility lease commitments	9	16	9	8	8	86	136
Aircraft-related commitments(b)	834	1,932	388	124	113	275	3,666
Interest obligations (c)	44	97	68	53	56	151	469
Other obligations (d)	100	199	206	210	207	832	1,754
Total	$1,300	$2,852	$1,128	$868	$773	$3,418	$10,339
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
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of June 30, 2022.
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

The number of miles that will not be redeemed for travel (breakage):

Following its review of significant Mileage Plan assumptions, the Company updated its breakage estimate for the portion of loyalty mileage credits not expected to be redeemed, effective January 1, 2022. This update was made following a study that used a statistical analysis of historical data. At June 30, 2022, the deferred revenue balance associated with the Mileage Plan program was $2.4 billion. A hypothetical 1% change in the amount of outstanding miles estimated to be redeemed would result in an approximately $7 million impact on annual revenue recognized.

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

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus 320 family and Airbus 321neo jets and all associated revenue and costs

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. The court certified a class of approximately 1,800 flight attendants in November 2016. The Company pursued numerous appeal paths following a February 2019 federal district court order against Virgin America and Alaska Airlines awarding plaintiffs approximately $78 million, including approximately $25 million in penalties under California’s Private Attorneys General Act (PAGA). An appellate court reversed portions of the lower court decision and significantly reduced the PAGA penalties and total judgment value. In June 2022, the U.S. Supreme Court declined to take the Company’s appeal for a conclusive ruling that the California laws on which the judgment is based are invalid as applied to airlines. The decision leaves open the possibility that other states in the Ninth Circuit judicial district may attempt to apply similar laws to airlines.

The final total judgment amount has not been determined by the lower court as of the date of this filing. Based on the facts and circumstances available, the Company believes the range of potential loss to be between $0 and $22 million, and holds an accrual for $22 million in Other accrued liabilities on the condensed consolidated balance sheets. The Company is analyzing a range of potential options to balance new compliance obligations with operational and labor considerations. Some or all of these solutions may have an adverse impact on the Company’s operations and financial position due in part to the unresolved conflicts between the laws and federal regulations applicable to airlines.

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

As of June 30, 2022, a total of 1,455,438 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,127 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock and will expire on the fifth anniversary of the issue date of the warrant. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance and Controller

August 2, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1#†	Supplement Agreement No. 20 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q
10.2#†	Amendment No. 19 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
10.3*†	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing November 1, 2022	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain confidential portions have been redacted from this exhibit in accordance with Item 601(b)(10) of Regulation S-K under the Securities Exchange Act of 1934, as amended.