Form 10-Q
period 2022-09-30
ALASKA AIR GROUP, INC.
filed 2022-11-03
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant has 126,837,831 common shares, par value $0.01, outstanding at October 31, 2022.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$688	$470
Marketable securities	2,462	2,646
Total cash and marketable securities	3,150	3,116
Receivables - net	345	546
Inventories and supplies - net	94	62
Prepaid expenses and other current assets	221	196
Total Current Assets	3,810	3,920

Property and Equipment
Aircraft and other flight equipment	8,811	8,127
Other property and equipment	1,589	1,489
Deposits for future flight equipment	300	384
	10,700	10,000
Less accumulated depreciation and amortization	4,046	3,862
Total Property and Equipment - Net	6,654	6,138

Other Assets
Operating lease assets	1,605	1,453
Goodwill and intangible assets	2,040	2,044
Other noncurrent assets	422	396
Total Other Assets	4,067	3,893

Total Assets	$14,531	$13,951

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$202	$200
Accrued wages, vacation and payroll taxes	583	457
Air traffic liability	1,467	1,163
Other accrued liabilities	805	625
Deferred revenue	1,068	912
Current portion of operating lease liabilities	263	268
Current portion of long-term debt	321	366
Total Current Liabilities	4,709	3,991

Long-Term Debt, Net of Current Portion	1,889	2,173

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,482	1,279
Deferred income taxes	571	578
Deferred revenue	1,413	1,446
Obligation for pension and post-retirement medical benefits	296	305
Other liabilities	345	378
Total Noncurrent Liabilities	4,107	3,986

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2022 - 136,184,043 shares; 2021 - 135,255,808 shares, Outstanding: 2022 - 126,834,099 shares; 2021 - 125,905,864 shares	1	1
Capital in excess of par value	549	494
Treasury stock (common), at cost: 2022 - 9,349,944 shares; 2021 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(328)	(262)
Retained earnings	4,278	4,242
	3,826	3,801
Total Liabilities and Shareholders' Equity	$14,531	$13,951

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Passenger revenue	$2,615	$1,774	$6,544	$3,785
Mileage Plan other revenue	146	120	433	332
Cargo and other	67	59	190	160
Total Operating Revenues	2,828	1,953	7,167	4,277
Operating Expenses
Wages and benefits	686	578	1,931	1,581
Variable incentive pay	48	42	140	109
Payroll Support Program grant wage offset	—	—	—	(914)
Aircraft fuel, including hedging gains and losses	877	376	2,000	853
Aircraft maintenance	92	89	331	272
Aircraft rent	76	64	222	188
Landing fees and other rentals	161	141	435	414
Contracted services	83	62	243	167
Selling expenses	82	49	218	123
Depreciation and amortization	104	99	310	294
Food and beverage service	52	39	143	97
Third-party regional carrier expense	53	39	145	106
Other	207	126	536	348
Special items - fleet transition	155	(9)	376	5
Special items - labor ratification bonus	90	—	90	—
Special items - restructuring	—	—	—	(12)
Total Operating Expenses	2,766	1,695	7,120	3,631
Operating Income	62	258	47	646

Non-operating Income (Expense)
Interest income	17	6	35	19
Interest expense	(31)	(30)	(84)	(101)
Interest capitalized	3	3	8	9
Other - net	14	8	38	27
Total Non-operating Income (Expense)	3	(13)	(3)	(46)
Income Before Income Tax	65	245	44	600
Income tax expense	25	51	8	140
Net Income	$40	$194	$36	$460

Basic Earnings Per Share:	$0.32	$1.55	$0.28	$3.69
Diluted Earnings Per Share:	$0.31	$1.53	$0.28	$3.64
Shares used for computation:
Basic	126.783	125.250	126.440	124.846
Diluted	128.370	127.188	128.087	126.325

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Income	$40	$194	$36	$460
Other comprehensive income (loss), net of tax
Marketable securities	(26)	(3)	(86)	(16)
Employee benefit plans	1	6	2	19
Interest rate derivative instruments	5	2	18	9
Total other comprehensive income (loss), net of tax	$(20)	$5	$(66)	$12

Total comprehensive income (loss), net	$20	$199	$(30)	$472

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
Net income (loss)	—	—	—	—	—	(143)	(143)
Other comprehensive income (loss)	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	13	—	—	—	13
Stock issued under stock plans	0.182	—	(4)	—	—	—	(4)
Balances at March 31, 2022	126.088	$1	$503	$(674)	$(292)	$4,099	$3,637
Net income (loss)	—	—	—	—	—	139	139
Other comprehensive income (loss)	—	—	—	—	(16)	—	(16)
Stock-based compensation	0.017	—	9	—	—	—	9
Stock issued for employee stock purchase plan	0.643	—	30	—	—	—	30
Stock issued under stock plans	0.012	—	—	—	—	—	—
Balances at June 30, 2022	126.760	$1	$542	$(674)	$(308)	$4,238	$3,799
Net income (loss)	—	—	—	—	—	40	40
Other comprehensive income (loss)	—	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	8	—	—	—	8
Stock issued under stock plans	0.074	—	(1)	—	—	—	(1)
Balances at September 30, 2022	126.834	$1	$549	$(674)	$(328)	$4,278	$3,826

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
Net income (loss)	—	—	—	—	—	(131)	(131)
Other comprehensive income (loss)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	12
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued under stock plans	0.225	—	(2)	—	—	—	(2)
Balance at March 31, 2021	124.442	$1	$409	$(674)	$(494)	$3,633	$2,875
Net income (loss)	—	—	—	—	—	397	397
Other comprehensive income (loss)	—	—	—	—	7	—	7
Stock-based compensation	0.009	—	13	—	—	—	13
CARES Act warrant issuance	—	—	8	—	—	—	8
Stock issued for employee stock purchase plan	0.716	—	23	—	—	—	23
Stock issued under stock plans	0.062	—	1	—	—	—	1
Balances at June 30, 2021	125.229	$1	$454	$(674)	$(487)	$4,030	$3,324
Net income (loss)	—	—	—	—	—	194	194
Other comprehensive income (loss)	—	—	—	—	5	—	5
Stock-based compensation	—	—	10	—	—	—	10
Stock issued under stock plans	0.076	—	(2)	—	—	—	(2)
Balances at September 30, 2021	125.305	$1	$462	$(674)	$(482)	$4,224	$3,531

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net Income	$36	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	294
Stock-based compensation and other	33	35
Special items - fleet transition	376	5
Special items - restructuring	—	(12)
Changes in certain assets and liabilities:
Changes in deferred tax provision	—	95
Increase in accounts receivable	(59)	(56)
Increase in air traffic liability	304	152
Increase in deferred revenue	123	73
Pension contribution	—	(100)
Federal income tax refund	260	—
Other - net	26	(45)
Net cash provided by operating activities	1,409	901
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(688)	(52)
Other flight equipment	(156)	(78)
Other property and equipment	(103)	(60)
Total property and equipment additions, including capitalized interest	(947)	(190)
Purchases of marketable securities	(1,670)	(3,413)
Sales and maturities of marketable securities	1,731	2,669
Other investing activities	(2)	(9)
Net cash used in investing activities	(888)	(943)
Cash flows from financing activities:
Proceeds from issuance of debt	—	363
Long-term debt payments	(333)	(1,222)
Other financing activities	37	34
Net cash used in financing activities	(296)	(825)
Net increase (decrease) in cash, cash equivalents, and restricted cash	225	(867)
Cash, cash equivalents, and restricted cash at beginning of period	494	1,386
Cash, cash equivalents, and restricted cash at end of the period	$719	$519

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash paid during the period for:
Interest (net of amount capitalized)	$72	$100
Income taxes	—	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	419	126

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	688	495
Restricted cash included in Prepaid expenses and other current assets	31	24
Total cash, cash equivalents, and restricted cash at end of the period	$719	$519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to the impacts of the coronavirus (COVID-19) pandemic on the Company's business, these estimates and assumptions require more judgment than they would otherwise given the uncertainty of the future demand for air travel, among other considerations. Further, due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of operating results for the entire year.

NOTE 2. FLEET TRANSITION

In the first quarter of 2022, the Company announced plans to accelerate the transition of its mainline operations to an all-Boeing 737 fleet. It also announced plans to transition its regional operations to an all-Embraer fleet, retiring the Q400 fleet. Under these plans, Alaska is accelerating the retirement of its Airbus A320 aircraft, with all expected to exit the fleet by January 2023. Alaska also operates Airbus A321neo aircraft, and plans to remove them from its fleet by the end of 2023, subject to agreement with counterparties. The Company operated 23 A320 and ten A321neo aircraft as of September 30, 2022. Horizon plans to retire its Q400 fleet, which includes 19 owned and three leased aircraft in operation as of September 30, 2022, in January 2023.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the total carrying amount of an asset or asset group may not be recoverable. During the first quarter of 2022, the Company recorded an impairment charge of $70 million related to the Q400 fleet, reflecting the amount by which carrying value exceeded fair value of the owned Q400 aircraft as of March 31, 2022. This amount was recorded within the "Special items - fleet transition" line in the consolidated statement of operations. Refer to Note 2 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 for additional details.

In the second quarter, the Company adjusted useful lives and depreciation schedules for Airbus and Q400 capitalized leasehold improvements, spare engines, inventory, and other fixed assets, as well as the amortization schedules for the right of use assets and aircraft rent expenses. These accelerated schedules are based on the dates the aircraft are expected to be removed from operating service. Incremental costs associated with the accelerated schedules are recognized within the "Special items - fleet transition" line item.

The Company has estimated future lease return costs for the leased Airbus aircraft. Costs of returning leased aircraft begin accruing when the costs are probable and reasonably estimable, and are recognized over the remaining operating life of the aircraft. These estimates are based on the time remaining on the lease, planned aircraft usage, and lease terms. These estimates may change as actual amounts due to any lessor upon return may not be known with certainty until lease termination. In the third quarter, all lease return costs were recorded within the "Special items - fleet transition" line in the consolidated statement of operations.

A summary of special charges for fleet transition activities is included below for the three and nine months ended September 30, 2022. The impairment charges are one-time in nature, while the other special charges continue to be recorded consistent with the schedules described above. The majority of remaining charges will be recorded in 2022 with additional charges associated with the Airbus A321neo aircraft to be recorded in 2023. The Company will continue to evaluate the need for further impairment or adjustments for owned and leased long-lived assets as fleet decisions evolve.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	Airbus	Q400	Total	Airbus	Q400	Total
Lease return costs and other expenses	$75	$—	$75	$183	$—	$183
Accelerated aircraft ownership expenses	62	18	80	102	21	123
Impairment of long-lived assets	—	—	—	—	70	70
Total special items - fleet transition	$137	$18	$155	$285	$91	$376

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Passenger ticket revenue, including ticket breakage, net of taxes and fees	$2,252	$1,483	$5,536	$3,122
Passenger ancillary revenue	127	101	337	235
Mileage Plan passenger revenue	236	190	671	428
Total Passenger revenue	$2,615	$1,774	$6,544	$3,785

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Passenger revenue	$236	$190	$671	$428
Mileage Plan other revenue	146	120	433	332
Total Mileage Plan revenue	$382	$310	$1,104	$760

Cargo and Other

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cargo revenue	$37	$34	$102	$95
Other revenue	30	25	88	65
Total Cargo and other revenue	$67	$59	$190	$160

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $65 million and $101 million from the prior year-end air traffic liability balance for the three months ended September 30, 2022 and 2021, and $587 million and $276 million for the nine months ended September 30, 2022 and 2021.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $80 million of such receivables as of September 30, 2022 and $64 million as of December 31, 2021.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Nine Months Ended September 30,
	2022	2021
Total Deferred revenue balance at January 1	$2,358	$2,277
Travel miles and companion certificate redemption - Passenger revenue	(632)	(428)
Miles redeemed on partner airlines - Other revenue	(45)	(30)
Increase in liability for mileage credits issued	800	531
Total Deferred revenue balance at September 30	$2,481	$2,350
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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2022, total cost basis for all marketable securities was $2.6 billion, compared to a total fair value of $2.5 billion. The decline in value is primarily due to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of available information as of September 30, 2022.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$532	$—	$532	$331	$—	$331
Equity mutual funds	5	—	5	6	—	6
Foreign government bonds	—	25	25	—	38	38
Asset-backed securities	—	260	260	—	311	311
Mortgage-backed securities	—	208	208	—	232	232
Corporate notes and bonds	—	1,384	1,384	—	1,663	1,663
Municipal securities	—	48	48	—	65	65
Total Marketable securities	537	1,925	2,462	337	2,309	2,646
Derivative instruments
Fuel hedge - call options	—	51	51	—	81	81
Interest rate swap agreements	—	15	15	—	—	—
Total Assets	$537	$1,991	$2,528	$337	$2,390	$2,727

Liabilities
Derivative instruments
Interest rate swap agreements	—	—	—	—	(9)	(9)
Total Liabilities	$—	$—	$—	$—	$(9)	$(9)

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

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

September 30, 2022	Cost Basis	Fair Value
Due in one year or less	$738	$729
Due after one year through five years	1,811	1,704
Due after five years	26	24
Total	$2,575	$2,457

As of September 30, 2022, $5 million of total marketable securities do not have a maturity date and are therefore excluded from the total fair value of maturities for marketable securities above.

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

Debt: To estimate the fair value of all fixed-rate debt as of September 30, 2022, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $708 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	September 30, 2022	December 31, 2021
Total fixed-rate debt	$1,664	$1,821

Estimated fair value	$1,610	$1,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded during the nine months ended September 30, 2022.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheet (in millions):

	September 30, 2022	December 31, 2021
Fixed-rate notes payable due through 2029	$117	$163
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	947	1,058
Variable-rate notes payable due through 2029	562	738
Less debt issuance costs	(16)	(20)
Total debt	2,210	2,539
Less current portion	321	366
Long-term debt, less current portion	$1,889	$2,173

Weighted-average fixed-interest rate	3.5%	3.7%
Weighted-average variable-interest rate	4.2%	1.3%

Approximately $353 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2022, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.5%.

During the nine months ended September 30, 2022, the Company made scheduled debt payments of $316 million and prepayments of $17 million for loans related to Q400 aircraft.

Debt Maturity

At September 30, 2022, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2022	$52
2023	309
2024	238
2025	273
2026	176
Thereafter	1,178
Total	$2,226

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of September 30, 2022. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2023 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at September 30, 2022.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$12	$13	$34	$39
Pension expense included in Wages and benefits	12	13	34	39

Interest cost	17	14	49	42
Expected return on assets	(32)	(30)	(96)	(91)
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Recognized actuarial loss	2	9	6	27
Pension expense included in Non-operating Income (Expense)	$(14)	$(8)	$(42)	$(23)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of September 30, 2022 (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements (b)
Remainder of 2022	$529	$41
2023	2,124	172
2024	512	178
2025	254	186
2026	249	186
Thereafter	738	763
Total	$4,406	$1,526
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b)Includes all non-aircraft lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircraft and engines. In the second quarter of 2022, Horizon amended its aircraft purchase agreement with Embraer, adding eight firm E175 deliveries between 2023 and 2026 and 13 options to purchase additional aircraft with deliveries between 2024 and 2025. The aircraft covered by the amendment may be assigned by Horizon to another entity. Horizon intends to take delivery of and operate all firm E175 aircraft.

Details for contractual aircraft commitments as of September 30, 2022 are outlined in the table below.

	Firm Orders	Options	Total
Aircraft Type	2022-2026	2024-2026	2022-2026
Boeing 737-8	10	—	10
Boeing 737-9	40	11	51
Boeing 737-10	6	41	47
Embraer E175	20	13	33
Total	76	65	141

The fleet commitments outlined above represent the contractual commitments as defined in Alaska's existing order with Boeing as of September 30, 2022. Alaska has received information from Boeing indicating that certain 737 deliveries in 2022 and 2023 are expected to be delayed to 2023 and 2024. Alaska will continue to work with Boeing on delivery timelines that reflect Alaska's plans for growth.

Subsequent to quarter end, Alaska executed an agreement with Boeing to exercise options to purchase 52 737 aircraft for delivery between 2024 and 2027. The agreement also secures rights for 105 additional aircraft through 2030. The incremental firm purchase commitments per the agreement are not contractually obligated at September 30, 2022, and are not reflected in the future minimum payments table above.

Aircraft Maintenance

Aircraft maintenance commitments include contractual commitments for engine maintenance agreements requiring monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements transfer certain risks to the third-party service provider. Alaska has a contract for maintenance on its Boeing 737-800 aircraft engines through 2033. In the third quarter of 2022, Alaska entered into a contract for maintenance on its Boeing 737-900ER aircraft engines with minimum payments effective 2023 through 2033. Horizon has a contract for maintenance on its Embraer E175 aircraft engines through 2033.

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

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. The Virgin Group asserts that payments are required without regard to actual use of the mark. A trial was held in October 2022, and a decision is expected soon. Further legal proceedings are likely to take place before the matter is resolved. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The Company repurchased 7.6 million shares for $544 million under this program. In March 2020, subject to restrictions under the Coronavirus Aid, Relief, and Economic Securities (CARES) Act, the Company suspended the share repurchase program indefinitely. These restrictions ended on October 1, 2022.
CARES Act Warrant Issuances
As additional taxpayer protection required under the Payroll Support Program (PSP) under the CARES Act, the Company granted the Treasury a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term.
The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.

Total warrants outstanding are as follows as of September 30, 2022:

	Number of warrants outstanding	Strike Price
PSP 1	928,126	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Outstanding September 30, 2022	1,882,517

Accumulated other comprehensive loss
A roll forward of the amounts included in accumulated other comprehensive loss, net of tax (in millions), is shown below for the three and nine months ended September 30, 2022:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at June 30, 2022, net of tax effect of $98	$(64)	$(251)	$7	$(308)
Reclassifications into earnings, net of tax impact of $0	2	1	—	3
Change in value, net of tax impact of $6	(28)	—	5	(23)
Balance at September 30, 2022, net of tax effect of $104	$(90)	$(250)	$12	$(328)

Balance at December 31, 2021, net of tax effect of $83	$(4)	$(252)	$(6)	$(262)
Reclassifications into earnings, net of tax impact of $1	6	2	—	8
Change in value, net of tax impact of $20	(92)	—	18	(74)
Balance at September 30, 2022, net of tax effect of $104	$(90)	$(250)	$12	$(328)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, restricted stock units, and warrants, using the treasury-stock method. For the three and nine months ended September 30, 2022 and September 30, 2021, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$2,217	$398	$—	$—	$2,615	$—	$2,615
CPA revenues	—	—	93	(93)	—	—	—
Mileage Plan other revenue	133	13	—	—	146	—	146
Cargo and other	65	—	—	2	67	—	67
Total Operating Revenues	2,415	411	93	(91)	2,828	—	2,828
Operating Expenses
Operating expenses, excluding fuel	1,352	292	94	(94)	1,644	245	1,889
Fuel expense	625	121	—	—	746	131	877
Total Operating Expenses	1,977	413	94	(94)	2,390	376	2,766
Non-operating Income (Expense)	8	—	(5)	—	3	—	3
Income (Loss) Before Income Tax	$446	$(2)	$(6)	$3	$441	$(376)	$65
Pretax Margin					15.6%		2.3%

	Three Months Ended September 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$1,425	$349	$—	$—	$1,774	$—	$1,774
CPA revenues	—	—	107	(107)	—	—	—
Mileage Plan other revenue	105	15	—	—	120	—	120
Cargo and other	58	—	—	1	59	—	59
Total Operating Revenues	1,588	364	107	(106)	1,953	—	1,953
Operating Expenses
Operating expenses, excluding fuel	1,060	288	93	(113)	1,328	(9)	1,319
Fuel expense	299	77	—	—	376	—	376
Total Operating Expenses	1,359	365	93	(113)	1,704	(9)	1,695
Non-operating Income (Expense)	(8)	—	(6)	1	(13)	—	(13)
Income (Loss) Before Income Tax	$221	$(1)	$8	$8	$236	$9	$245
Pretax Margin					12.1%		12.5%

	Nine Months Ended September 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$5,488	$1,056	$—	$—	$6,544	$—	$6,544
CPA revenues	—	—	288	(288)	—	—	—
Mileage Plan other revenue	392	41	—	—	433	—	433
Cargo and other	186	—	—	4	190	—	190
Total Operating Revenues	6,066	1,097	288	(284)	7,167	—	7,167
Operating Expenses
Operating expenses, excluding fuel	3,808	843	291	(288)	4,654	466	5,120
Fuel expense	1,623	313	—	—	1,936	64	2,000
Total Operating Expenses	5,431	1,156	291	(288)	6,590	530	7,120
Non-operating Income (Expense)	12	—	(15)	—	(3)	—	(3)
Income (Loss) Before Income Tax	$647	$(59)	$(18)	$4	$574	$(530)	$44
Pretax Margin					8.0%		0.6%

	Nine Months Ended September 30, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenues
Passenger revenues	$3,003	$782	$—	$—	$3,785	$—	$3,785
CPA revenues	—	—	322	(322)	—	—	—
Mileage Plan other revenue	287	45	—	—	332	—	332
Cargo and other	157	—	—	3	160	—	160
Total Operating Revenues	3,447	827	322	(319)	4,277	—	4,277
Operating Expenses
Operating expenses, excluding fuel	2,937	839	272	(349)	3,699	(921)	2,778
Fuel expense	726	195	—	—	921	(68)	853
Total Operating Expenses	3,663	1,034	272	(349)	4,620	(989)	3,631
Non-operating Income (Expense)	(31)	—	(16)	1	(46)	—	(46)
Income (Loss) Before Income Tax	$(247)	$(207)	$34	$31	$(389)	$989	$600
Pretax Margin					(9.1)%		14.0%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c)Includes Payroll Support Program grant wage offsets, special items, and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	September 30, 2022	December 31, 2021
Mainline	$20,065	$19,258
Horizon	1,115	1,212
Consolidating & Other	(6,649)	(6,519)
Consolidated	$14,531	$13,951

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. This overview summarizes the MD&A, which includes the following sections:

•Third Quarter Review—highlights from the third quarter of 2022 outlining some of the major events that occurred during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2022. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2022.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Third Quarter Results

We recorded consolidated pretax income for the third quarter of 2022 under GAAP of $65 million, compared to consolidated pretax income of $245 million in the third quarter of 2021. On an adjusted basis, we reported consolidated pretax income for the quarter of $441 million, compared to consolidated pretax income of $236 million in the same period of 2021. Strong demand for passenger air travel combined with excellent operational performance enabled Air Group to deliver record breaking quarterly revenue in the third quarter.

In the third quarter non-fuel operating expense, excluding special items, increased 24% over the prior year period. The increase was driven by incremental departure related costs on 13% more flown capacity, as well as higher wages and training costs. Costs were also pressured by the impact of new labor agreements, elevated staff levels relative to our level of flying, and a one-time charge of $28 million associated with gifting each of our employees 90,000 Mileage Plan miles. Fuel costs remain elevated, resulting in a 133% increase over the prior year period. Although our hedging program provided a benefit of $29 million for the quarter, total fuel cost exceeded 2021 levels due primarily to a 79% increase in economic price per gallon. We also incurred special charges of $245 million, including $155 million related to our Airbus and Q400 fleet transitions and $90 million in ratification bonuses from the new collective bargaining agreement with Alaska pilots.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2021, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

Labor Update

During the third quarter, we reached three new labor agreements. In August 2022, Alaska's employees represented by the International Association of Machinists and Aerospace Workers ratified a two-year contract extension that includes increased pay with added steps to ensure wage rates remain competitive. In September 2022, Horizon pilots represented by the International Brotherhood of Teamsters ratified an agreement that includes increased pay and improved benefits designed to improve pilot retention. In September 2022, Alaska pilots represented by the Air Line Pilots Association reached a tentative agreement for a new contract with management. The agreement was ratified subsequent to quarter end in October 2022. The new agreement includes increased pay and benefits as well as improvements to job security and scheduling. Also in October 2022, the Company opened negotiations with Alaska's flight attendants, whose contract becomes amendable in December 2022.

As a result of these new agreements, we recorded $35 million in additional costs in the third quarter due to increased wage rates and improvements to a slate of benefits. For the fourth quarter, we expect to record additional costs between $55 million and $60 million.

Environmental, Social and Governance Updates

In order to achieve our long-term target of zero carbon emissions by 2040, the use of sustainable aviation fuel (SAF) will play a crucial role. During the quarter, we signed an agreement with Gevo Inc. to purchase 185 million gallons of SAF to be delivered over the five year term of the agreement beginning in 2026. We also launched a new initiative in partnership with Microsoft, Boeing, and Washington State University to expand the use of SAF in business travel and increase education on sustainable travel topics.

Delivering on our diversity, equity, and inclusion goals is critical to our long-term success. As a reflection of our commitment to these goals, we have tied a portion of long-term executive compensation to achievement of diversity goals. Additionally, we have incorporated a carbon emissions target into our company-wide Performance Based Pay Plan, which is currently tracking to maximum achievement.

Outlook

We remain committed to our transition to a single fleet for both our mainline and regional operations, which will best position our airlines for long-term sustainable growth. In working toward this goal, our capacity for the fourth quarter is expected to be temporarily constrained as we focus on pilot transition training. As a result, we anticipate capacity for the fourth quarter to be down 7% to 10% versus 2019, with full year capacity down 8% to 9%. Lower capacity, coupled with pressures from wages and training costs, has shifted our expectation for fourth quarter CASMex to be up 20% to 23% over 2019. Continued strength in the demand environment is expected to generate revenue 12% to 15% over 2019 levels. For the full year, we continue to anticipate adjusted pretax margins will range between 6% to 9%.

Our plans will continue to be responsive to emerging information and the guidance we have provided above is subject to greater uncertainty than we have historically experienced. As we leverage our network, Mileage Plan program, and fleet for growth, our people are focused on keeping costs low and running a strong operation. These are competitive advantages we have cultivated over many years that will continue to serve us in the remainder of 2022 and beyond.

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

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are nonrecurring, infrequent, or unusual in nature.

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	11,437	9,832	16.3%	31,137	23,211	34.1%
RPMs (000,000) "traffic"	14,143	11,592	22.0%	38,475	27,319	40.8%
ASMs (000,000) "capacity"	16,349	14,429	13.3%	45,743	38,238	19.6%
Load factor	86.5%	80.3%	6.2 pts	84.1%	71.4%	12.7 pts
Yield	18.48¢	15.30¢	20.8%	17.01¢	13.85¢	22.8%
RASM	17.30¢	13.54¢	27.8%	15.67¢	11.19¢	40.0%
CASM excluding fuel and special items(b)	10.05¢	9.21¢	9.1%	10.17¢	9.67¢	5.2%
Economic fuel cost per gallon(b)	$3.66	$2.05	78.5%	$3.38	$1.93	75.1%
Fuel gallons (000,000)	204	183	11.5%	573	477	20.1%
ASMs per fuel gallon	80.1	78.8	1.6%	79.8	80.2	(0.5)%
Average full-time equivalent employees (FTEs)	22,878	20,315	12.6%	22,354	18,819	18.8%
Mainline Operating Statistics:
Revenue passengers (000)	8,671	7,065	22.7%	23,557	16,367	43.9%
RPMs (000,000) "traffic"	12,846	10,122	26.9%	34,818	23,677	47.1%
ASMs (000,000) "capacity"	14,782	12,540	17.9%	41,221	33,004	24.9%
Load factor	86.9%	80.7%	6.2 pts	84.5%	71.7%	12.8 pts
Yield	17.26¢	14.08¢	22.6%	15.76¢	12.68¢	24.3%
RASM	16.34¢	12.66¢	29.1%	14.72¢	10.44¢	41.0%
CASM excluding fuel and special items(b)	9.15¢	8.45¢	8.3%	9.24¢	8.90¢	3.8%
Economic fuel cost per gallon(b)	$3.61	$2.03	77.8%	$3.35	$1.91	75.4%
Fuel gallons (000,000)	173	147	17.7%	484	380	27.4%
ASMs per fuel gallon	85.4	85.3	0.1%	85.2	86.9	(2.0)%
Average FTEs	17,453	15,116	15.5%	17,035	13,870	22.8%
Aircraft utilization	10.5	10.2	2.9%	10.4	9.6	8.3%
Average aircraft stage length	1,347	1,313	2.6%	1,348	1,313	2.7%
Operating fleet(d)	232	210	22 a/c	232	210	22 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,767	2,767	—%	7,579	6,843	10.8%
RPMs (000,000) "traffic"	1,297	1,470	(11.8)%	3,657	3,642	0.4%
ASMs (000,000) "capacity"	1,567	1,889	(17.0)%	4,522	5,235	(13.6)%
Load factor	82.8%	77.8%	5.0 pts	80.9%	69.6%	11.3 pts
Yield	30.69¢	23.72¢	29.4%	28.88¢	21.47¢	34.5%
RASM	26.23¢	19.26¢	36.2%	24.26¢	15.80¢	53.5%
Operating fleet(d)	94	94	— a/c	94	94	— a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Reflects all aircraft in operating service at September 30, 2022.

Given the unusual nature of 2021 and 2020, we believe that some analysis of specific financial and operational results compared to 2019 provides meaningful insight. The table below includes comparative results from 2022 to 2019.

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2022 Compared to 2019 (unaudited)
Alaska Air Group, Inc.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2019	Change	2022	2019	Change
Passenger revenue	$2,615	$2,211	18%	$6,544	$6,038	8%
Mileage plan other revenue	146	118	24%	433	346	25%
Cargo and other	67	60	12%	190	169	12%
Total operating revenue	$2,828	$2,389	18%	$7,167	$6,553	9%

Operating expense, excluding fuel and special items	$1,644	$1,476	11%	$4,654	$4,295	8%
Aircraft fuel, including hedging gains and losses	877	486	80%	2,000	1,408	42%
Special items	245	5	NM	466	39	NM
Total operating expenses	$2,766	$1,967	41%	$7,120	$5,742	24%

Total non-operating income (expense)	3	(6)	(150)%	(3)	(38)	(92)%
Income before income tax	$65	$416	(84)%	$44	$773	(94)%

Consolidated Operating Statistics:
Revenue passengers (000)	11,437	12,574	(9)%	31,137	35,018	(11)%
RPMs (000,000) "traffic"	14,143	15,026	(6)%	38,475	42,113	(9)%
ASMs (000,000) "capacity"	16,349	17,519	(7)%	45,743	50,006	(9)%
Load Factor	86.5%	85.8%	0.7 pts	84.1%	84.2%	(0.1) pts
Yield	18.48¢	14.71¢	26%	17.01¢	14.34¢	19%
RASM	17.30¢	13.64¢	27%	15.67¢	13.10¢	20%
CASMex	10.05¢	8.43¢	19%	10.17¢	8.59¢	18%
FTEs	22,878	22,247	3%	22,354	22,000	2%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2022 TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Our consolidated net income for the three months ended September 30, 2022 was $40 million, or $0.31 per share, compared to a consolidated net income of $194 million, or $1.53 per share, for the three months ended September 30, 2021.

Excluding the impact of special items and mark-to-market fuel hedge adjustments, our adjusted net income for the third quarter of 2022 was $325 million, or $2.53 per share, compared to an adjusted net income of $187 million, or $1.47 per share, in the third quarter of 2021. The following table reconciles our adjusted net income per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2022		2021
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$40	$0.31	$194	$1.53
Mark-to-market fuel hedge adjustments	131	1.02	—	—
Special items - fleet transition	155	1.21	(9)	(0.07)
Special items - labor ratification bonus	90	0.70	—	—
Income tax effect of reconciling items above	(91)	(0.71)	2	0.01
Non-GAAP adjusted net income per share	$325	$2.53	$187	$1.47

CASM excluding fuel and special items reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2022		2021		% Change
Consolidated:
CASM	16.91	¢	11.75	¢	44%
Less the following components:
Aircraft fuel, including hedging gains and losses	5.36		2.60		106%
Special items - fleet transition	0.95		(0.06)		NM
Special items - labor ratification bonus	0.55		—		NM
CASM excluding fuel and special items	10.05	¢	9.21	¢	9%

Mainline:
CASM	16.20	¢	10.77	¢	50%
Less the following components:
Aircraft fuel, including hedging gains and losses	5.52		2.39		131%
Special items - fleet transition	0.92		(0.07)		NM
Special items - labor ratification bonus	0.61		—		NM
CASM excluding fuel and special items	9.15	¢	8.45	¢	8%

OPERATING REVENUE

Total operating revenue increased $875 million, or 45%, during the third quarter of 2022 compared to the same period in 2021. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2022	2021	% Change
Passenger revenue	$2,615	$1,774	47%
Mileage Plan other revenue	146	120	22%
Cargo and other	67	59	14%
Total operating revenue	$2,828	$1,953	45%

Passenger revenue

On a consolidated basis, Passenger revenue for the third quarter of 2022 increased by $841 million, or 47%, driven by a 22% increase in passenger traffic and a 21% improvement in ticket yields. Increased demand for air travel and constrained capacity industry wide enabled higher load factors in the third quarter of 2022. Higher revenue on improved Mileage Plan award redemptions and from our alliance partners following the relaxing of international travel restrictions also contributed meaningfully to revenue growth compared to 2021.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue for the third quarter of 2022 increased by $26 million, or 22%. The change is largely due to an increase in commissions from our bank card partners driven by increased consumer spending and improved economics from our new co-branded credit card agreement.

Cargo and other

On a consolidated basis, Cargo and other revenue for the third quarter of 2022 increased by $8 million, or 14%. Other ancillary revenue was the primary driver of the year-over-year increase, consistent with the return in demand for travel. Incremental freight revenue also contributed due to greater use of belly capacity, which grew on an increase in scheduled departures.

OPERATING EXPENSES

Total operating expenses increased $1.1 billion, or 63%, compared to the third quarter of 2021. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2022	2021	% Change
Fuel expense	$877	$376	133%
Non-fuel operating expenses, excluding special items	1,644	1,328	24%
Special items - fleet transition	155	(9)	NM
Special items - labor ratification bonus	90	—	NM
Total operating expenses	$2,766	$1,695	63%

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

Aircraft fuel expense increased $501 million, or 133%, compared to the third quarter of 2021. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2022		2021
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$775	$3.80	$397	$2.16
(Gain)/loss on settled hedges	(29)	(0.14)	(21)	(0.11)
Consolidated economic fuel expense	$746	$3.66	$376	$2.05
Mark-to-market fuel hedge adjustments	131	0.64	—	—
GAAP fuel expense	$877	$4.30	$376	$2.05
Fuel gallons		204		183

Raw fuel expense increased 95% in the third quarter of 2022 compared to the third quarter of 2021, due to significantly higher per gallon costs and increased fuel consumption. Raw fuel expense per gallon increased by approximately 76% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. Crude oil prices have risen 30% while refining margins have more than tripled compared to 2021. Fuel gallons consumed increased 11%, consistent with rising capacity.

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

Gains recognized for hedges that settled during the third quarter were $29 million in 2022, compared to gains of $21 million in the same period in 2021. These amounts represent cash received from hedges at settlement, offset by cash paid in prior periods for premium expense.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset, and other special items. Significant operating expense variances from 2021 are more fully described below.

	Three Months Ended September 30,
(in millions)	2022	2021	% Change
Wages and benefits	$686	$578	19%
Variable incentive pay	48	42	14%
Aircraft maintenance	92	89	3%
Aircraft rent	76	64	19%
Landing fees and other rentals	161	141	14%
Contracted services	83	62	34%
Selling expenses	82	49	67%
Depreciation and amortization	104	99	5%
Food and beverage service	52	39	33%
Third-party regional carrier expense	53	39	36%
Other	207	126	64%
Total non-fuel operating expenses, excluding special items	$1,644	$1,328	24%

Wages and benefits

Wages and benefits increased by $108 million, or 19%, in the third quarter of 2022. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2022	2021	% Change
Wages	$514	$433	19%
Pension - Defined benefit plans service cost	11	13	(15)%
Defined contribution plans	39	33	18%
Medical and other benefits	85	68	25%
Payroll taxes	37	31	19%
Total wages and benefits	$686	$578	19%

Wages increased $81 million, or 19%, primarily driven by 13% growth in FTEs as Alaska and Horizon hire to support the ramp up in operations. The ratification of three new collective bargaining agreements during the third quarter resulted in significant wage increases for the represented groups. As a result of the new agreements, the Company recorded $35 million in incremental wage expense during the quarter, $16 million of which relates to a one-time adjustment of accrued benefits for new wage rates.

Increased expense for defined contribution plans and payroll taxes are consistent with the change in wages.

Medical and other benefits increased $17 million, or 25%, driven by growth in FTEs and premium costs, coupled with an increase in the obligation for our pilots long-term disability plan.

Variable incentive pay

Variable incentive pay expense increased by $6 million, or 14%, in the third quarter of 2022. The increase is due to the expectation that higher payouts will be achieved under the 2022 Performance Based Pay Plan.

Aircraft rent

Aircraft rent expense increased by $12 million, or 19%, in the third quarter of 2022. Increased expense is due to the delivery of eight leased Boeing 737-9 aircraft and ten leased Embraer E175 aircraft operated by SkyWest since September 30, 2021.

Landing fees and other rentals

Landing fees and other rentals increased by $20 million, or 14%, in the third quarter of 2022. The increase compared to the same period in 2021 is driven primarily by increases in departures as well as rate increases for terminal rents. Rates for both fixed airport rent and landing fees rose significantly at Seattle-Tacoma International Airport, the Company's largest hub, which accounted for 75% of the increase compared to prior year.
Contracted services

Contracted services increased by $21 million, or 34%, in the third quarter of 2022, driven primarily by increased departures and passengers, coupled with higher rates charged by vendor partners.

Selling expenses

Selling expenses increased by $33 million, or 67%, in the third quarter of 2022, driven primarily by an increase in distribution costs and credit card commissions incurred with the overall revenue recovery.

Food and beverage service

Food and beverage service increased by $13 million, or 33%, in the third quarter of 2022, consistent with a 16% increase in revenue passengers. Additional on-board offerings coupled with increased charges for transportation and food service supplies also contributed to the overall increase.

Third-party regional carrier expense

Third-party regional carrier expense, which represents expenses associated with SkyWest under our CPA, increased by $14 million, or 36%, in the third quarter of 2022. The increase in expense is due to incremental departures flown by SkyWest with ten additional aircraft in operating service as compared to the prior-year period.

Other expense

Other expense increased $81 million, or 64%, in the third quarter of 2022. Increased expense as compared to the prior year period is partially due to $28 million incurred for employee recognition related to the 90,000 mile gift granted to all employees. Other items that increased within Other expense include training events and related travel costs, crew hotel stays, and crew per diem. Increases in crew-related costs are consistent with the rise in departures.

Special items - fleet transition

We recorded expenses associated with fleet transition and related charges of $155 million in the third quarter of 2022. Refer to Note 2 to the consolidated financial statements for additional details.

Special items - labor ratification bonus

We recorded a nonrecurring expense of $90 million in the third quarter of 2022 representing a payment to Alaska pilots following the ratification of a new collective bargaining agreement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $446 million in the third quarter of 2022, compared to an adjusted pretax profit of $221 million in the third quarter of 2021. The $225 million improvement was primarily driven by a $792 million increase in Passenger revenue, offset by a $326 million increase in economic fuel cost and a $292 million increase in non-fuel operating costs.

As compared to the prior year, higher Mainline revenue is primarily attributable to a 27% increase in traffic and a 23% increase in yield, driven by a historically strong demand environment. Non-fuel operating expenses increased, driven by higher variable costs, largely consistent with the overall growth in capacity and departures. Higher fuel prices, combined with more gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $2 million in the third quarter of 2022, compared to an adjusted pretax loss of $1 million in the third quarter of 2021. While operating revenue increased $47 million, the improvement was offset by a $44 million increase in fuel costs and a $4 million increase in non-fuel operating expenses.

Regional passenger revenue increased significantly compared to the third quarter of 2021, primarily driven by an improved load factor and a 29% improvement in yield. Higher fuel prices contributed to the increase in Regional fuel expense.

Horizon

Horizon reported an adjusted pretax loss of $6 million in the third quarter of 2022, compared to an adjusted pretax profit of $8 million in the third quarter of 2021. The shift to adjusted pretax loss is driven by lower CPA revenue on decreased departures.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2022 TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Our consolidated net income for the nine months ended September 30, 2022 was $36 million, or $0.28 per share, compared to consolidated net income of $460 million, or $3.64 per share, for the nine months ended September 30, 2021.

Our adjusted net income for the nine months ended September 30, 2022 was $438 million, or $3.42 per share, compared to an adjusted net loss of $287 million, or $2.27 per share, in the nine months ended September 30, 2021. The following table reconciles our adjusted net income and adjusted EPS to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2022		2021
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$36	$0.28	$460	$3.64
Payroll Support Program grant wage offset	—	—	(914)	(7.24)
Mark-to-market fuel hedge adjustments	64	0.50	(68)	(0.54)
Special items - fleet transition	376	2.94	5	0.04
Special items - labor ratification bonus	90	0.70	—	—
Special items - restructuring	—	—	(12)	(0.09)
Income tax effect of reconciling items above	(128)	(1.00)	242	1.92
Non-GAAP adjusted net income (loss) per share	$438	$3.42	$(287)	$(2.27)

CASM excluding fuel and special items reconciliation is summarized below:

	Nine Months Ended September 30,
(in cents)	2022		2021		% Change
Consolidated:
CASM	15.56	¢	9.50	¢	64%
Less the following components:
Payroll Support Program grant wage offset	—		(2.39)		NM
Aircraft fuel, including hedging gains and losses	4.37		2.24		95%
Special items - fleet transition	0.82		0.01		NM
Special items - labor ratification bonus	0.20		—		NM
Special items - restructuring	—		(0.03)		NM
CASM excluding fuel and special items	10.17	¢	9.67	¢	5%

Mainline:
CASM	14.59	¢	8.26	¢	77%
Less the following components:
Payroll Support Program grant wage offset	—		(2.61)		NM
Aircraft fuel, including hedging gains and losses	4.44		1.99		123%
Special items - fleet transition	0.69		0.02		NM
Special items - labor ratification bonus	0.22		—		NM
Special items - restructuring	—		(0.04)		NM
CASM excluding fuel and special items	9.24	¢	8.90	¢	4%

OPERATING REVENUE

Total operating revenue increased $2.9 billion, or 68%, during the first nine months of 2022 compared to the same period in 2021. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2022	2021	% Change
Passenger revenue	$6,544	$3,785	73%
Mileage Plan other revenue	433	332	30%
Cargo and other	190	160	19%
Total operating revenue	$7,167	$4,277	68%

Passenger revenue

On a consolidated basis, Passenger revenue for the first nine months of 2022 increased by $2.8 billion, or 73%, on a 41% increase in passenger traffic and a 23% improvement in ticket yields. Although our airlines experienced operational disruptions in the first half of 2022 that have since been resolved, demand for both leisure and business travel continued to drive revenue results to historic levels.

For the fourth quarter, we anticipate Passenger revenue will continue to show meaningful improvements over the comparable prior year period on increased capacity offered. Strong demand for passenger air travel has persisted through summer and into the fall, with yields and load factors expected to exceed prior year results.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $101 million, or 30%, in the first nine months of 2022. The change is largely due to an increase in commissions from our bank card partners driven by increased consumer spending and improved economics from our new co-branded credit card agreement.

We expect continued strength in Mileage Plan other revenue for the fourth quarter of 2022 compared to the prior year, driven by higher commissions resulting from the improved economics of our new co-branded credit card agreement and increased card spend.

Cargo and other

On a consolidated basis, Cargo and other revenue increased $30 million, or 19%, in the first nine months of 2022. Other ancillary revenue was the primary driver of the year-over-year increase, consistent with the return in demand for travel. Incremental freight revenue also contributed due to greater use of belly capacity, which grew on an increase in scheduled departures.

We expect Cargo and other revenue to increase in the fourth quarter of 2022 compared to the prior year, driven by greater ancillary revenue and growth in our cargo business.

OPERATING EXPENSES

Total operating expenses increased $3.5 billion, or 96%, compared to the first nine months of 2021. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2022	2021	% Change
Fuel expense	$2,000	$853	134%
Non-fuel operating expenses, excluding special items	4,654	3,699	26%
Payroll Support Program grant wage offset	—	(914)	NM
Special items - fleet transition	376	5	NM
Special items - labor ratification bonus	90	—	NM
Special items - restructuring	—	(12)	NM
Total operating expenses	$7,120	$3,631	96%

Fuel expense

Aircraft fuel expense increased $1.1 billion, or 134%, compared to the nine months ended September 30, 2021. The elements of the change are illustrated in the table:

	Nine Months Ended September 30,
	2022		2021
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$2,103	$3.67	$949	$1.99
(Gain)/loss on settled hedges	(167)	(0.29)	(28)	(0.06)
Consolidated economic fuel expense	$1,936	$3.38	$921	$1.93
Mark-to-market fuel hedge adjustments	64	0.11	(68)	(0.14)
GAAP fuel expense	$2,000	$3.49	$853	$1.79
Fuel gallons		573		477

Raw fuel expense increased 122% in the first nine months of 2022 compared to the first nine months of 2021, due to significantly higher per gallon costs and increased fuel consumption. Raw fuel expense per gallon increased by approximately 84% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. Crude oil prices have risen 49% while refining margins have more than tripled compared to 2021. Fuel gallons consumed increased 20%, consistent with rising capacity.

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

Gains recognized for hedges that settled in the first nine months of 2022 were $167 million, compared to gains of $28 million in the same period in 2021. These amounts represent cash received from settled hedges, offset by cash paid in prior periods for premium expense.

We expect continued pressure in aircraft fuel expense in the fourth quarter of 2022, driven by both increased raw fuel and refining margins on increased capacity. We expect our economic fuel cost per gallon in the fourth quarter to range between $3.50 to $3.70 per gallon. Based on expected raw fuel prices, we will continue to recognize benefits from our fuel hedge portfolio in the fourth quarter. We expect the magnitude of the hedge benefit to be smaller compared to prior quarters in 2022 as the strike price of the portfolio approaches projected market cost per barrel.

Non-fuel expenses

	Nine Months Ended September 30,
(in millions)	2022	2021	% Change
Wages and benefits	$1,931	$1,581	22%
Variable incentive pay	140	109	27%
Aircraft maintenance	331	272	22%
Aircraft rent	222	188	18%
Landing fees and other rentals	435	414	5%
Contracted services	243	167	45%
Selling expenses	218	123	76%
Depreciation and amortization	310	294	5%
Food and beverage service	143	97	46%
Third-party regional carrier expense	145	106	37%
Other	536	348	54%
Total non-fuel operating expenses, excluding special items	$4,654	$3,699	26%

For the fourth quarter of 2022, we generally anticipate recognizing higher non-fuel operating costs compared to the prior year as we continue to increase our capacity and scheduled departures, and pay a larger employee base higher wage rates following the ratification of new labor agreements.

Wages and benefits

Wages and benefits increased by $350 million, or 22%, in the first nine months of 2022. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2022	2021	% Change
Wages	$1,467	$1,176	25%
Pension - Defined benefit plans service cost	34	39	(13)%
Defined contribution plans	116	91	27%
Medical and other benefits	207	192	8%
Payroll taxes	107	83	29%
Total wages and benefits	$1,931	$1,581	22%

Wages increased $291 million, or 25%, in the first nine months of 2022, primarily driven by 19% growth in FTEs as Alaska and Horizon hire to support the ramp up in operations. The ratification of three new collective bargaining agreements during the third quarter resulted in significant wage increases for the represented groups. As a result of the new agreements, the Company recorded $35 million in incremental wage expense during the quarter, $16 million of which relates to a one-time adjustment of accrued benefits for new wage rates.

Increased expense for defined contribution plans and payroll taxes are consistent with the change in wages.

Variable incentive pay

Variable incentive pay expense increased $31 million, or 27%, in the first nine months of 2022. The increase is due to the expectation that higher payouts will be achieved under the 2022 Performance Based Pay Plan.

In the fourth quarter we anticipate variable incentive pay will increase as compared to the prior-year period on an expectation of improved payout under the plan.

Aircraft maintenance

Aircraft maintenance expense increased by $59 million, or 22%, in the first nine months of 2022. Higher maintenance expense is the result of charges recorded for maintenance work to return leased aircraft recorded in the first quarter of 2022 and increased power-by-the-hour charges on covered aircraft, including a new contract for our regional fleet.

Aircraft rent

Aircraft rent expense increased by $34 million, or 18%, in the first nine months of 2022. Increased expense is due to the delivery of eight leased Boeing 737-9 aircraft and ten leased Embraer E175 aircraft operated by SkyWest since September 30, 2021.

Landing fees and other rentals

Landing fees and other rentals in the first nine months of 2022 were generally flat as compared to the same period in 2021. Increases in departures across the system were offset by favorable resolution for certain pandemic period airport accruals.

Contracted services

Contracted services increased by $76 million, or 46%, in the first nine months of 2022, driven primarily by increased departures and passengers in line with increased demand, coupled with increased rates charged by vendor partners.

Selling expenses

Selling expenses increased by $95 million, or 77%, in the first nine months of 2022, primarily driven by an increase in distribution costs and credit card commissions incurred with the overall revenue recovery.

Food and beverage service

Food and beverage service increased by $46 million, or 46%, in the first nine months of 2022. Incremental food and beverage charges are in line with the 34% increase in revenue passengers as well as additional offerings of on-board products as compared to the prior-year period.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased $39 million, or 37%, in the first nine months of 2022. The increase in expense is due to incremental departures flown by SkyWest with ten additional aircraft in operating service as compared to the prior-year period.

We expect third-party regional carrier expense to grow in the fourth quarter of 2022 compared to the prior year as we continue operating the ten additional Embraer E175 aircraft under the CPA with SkyWest.

Other expense

Other expense increased $188 million, or 54%, in the first nine months of 2022. The most significant drivers of the increased cost were training events and related travel costs, crew hotel stays, and crew per diem. Increases in crew-related costs are consistent with the rise in departures. The increase within Other expense also includes $28 million incurred for employee recognition related to the 90,000 mile gift granted to all employees.

Special items - fleet transition

We recorded expenses associated with fleet transition and related charges of $376 million in the first nine months of 2022. We expect to record additional special charges associated with the fleet transition during 2022, primarily related to accelerated aircraft ownership and lease return expenses. At this time, these costs are estimated to be between $100 million and $125 million for the fourth quarter of 2022, and are subject to change as management continues to negotiate leased aircraft returns. Refer to Note 2 to the consolidated financial statements for additional details.

Special items - labor ratification bonus

We recorded a nonrecurring expense of $90 million in the third quarter of 2022 representing a payment to Alaska pilots following the ratification of a new collective bargaining agreement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $647 million in the first nine months of 2022, compared to an adjusted pretax loss of $247 million in the same period in 2021. The $894 million improvement was driven by a $2.6 billion increase in Mainline operating revenue partially offset by a $897 million increase in Mainline fuel expense and a $871 million increase in Mainline non-fuel operating expense.

As compared to the prior year, higher Mainline revenue are primarily attributable to a 47% increase in traffic and a 24% increase in yield, driven by the significant increase in demand. Non-fuel operating expenses increased, driven by higher variable costs, largely consistent with the overall growth in capacity and departures. Higher fuel prices, combined with additional gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $59 million in the first nine months of 2022, compared to an adjusted pretax loss of $207 million in the first nine months of 2021. Improved results were attributable to a $270 million increase in operating revenue which was the result of higher demand and yields, partially offset by a $118 million increase in fuel costs on higher fuel prices.

Horizon

Horizon reported an adjusted pretax loss of $18 million in the first nine months of 2022, compared to an adjusted pretax profit of $34 million in the same period in 2021. The shift to adjusted pretax loss is driven by lower CPA revenue on decreased departures, combined with higher wage and benefit costs on incremental FTEs and increased wage rates resulting from the new collective bargaining agreement with Horizon pilots.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities balance of $3.2 billion, and cash flows from operations;

•67 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the nine months ended September 30, 2022, we took free and clear delivery of 18 owned Boeing 737-9 aircraft. We also made debt payments totaling $333 million, ending the quarter with a debt-to-capitalization ratio of 49%, within our target range of 40% to 50%.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2022	December 31, 2021	Change
Cash and marketable securities	$3,150	$3,116	1%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	39%	57%	(18) pts
Long-term debt, net of current portion	1,889	2,173	(13)%
Shareholders’ equity	$3,826	$3,801	1%

Debt-to-capitalization, adjusted for operating leases
(in millions)	September 30, 2022	December 31, 2021	Change
Long-term debt, net of current portion	$1,889	$2,173	(13)%
Capitalized operating leases	1,745	1,547	13%
Adjusted debt, net of current portion of long-term debt	$3,634	$3,720	(2)%
Shareholders' equity	3,826	3,801	1%
Total invested capital	$7,460	$7,521	(1)%

Debt-to-capitalization, including operating leases	49%	49%	— pt

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	September 30, 2022	December 31, 2021
Current portion of long-term debt	$321	$366
Current portion of operating lease liabilities	263	268
Long-term debt	1,889	2,173
Long-term operating lease liabilities, net of current portion	1,482	1,279
Total adjusted debt	3,955	4,086
Less: Cash and marketable securities	(3,150)	(3,116)
Adjusted net debt	$805	$970

(in millions)	Twelve Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
GAAP Operating Income(a)	$86	$685
Adjusted for:
Payroll Support Program grant wage offset and special items	462	(925)
Mark-to-market fuel hedge adjustments	85	(47)
Depreciation and amortization	410	394
Aircraft rent	288	254
EBITDAR	$1,331	$361
Adjusted net debt to EBITDAR	0.6x	2.7x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2022, net cash provided by operating activities was $1.4 billion, compared to $901 million during the same period in 2021. The $508 million net increase in our operating cash flows is due to a combination of factors. Increased remuneration from our co-brand credit card provided nearly $300 million in incremental cash as compared to 2021 on improved economics and increased volumes. Additionally, in 2022 we received $260 million in federal income tax refunds and the change in air traffic liability increased by $152 million due to strong passenger demand. The prior year also included a nonrecurring voluntary contribution of $100 million to Alaska pilots' defined benefit plan. These amounts were partially offset by uses of cash on increasing operating expenses as the business returned flying capacity.

Cash Used in Investing Activities

Cash used in investing activities was $888 million during the first nine months of 2022, compared to $943 million during the same period of 2021. Cash used in capital expenditures for aircraft purchase deposits and other property and equipment was $947 million in the first nine months of 2022, compared to $190 million in the first nine months of 2021. This increase in cash used in capital expenditures was offset by purchases and sales of marketable securities, which were $61 million of net sales during the first nine months of 2022, compared to $744 million of net purchases during the first nine months of 2021.

Cash Used in Financing Activities

Cash used in financing activities was $296 million during the first nine months of 2022, compared to $825 million during the same period in 2021. During the first nine months of 2022, we had no new proceeds from issuance of debt and utilized cash on hand to repay $333 million of outstanding long-term debt, compared to debt proceeds of $363 million and payments of $1.2 billion during the same period in 2021.

MATERIAL CASH COMMITMENTS

Aircraft Commitments

As of September 30, 2022, Alaska has firm orders to purchase 56 Boeing 737 aircraft with deliveries in 2022 through 2024 and firm commitments to lease five Boeing 737-9 aircraft with deliveries in 2022 and 2023. Alaska has options to acquire up to 11 additional Boeing 737-9 aircraft and 41 additional Boeing 737-10 aircraft with deliveries between 2024 and 2026. Subsequent to quarter end, Alaska executed an agreement with Boeing to exercise options to purchase 52 737 aircraft for delivery between 2024 and 2027. The agreement also secures rights for 105 additional 737 aircraft through 2030.

Alaska has received information from Boeing indicating that certain 737 deliveries in 2022 and 2023 are expected to be delayed to 2023 and 2024. Alaska will continue to work with Boeing on delivery timelines that reflect Alaska's plans for growth.

Horizon has commitments to purchase 20 Embraer E175 aircraft with deliveries between 2022 and 2026. Horizon has options to acquire 13 Embraer E175 aircraft between 2024 and 2025. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

To best reflect our expectations of future fleet activity, we have incorporated anticipated delivery delays related to 2022 and the October 2022 Boeing agreement described above into the following table, which summarizes our expected fleet count by year, as of November 3, 2022:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	September 30, 2022	2022 Additions	2022 Removals	Dec 31, 2022	2023 Changes	Dec 31, 2023	2024 Changes	Dec 31, 2024
B737-700 Freighters	3	—	—	3	—	3	—	3
B737-800 Freighters	—	—	—	—	2	2	—	2
B737-700	11	—	—	11	—	11	—	11
B737-800	61	—	—	61	(2)	59	—	59
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-8	—	—	—	—	5	5	5	10
B737-9	33	5	—	38	35	73	10	83
B737-10	—	—	—	—	—	—	6	6
A320	23	—	(10)	13	(13)	—	—	—
A321neo	10	—	—	10	(10)	—	—	—
Total Mainline Fleet	232	5	(10)	227	17	244	21	265
Q400 operated by Horizon	22	—	(11)	11	(11)	—	—	—
E175 operated by Horizon	30	3	—	33	8	41	3	44
E175 operated by third party	42	—	—	42	—	42	—	42
Total Regional Fleet(b)	94	3	(11)	86	(3)	83	3	86
Total	326	8	(21)	313	14	327	24	351
(a)Anticipated fleet activity reflects intended early retirement and extensions or replacement of certain leases, not all of which have been contracted or agreed to by counterparties yet.
(b)Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

We intend to finance future aircraft deliveries and option exercises using cash flow from operations or long-term debt.

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

	Approximate % of Expected Fuel Requirements(a)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2022	60%	$88	$5
Remainder of 2022	60%	$88	$5
First Quarter of 2023	50%	$93	$6
Second Quarter of 2023	40%	$98	$7
Third Quarter of 2023	30%	$103	$8
Fourth Quarter of 2023	20%	$102	$8
Full Year 2023	35%	$98	$7
First Quarter of 2024	10%	$88	$8
Full Year 2024	2%	$88	$8
(a)We are hedged at approximately 60% of expected fuel consumption for the remainder of 2022 due to schedule reductions that occurred subsequent to the Company entering these positions.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2022, and the agreement executed with Boeing in October 2022. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2022	2023	2024	2025	2026	Beyond 2026	Total
Debt obligations	$52	$309	$238	$273	$176	$1,178	$2,226
Aircraft lease commitments(a)	84	282	227	221	219	929	1,962
Facility lease commitments	5	17	9	8	8	86	133
Aircraft-related commitments(b)	629	2,024	1,394	1,262	689	941	6,939
Interest obligations(c)	9	102	70	55	60	164	460
Other obligations(d)	43	183	190	195	190	780	1,581
Total	$822	$2,917	$2,128	$2,014	$1,342	$4,078	$13,301
(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of September 30, 2022.
(d)Comprised of non-aircraft lease costs associated with capacity purchase agreements and other miscellaneous obligations.

Following the October 2022 agreement with Boeing, we now anticipate capital expenditures for 2022 to range between $1.5 billion and $1.6 billion, which we plan to fund with cash generated by operating activities and cash on hand.

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

In August 2022, the Inflation Reduction Act ("IRA") bill was signed into law, effective for tax years beginning after December 31, 2022. The IRA includes a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted income during the most recently-completed three-year period exceeds $1 billion. We will continue to evaluate the provisions within the IRA, but at this time we do not believe it will have a material impact on our financial statements.

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

The number of miles that will not be redeemed for travel (breakage):

Following its review of significant Mileage Plan assumptions, the Company updated its breakage estimate for the portion of loyalty mileage credits not expected to be redeemed, effective January 1, 2022. This update was made following a study that used a statistical analysis of historical data. At September 30, 2022, the deferred revenue balance associated with the Mileage Plan program was $2.5 billion. A hypothetical 1% change in the amount of outstanding miles estimated to be redeemed would result in an approximately $7 million impact on annual revenue recognized.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. The Virgin Group asserts that payments are required without regard to actual use of the mark. A trial was held in October 2022, and a decision is expected soon. Further legal proceedings are likely to take place before the matter is resolved. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2021 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Historically, the Company purchased shares pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015. In March 2020, subject to restrictions under the CARES Act, the Company suspended the share repurchase program indefinitely; these restrictions ended on October 1, 2022. When the repurchase program is restarted, the plan has remaining authorization to purchase an additional $456 million in shares.

As of September 30, 2022, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance and Controller

November 3, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.8
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).