Form 10-K
period 2022-12-31
ALASKA AIR GROUP, INC.
filed 2023-02-13
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

As of January 31, 2023, shares of common stock outstanding totaled 127,542,279. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2022, was approximately $5.1 billion (based on the closing price of $40.05 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. and Canada under capacity purchase agreements (CPA). This segment includes the actual revenue and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
•Horizon - includes the capacity sold to Alaska under a CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

Together we are the fifth largest airline in the United States, offering unparalleled guest service, connectivity and schedules from our hub markets along the West Coast. With our regional partners, we fly to more than 120 destinations throughout North America. We have operated in a highly competitive and often challenging industry for 90 years. Our top priority as an airline is ensuring the safety of our guests and employees, an area that we continually invest in. Our success over many decades and resilience in difficult times is attributable to our people, business model, and commitment to sustainable growth over the long-term.

In 2022, we outlined three strategic priorities to enhance our competitive advantage and support future growth. First, strengthening operational integrity across the network was key to providing guests with reliable service during a period of historic travel demand. We finished the year with completion and on-time performance rates near the top of the industry. Second, we focused on updating labor contracts with represented labor groups to ensure our employees receive market competitive rates, and to recognize their valuable contributions to our success. The five contracts signed during the year include significant improvements for our employees and position us well to focus on the future. Third, we prioritized transitioning our Mainline and Regional operations to single fleets. The single fleet operating models, anchored by Boeing MAX aircraft for the Mainline fleet and Embraer E175 aircraft for the Regional fleet, will drive more productivity and cost efficiency in the business.

The execution of these priorities, in combination with a strong demand environment and success of our commercial initiatives, enabled Air Group to deliver record-breaking revenue for the year of $9.6 billion and unit revenue improvements of 23% vs 2019. Although our airlines experienced significant cost pressures during 2022 driven by higher fuel prices, increased labor expenses, supply chain constraints, and effects from inflation, we generated $1.4 billion in operating cash flows for the year.

The improved results in 2022 set a foundation for our return to pre-COVID flying levels early in 2023 and sustainable growth thereafter. Our 2025 Plan is ambitious, including aligning our growth strategy with environmental, social, and governance targets. Instrumental to achieving this is our restructured fleet agreement with Boeing, which includes firm orders for 105 owned B737 aircraft to be delivered through 2027, with rights for 105 additional aircraft through 2030. In January 2023, we removed the last Airbus A320 aircraft from operating service. The ten A321neo aircraft are expected to exit the fleet no later than the end of 2023. A single fleet of Boeing MAX aircraft will significantly improve per-seat economics as a result of larger gauge and improved fuel efficiency. This advantage will serve as the baseline for high-margin capacity growth over the next several years. Although we have ambitious growth plans, we will continue to deploy capacity in a disciplined manner that is responsive to changing demand trends.

In 2022, recovery of leisure demand continued to outpace recovery of business demand. Responding to these trends, we adapted our network to take our guests where they want to fly. With new routes launched in 2022, we serve 100 nonstop destinations from Seattle-Tacoma International Airport, more than any other carrier. As a member of the oneworld® alliance, we provide our guests with global access to more than 900 destinations in 170 territories. As we grow our West Coast hubs, we plan to maximize connectivity to partner airlines, allowing our guests greater global connectivity. Alaska guests are able to access over 100 weekly nonstop flights to Europe from the West Coast on oneworld partners.

Our success over 90 years has been fueled by our dedicated and engaged employees. In 2022, we hired nearly 8,000 employees to support our growth. Additionally, the five labor contracts signed during the year provide improvements and stability for our people. Aligning our employees' goals with the Company's goals is critical in achieving success. To that end, Alaska and Horizon employees participate in our Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which reward employees across all work groups based on metrics related to profitability, safety, sustainability, low costs, on-time performance, and customer satisfaction. In 2022, employees earned a record award payout of $257 million under these incentive programs.

AIR GROUP

Our airlines operate different aircraft and missions. Alaska operates a fleet of narrowbody passenger jets on primarily longer stage-length routes. Alaska contracts with Horizon and SkyWest Airlines, Inc. (SkyWest) for shorter-haul capacity and receives all passenger revenue from those flights. Horizon operates Embraer E175 regional jet aircraft and Bombardier Q400 turboprop aircraft and sells all of its capacity to Alaska pursuant to a Capacity Purchase Agreement (CPA). Horizon removed all Q400 aircraft from operating service in January 2023. The majority of our revenue is generated by transporting passengers.

The percentage of revenue by category is as follows:

	2022	2021	2020
Passenger revenue	91%	89%	85%
Mileage Plan other revenue	6%	7%	10%
Cargo and other revenue	3%	4%	5%
Total	100%	100%	100%

We deploy aircraft in ways that we believe will best optimize our revenue and profitability and reduce the impacts of seasonality.

The percentage of our capacity by region is as follows:

	2022	2021	2020
West Coast(a)	27%	31%	32%
Transcon/midcon	43%	37%	41%
Hawaii	13%	16%	10%
Alaska	11%	11%	11%
Latin America	6%	5%	5%
Canada	—%	—%	1%
Total	100%	100%	100%
(a)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

MAINLINE

Our Mainline operations include Boeing 737 (B737) and Airbus A320 family (A320 and A321neo) jet service offered by Alaska. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Mexico, Costa Rica, and Belize. Our largest concentrations of departures are in Seattle, Portland, and the Bay Area. We also offer cargo service throughout our network and have three dedicated cargo aircraft that operate primarily to and within the state of Alaska. In 2022, we carried 32 million revenue passengers in our Mainline operations, up from 23 million in 2021, on improved demand for air travel.

During the year, we announced plans to accelerate the transition of our Mainline operations to an all-Boeing 737 fleet. At December 31, 2022, our Mainline operating fleet consisted of 203 Boeing 737 jet aircraft and 22 Airbus A320 family jet aircraft. All A320 aircraft were retired from our fleet in January 2023; our ten A321neo aircraft are expected to exit the operating fleet no later than the end of 2023. We continue to actively seek agreements to move the aircraft to interested counterparties.

The percentage of Mainline passenger capacity by region and average stage length is presented below:

	2022	2021	2020
West Coast(a)	22%	24%	22%
Transcon/midcon	46%	40%	47%
Hawaii	14%	18%	12%
Alaska	11%	12%	13%
Latin America	7%	6%	6%
Total	100%	100%	100%

Average Stage Length (miles)	1,347	1,324	1,272
(a)Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

REGIONAL

Our Regional operations consist of flights operated by Horizon and SkyWest. In 2022, our Regional operations carried approximately 10 million revenue passengers, primarily in the states of Washington, Oregon, Idaho, and California. Horizon is the largest regional airline in the Pacific Northwest and carried approximately 58% of Air Group's Regional revenue passengers.

Based on 2022 Horizon passenger enplanements on Regional aircraft, our most significant concentration of Regional activity was in Seattle and Portland.

During the year, we announced plans to transition our regional operations to an all-Embraer fleet. At December 31, 2022, Horizon’s operating fleet consisted of 33 E175 aircraft and 11 Q400 aircraft. The Regional fleet operated by SkyWest consisted of 42 E175 aircraft. All Bombardier Q400 turboprop aircraft were retired from our fleet in January 2023.

The percentage of Regional passenger capacity by region and average stage length is presented below:

	2022	2021	2020
West Coast	75%	74%	75%
Pacific Northwest	8%	7%	9%
Canada	2%	—%	1%
Alaska	3%	3%	1%
Transcon/midcon	12%	16%	14%
Total	100%	100%	100%

Average Stage Length (miles)	488	521	524

FREQUENT FLYER PROGRAM

Alaska Airlines Mileage Plan™ provides members with a comprehensive suite of frequent flyer benefits. Members can earn miles by flying on our airline, which are awarded based on distance traveled. Awarding based on distance, not spend, is unique and provides the program a competitive advantage over other airlines' programs as miles accumulate faster. Miles can also be earned by flying with one of our partner airlines, by using the co-branded credit card, or through other non-airline partners. Miles awarded do not expire and can accumulate until such time a member chooses to redeem. Members can redeem miles earned for flights on our airlines or partner airlines, hotel stays, or for first class upgrades on Alaska Airlines.

For the most frequent flyers, the program offers multiple tiers of MVP status, including MVP Gold, MVP Gold 75K, and MVP Gold 100K, which can be achieved annually by earning qualifying miles or by flying a specified number of segments on Alaska or any of our 24 partner airlines. For those achieving MVP tier status, the program offers benefits, including bonus miles on flown segments, complimentary upgrades, free checked bags, and priority boarding. Members qualifying for higher tiers are offered incremental benefits. As a member of oneworld, Mileage Plan members with tier status are provided reciprocal status and benefits when flying on other oneworld members.

Alaska has an agreement with Bank of America N.A which offers Mileage Plan members in the United States the Alaska Airlines Visa Signature card (co-branded credit card). Cardholders receive miles for spend on the card, as well as an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to seven people traveling on the same itinerary. The co-branded credit card agreement provides the Company a material cash inflow on an annual basis, and is an important source of value for Mileage Plan members.

In 2022, Mileage Plan members redeemed miles and companion certificates for 6.4 million award tickets on our airlines. Mileage Plan revenue, including those in the Passenger revenue income statement line item, represented approximately 16% of Air Group's total revenue in 2022. Accounting policies for Mileage Plan revenue are described more fully in Note 3 to the consolidated financial statements.

MARKETING AGREEMENTS WITH OTHER AIRLINES

Our marketing agreements with other airlines fall into three categories: frequent flyer, codeshare, and interline.

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

Frequent flyer, codeshare, and interline agreements help increase our traffic and revenue by providing a more diverse network and schedule options to our guests.

As a oneworld member, Alaska's elite Mileage Plan members now receive tier status matching across member airlines. Depending on tier status, guests can enjoy a variety of privileges, including access to more than 620 international first and business class lounges, fast track through security, priority baggage benefits, priority check-in desks, upgrades, and priority boarding.

Alliances are an important part of our strategy and enhance our revenue by:

•offering our guests more travel destinations and better mileage credit and redemption opportunities, including elite qualifying miles on U.S. and international airline partners;

•providing a consistent and seamless guest experience whether flying on Alaska or one of our partners;

•giving us access to more connecting traffic from other airlines; and

•providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 5%, 2%, and 3% of our total marketed flight revenue for the years ended December 31, 2022, 2021, and 2020.

A comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
Airline	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Aer Lingus	Yes	No	No
Air Tahiti Nui	Yes	Yes	Yes
American Airlines	Yes	Yes	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	No	No
EL AL Israel Airlines	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	No	Yes
Hainan Airlines	Yes	No	No
Iberia	Yes	No	Yes
Icelandair	Yes	No	Yes
Japan Airlines	Yes	No	Yes
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Malaysia Airlines	Yes	No	No
Qantas	Yes	Yes	Yes
Qatar Airways	Yes	Yes	Yes
Ravn Alaska	Yes	No	No
Royal Air Maroc	Yes	No	No
Royal Jordanian	Yes	No	No
S7 Airlines(b)	Suspended	No	No
Singapore Airlines	Yes	No	Yes
Southern Airways Express/Mokulele Airlines(a)	Yes	No	No
SriLankan Airlines	Yes	No	No
(a)These airlines do not have their own frequent flyer program. However, Alaska's Mileage Plan members can earn and redeem miles on these airlines' route systems.
(b)Effective April 19, 2022, S7 Airlines' membership in the oneworld alliance was suspended indefinitely, including earning and redeeming miles on Alaska Airlines.

CARGO AND OTHER REVENUE

The Company provides freight and mail services (cargo). The majority of cargo services are provided to commercial businesses and the United States Postal Service. The Company satisfies cargo service performance obligations and recognizes revenue when the shipment arrives at its final destination, or is transferred to a third-party carrier for delivery.

The Company also earns other revenue for lounge memberships, hotel and car commissions, travel insurance, and certain other immaterial items not intrinsically tied to providing air travel to passengers. Revenue is recognized when these services are rendered and recorded as Cargo and other revenue.

GENERAL

The airline industry is highly competitive and subject to potentially volatile business cycles, resulting from factors such as uncertain economic conditions, volatile fuel prices, pandemics, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation—including taxes and fees, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership, and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact to our operating and financial results. Passenger demand and ticket prices are, in large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. The cost of aircraft fuel is volatile and outside of our control, and can have a significant and immediate impact on our operating results. Over the past three years, aircraft fuel expense ranged from 14% to 28% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining costs and can vary by region in the U.S.
The price of crude oil on an average annual basis for the past three years has ranged from a low of $39 per barrel in 2020 to a high of $94 in 2022. For us, a $1 per barrel change in the price of oil equates to approximately $18 million of raw fuel expense annually based on 2022 consumption levels. Said another way, a one-cent change in our fuel price per gallon would have impacted our 2022 raw fuel expense by approximately $8 million.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but have also contributed to the price volatility in recent years. Over the last three years, average annual West Coast refining margin prices have fluctuated from a low of $11 per barrel in 2020 to a high of $48 per barrel in 2022.

Our average raw fuel cost per gallon increased 73% in 2022, after increasing 37% in 2021 and decreasing 29% in 2020.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses, are as follows:

	2022	2021	2020
Crude oil	64%	84%	64%
Refining margins	35%	16%	16%
Other(a)	1%	—%	20%
Total	100%	100%	100%

Aircraft fuel expense	28%	23%	14%
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

In 2020, Alaska began using sustainable aviation fuel (SAF) for certain flights departing from San Francisco International Airport. SAF prices are currently higher than traditional fuel prices as the market is developing. We are evaluating options for obtaining the volume of SAF that we expect will be necessary to move us toward our long-term sustainability goals. These options include partnerships with alternative fuel companies and industry groups focused on ways to accelerate innovation in this area.

We believe that operating fuel-efficient aircraft and executing on operational best practices are the best hedges against high fuel prices. Maintaining a young, fuel-efficient fleet helps reduce our fuel consumption rate, as well as the amount of greenhouse gases and other pollutants that our aircraft emit.

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

We believe that the following competitive factors matter to guests when making an air travel purchase decision:

•Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codeshare and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we do not serve and allow our guests more opportunities to earn and redeem frequent flyer miles. Our Mileage Plan offers some of the most valuable benefits in the industry, allowing our members the ability to earn and redeem miles on 24 partner carriers.

Our membership in the oneworld alliance provides our guests increased global network utility and benefits, and positions us to capture an incremental share of global travelers and corporate accounts. Through oneworld, guests can travel to more than 900 destinations in 170 territories and can enjoy privileges on member airlines including upgrades, lounge access, priority boarding, and more.

•Safety

Safety is our top priority and is at the core of everything we do. In 2022, we held our inaugural Safety Day in order to reaffirm our commitment to safety across our company. In its most recent rankings for 2023, AirlineRatings.com has again ranked Alaska as the safest U.S. airline within its ranking of the Top 20 safest airlines in the world. We also received our 22nd Diamond Award of Excellence from the Federal Aviation Administration (FAA), recognizing both Alaska and Horizon aircraft technicians for their dedication to training.

•Fares and ancillary services

Ticket and other fee pricing is a significant competitive factor in the airline industry. Travelers are able to easily compare fares and identify competitor promotions and discounts. Pricing is driven by a variety of factors including, but not limited to, market-specific capacity, market share per route/geographic area, cost structure, fare vs. ancillary revenue strategies, and demand.

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

•Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance and guest amenities - including first class and other premium seating, quality of on-board products, aircraft type and comfort. By April 2023, we expect to complete our installation of satellite Wi-Fi on nearly all aircraft in the Mainline fleet. In 2024, we will begin installing satellite Wi-Fi on our Regional fleet, becoming the first major airline to do so.

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

Our sales by channel are as follows:

	2022	2021	2020
Direct to customer	64%	68%	73%
Traditional agencies	18%	12%	12%
Online travel agencies	7%	9%	9%
Reservation call centers	11%	11%	6%
Total	100%	100%	100%

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

•increases in competition at our primary airports,

•general economic conditions and resulting changes in passenger demand,

•increases or decreases in passenger and volume-driven variable costs, and

•air space and Air Traffic Control delays, particularly in Seattle and San Francisco.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights and accommodating displaced passengers. Due to our geographically concentrated area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors who may be better able to spread the impact of weather-related risks over larger route systems.

No material part of our business, or that of our subsidiaries, is dependent upon a single customer, or upon a few high-volume customers.

SUSTAINABILITY

SUSTAINABILITY INITIATIVES

Taking responsibility for our impact on the environment is an integral part of delivering value for all those who depend on us – employees, guests, owners, and communities. To that end, we are focused on mitigating or reducing our most significant environmental impacts. Our sustainability goals are anchored by our commitment to reduce our carbon emissions. We have both short and long-term targets, with the long-term aim to reach net-zero carbon emissions by 2040. Our roadmap for achieving this goal includes the following focus areas:

•Increasing operational efficiency - Alaska and Horizon take pride in consistently delivering top-of-industry operational performance, which is part of optimizing fuel efficiency and thus avoiding carbon emissions. Alaska's use of Required Navigational Performance provides more direct and fuel-efficient approaches and reduces weather-related diversions. Alaska was also the first in the industry to adopt Flyways AI, a technology which leverages artificial intelligence and machine learning to optimize air traffic and enable more fuel-efficient flight paths. In 2022, Horizon began to adopt Flyways AI for its flights as well.

•Renewing our fleet with more efficient airplanes - Alaska received 26 B737-9 aircraft in 2022 and has firm commitments to take 109 additional B737 aircraft. Alaska has also secured 105 additional rights for B737 aircraft through 2030. These aircraft will provide improved fuel efficiency compared to the aircraft they are slated to replace, and enable fuel-efficient growth as well. Alaska has also partnered with Boeing on the B737-9 ecoDemonstrator program, which tests advanced technologies designed to enhance the safety and sustainability of air travel.

•Using SAF - Among available technologies, SAF has the greatest potential for enabling near-term progress towards our net-zero emissions goal, as it can be used alongside traditional jet fuel as a drop-in fuel but with lower carbon emissions on a lifecycle basis. Currently, there are supply constraints in the SAF market and expanding our use of SAF at the quantities necessary to reach our sustainability goals is dependent on its reliable availability. Alaska is working with others in the aviation community, companies in the private sector, and governments at the federal and state levels towards advancing the scalability of SAF production and reducing its cost.

Alaska currently offtakes SAF from Neste at San Francisco International Airport. In 2022, Alaska signed agreements to purchase approximately 200 million gallons of SAF to be delivered between 2025 and 2030. Additionally, Alaska launched a SAF program to join with business travel customers to support the development of the SAF market.

•Increasing the use of electric or alternative power - We have invested in electric ground-service equipment (GSE) and have partnered with our airports to install electric charging infrastructure. Successfully increasing our use of electric GSE is in part dependent on the sufficient availability of this infrastructure at airports. In 2021, we launched

Alaska Star Ventures LLC (ASV), an investment arm with a primary focus on identifying and funding companies working on emerging green technologies. In 2022, ASV contributed $7 million in funding to venture capital groups focused on sustainable transportation technology. ASV has additional contribution commitments of $22 million in cash and in-kind investments through 2028. Alaska also announced a collaboration with ZeroAvia to begin development on a hydrogen-electric powertrain engine capable of flying regional aircraft in excess of 500 nautical miles.

•Harnessing carbon offset and carbon removal technology - To close any remaining gaps on the path to net-zero, we have partnered with industry experts to develop criteria for assessing credible, high-quality carbon offsetting and carbon removal technologies. Alaska does not currently purchase or invest in any carbon offsets or carbon removal technology. We will continue to evaluate various strategies, including these technologies, as we refine our plans to achieving net-zero.

This roadmap and our net-zero ambitions require technologies not yet fully developed or available at the scale required to decarbonize our industry. In these areas, we are focused on doing our part to aid in their development and growth as well as galvanizing support from both public and private sectors through public policy and capital investment.

In 2022, we included a carbon emissions metric in our company-wide Performance-Based Pay program, as we believe it is important to embed these critical targets into the incentives that align all of our employees. This metric was paid out at maximum achievement for the year.

Aside from our commitments to reducing our airlines' carbon footprint, we also recognize the impact our operation has in generating waste. Specific measures in recent years include replacing plastic water bottles and cups with plant-based cartons and recyclable paper cups, as well as ending the use of plastic straws and stir sticks. Alaska leads the industry in inflight recycling, and continues to evaluate new ways to further reduce inflight waste.

SUSTAINABILITY GOVERNANCE

The Governance, Nominating, and Corporate Responsibility Committee of the Board of Directors oversees Air Group’s Environmental, Social, and Governance (ESG) program and is responsible for oversight of the strategy, goals, and public disclosures on ESG matters. The Committee regularly reviews performance on publicly reported sustainability goals and climate-related issues. The Board has a dedicated Climate Working Group to oversee management’s climate strategy and path to net zero. This working group is comprised of four members from the board who bring deep expertise in energy, aviation, finance, and governance. The Audit Committee of the Board of Directors oversees Air Group's financial reporting process, including disclosures on ESG matters within the Company's financial statements.

We have formalized governance and oversight of ESG at the management level. As a member of the Executive Committee, the Senior Vice President (SVP) of Public Affairs and Sustainability is responsible for leading ESG strategy and development. The SVP also chairs Air Group’s ESG Executive Steering Committee, which includes leaders from many different groups within the Company. This Committee is responsible for overseeing the performance toward our climate goals and providing input on Air Group’s climate strategy.

HUMAN CAPITAL

OUR PEOPLE

Our business is labor intensive. As of December 31, 2022, we employed 25,469 active employees (19,549 at Alaska, 3,281 at Horizon, and 2,639 at McGee Air Services). Of those employees, 90% are full-time and 10% are part-time. Wages and benefits, including variable incentive pay, represented approximately 42% of our total non-fuel operating expenses in 2022 and 56% in 2021.

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements. Airlines with unionized workforces generally have higher labor costs than carriers without unionized workforces. Those with unionized workforces may not have the ability to adjust labor costs downward quickly in response to new competition or slowing demand. At December 31, 2022, labor unions represented 86% of Alaska’s, 44% of Horizon’s, and 87% of McGee Air Services' employees.

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

In 2022, we reached five new labor agreements with our employees. Alaska employees represented by the Transport Workers Union, the International Association of Machinists and Aerospace Workers, and the Air Line Pilots Association ratified new contracts. Horizon employees represented by the Aircraft Mechanics Fraternal Association ratified a new contract and Horizon pilots represented by the International Brotherhood of Teamsters ratified a pilot retention agreement.

Alaska’s union contracts at December 31, 2022 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)	Pilots	3,292	Amendable 10/17/2025
Association of Flight Attendants (AFA)(a)	Flight attendants	6,620	Amendable 12/17/2022
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	789	Amendable 9/27/2026
IAM	Clerical, office and passenger service	4,907	Amendable 9/27/2026
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	973	Amendable 10/17/2023
Mexico Workers Association of Air Transport(b)	Mexico airport personnel	109	Amendable 9/29/2019
Transport Workers Union of America (TWU)	Dispatchers	99	Amendable 3/24/2027
(a)Negotiations with AFA for an updated collective bargaining agreement are ongoing as of the date of this filing.
(b)As a result of amendments to Mexican labor laws, the Company has up to four years to make changes to the existing labor agreements. During that time, the existing contracts remain in place.

Horizon’s union contracts at December 31, 2022 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	625	Amendable 12/31/2024
AFA	Flight attendants	549	Amendable 4/30/2024
AMFA	Mechanics and related classifications	216	Amendable 5/10/2024
Unifor	Station personnel in Vancouver and Victoria, BC, Canada	41	Expires 5/9/2025
TWU	Dispatchers	25	Amendable 1/29/2026

McGee Air Services union contract at December 31, 2022 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	2,297	Amendable 7/19/2025

Alaska and Horizon invest in employee programs and training that aid advancement throughout the Company. Our Pilot Pathways Program provides a clear and direct path for Horizon pilots to progress to Mainline flying. Since its inception in 2018, 365 pilots have advanced through the program. In 2022, we launched a new Leader Academy program to help Alaska and Horizon supervisors and managers further develop their leadership and communication skills. Providing meaningful advancement opportunities to employees throughout Air Group is important, and we continue to evaluate new programs which support our people and advance our long-term strategic goals.

DIVERSITY, EQUITY, AND INCLUSION

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

We are working with existing partners such as United Negro College Fund (UNCF) to create career pathways for at least 175,000 young people. Progress to this goal ramped in 2022, as we held in-person Aviation Days and career panels designed to educate young people on careers in the aviation industry. Also in 2022, we launched the Ascend Pilot Academy, in partnership with the Hillsboro Aero Academy, which will provide aspiring pilots a simpler and more financially accessible path to become a pilot at Horizon. This academy will help make careers in aviation possible for a broader and more diverse population of future pilots.

COMMUNITY INVOLVEMENT

Alaska and Horizon are dedicated to actively supporting the communities we serve. In 2022, Air Group companies donated $6 million in cash and in-kind travel to approximately 1,500 charitable organizations, and our employees volunteered more than 26,000 hours of community service related to youth and education, medical research and transportation.

The Alaska Airlines Foundation provides grants to nonprofits that offer educational and career-development programs to young people. Organizations are invited to apply bi-annually for grants ranging from $5,000 to $20,000, with preference given to organizations that can demonstrate partnership and long-term program sustainability. Since inception in 1999, the Foundation has donated more than $4 million in grants, including more than $500,000 in 2022.

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its primary subsidiaries, Alaska Airlines, Inc. and Horizon Air Industries, who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Benito Minicucci	President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	56	2004

Shane R. Tackett	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	44	2011

Kyle B. Levine	Senior Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc., Alaska Airlines, Inc. and Horizon Air Industries, Inc., and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	51	2016

Joseph A. Sprague	President of Horizon Air Industries, Inc.	54	2019

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	53	2008

Constance E. von Muehlen	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	55	2021

Andrea L. Schneider	Senior Vice President People of Alaska Airlines, Inc.	57	2003

Diana Birkett-Rakow	Senior Vice President Public Affairs and Sustainability of Alaska Airlines, Inc.	45	2017

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

Ms. Schneider was elected Senior Vice President of People at Alaska Airlines in June 2019 and is a member of Air Group’s Management Executive Committee. Ms. Schneider was previously Vice President of People at Alaska (August 2017-May 2019) Vice President of Inflight Services at Alaska (2011-2017), and later also took responsibility for Call Centers at Alaska (February 2017). She began her career at Alaska as Manager of Financial Accounting in 1989 and she held a number of positions until her election as an officer in 2003.

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

•DOT: A domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT in order to provide passenger and cargo air transportation in the U.S. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of consumer protection regulations and directives, covering subjects such as advertising, passenger communications, denied boarding compensation, tarmac delay response, ticket refunds, family seating requirements, and fee disclosures for ancillary services. Following operational difficulties across the industry, the DOT has increased its review of airline operational performance. Airlines are subject to enforcement actions that are brought by the DOT for alleged violations of consumer protection and other economic regulations. We are not aware of any regulatory investigations or enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

ENVIRONMENTAL

We are also subject to various laws and government regulations concerning environmental matters, both domestically and internationally. Domestic regulations that have an impact to our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act, Resource Conservation and Recovery Act, Clean Water Act, Safe Drinking Water Act, the Comprehensive Environmental Response and Compensation Liability Act, the National Environmental Policy Act (including Environmental Justice), Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act. Many state and local environmental regulations exceed these federal regulations. We expect there to be continued incremental legislation aimed at further reduction of greenhouse gas emissions, hazardous substances, and additional focus on environmental justice.

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

The domestic US airline industry committed to carbon neutral growth starting in 2020 for both domestic and international growth. The mechanism to comply with this commitment internationally is through the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based measure that allows for eligible emissions offsets or the use of CORSIA-eligible sustainable aviation fuel to mitigate the growth emissions. The program is regulated by the FAA who then affirms compliance to the International Civil Aviation Organization. The FAA has approved both Alaska and Horizon's monitoring, verification, and reporting plans.

As a result of the COVID-19 pandemic, the growth baseline year was modified and set to 85% of 2019 carbon dioxide emissions during the initial phase. This does not have a direct impact on domestic flights, however the EPA finalized a rule in 2020 on aircraft emission standards which aligns with the international agreements. Additional commitments to decarbonize through the Paris Climate Accord and domestic carbon neutrality remain a potential impact to our industry.

The federal government has proposed rules that would expand required disclosures discussing the impact of environmental change. While the rules are not yet final at the time of this filing, costs associated with compliance could be significant. Except for these proposed rules, we do not currently anticipate adverse financial impacts from specific existing or pending environmental regulation or reporting requirements, new regulations, related to our existing or past operations, or compliance issues that could harm our financial condition, results of operations, or cash flows in future periods.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not a part of this annual report on Form 10-K.

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

ITEM 1A. RISK FACTORS

If any of the following occurs, our business, financial condition, and results of operations could be harmed. The trading price of our common stock could also decline. We operate in a continually changing business environment. In this environment, new risks may emerge, and already identified risks may vary significantly in terms of impact and likelihood of occurrence. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

We have adopted an enterprise-wide risk analysis and oversight program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives, and align these risks with Board oversight. These enterprise-wide risks align to the risk factors discussed below.

SAFETY, COMPLIANCE, AND OPERATIONAL EXCELLENCE

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

Our operations are often affected by factors beyond our control, including delays, cancellations, and other conditions, which could harm our business, financial condition, and results of operations.

As is the case for all airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Factors that might impact our operations include:

•contagious illness and fear of contagion;

•congestion, construction, space constraints at airports, and/or air traffic control problems, all of which many restrict flow;

•lack of adequate staffing or other resources within critical third parties;

•adverse weather conditions;

•lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•increased security measures or breaches in security;

•changes in international treaties concerning air rights;

•international or domestic conflicts or terrorist activity;

•interference by modernized telecommunications equipment with aircraft navigation technology;

•disruption or failure of systems or infrastructure under the control of third parties, including government entities; and

•other changes in business conditions.

Due to the concentration of our flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions than other carriers with networks that cover a larger geographic area. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

We rely on vendors and third parties for certain critical activities and sourcing, which could expose us to disruptions in our operation or unexpected cost increases.

We rely on vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, regional flying, ground handling, fueling, computer reservation system hosting, telecommunication systems, information technology infrastructure and services, and deicing, among others. We also rely on government-controlled systems such as air traffic control technology that could malfunction for reasons out of our control.

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

Impacts of climate change, including legal, regulatory, or market responses, may have a material adverse result on our operations and financial position.

Concerns regarding climate change, including the impacts of a gradual increase in global temperatures leading to more severe weather conditions, continue to rise. Increased frequency or duration of extreme weather conditions could cause significant and prolonged impacts to our operation, disrupt our supply chain, and influence consumer travel decisions. These disruptions may result in increased operating costs and lost revenue should we be unable to operate our published schedules.

Many aspects of our operation are subject to increasing regulation driven by environmental change. The federal government has proposed rules that would significantly expand required disclosures discussing the impact of environmental change. These regulations and requirements may be difficult to implement and the cost of compliance, or failure to comply, could adversely impact our operations and financial position. Increased governmental regulation involving aircraft emissions and environmental investigation and remediation costs coupled with public expectations for reductions in greenhouse gas emissions may require us to make significant investments in emerging and yet unproven technologies. Should these technologies not prove ready, not gain approval, or not be sufficiently available for use in our operation, our results of operations may be adversely impacted, and we may be required to direct new investments to different technologies. Public interest in U.S. airlines' response to climate change has continued to grow. Failure to address the concerns of our guests and our shareholders may lead to a reduction in demand for our services in favor of competitors that customers perceive to be more sustainable. This could adversely impact our financial position, our results of operations, or our stock price.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve substantial operational impacts and compliance costs. In recent years, U.S. regulators have issued regulations or mandates concerning airline operations or consumer rights that have increased the cost and complexity of our business and involve greater civil enforcement and legal liability exposure.

Similarly, legislative and regulatory initiatives and reforms at the federal, state, and local levels include increasingly stringent environmental, governance, and workers’ benefits laws. In some instances, it is impossible for us to comply with federal, state, and local laws simultaneously, exposing us to greater liability and operational complexity. These laws also affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. New employee health and welfare initiatives with employer-funded costs, specifically those impacting Washington state, could disproportionately increase our cost structure as compared to our competitors. In recent years, the airline industry has experienced an increase in litigation over the application of state and local employment laws, particularly in

California. Application of these laws may result in operational disruption, increased litigation risk and expense, and undermining of negotiated labor agreements.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers to reflect higher costs of security, updates to infrastructure, and other expenses. Additional laws, regulations, taxes, airport rates, and airport charges may be occasionally proposed that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, a higher total ticket price could influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business. Additionally, changes in laws and regulations at the local level may be difficult to track and maintain compliance. Any instances of non-compliance could result in additional fines and fees.

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

The global pandemic caused by COVID-19, and related measures implemented to combat its spread has had, and could continue to have, a material adverse effect on the Company’s operations, financial position and liquidity.

Our financial condition and results of operations have been, and could continue to be, adversely affected by the COVID-19 pandemic. Although our operation has largely recovered from the impacts of the COVID-19 pandemic, the pace of recovery has varied. Our strategies for encouraging air travel or managing future pandemic-related issues, such as a resurgence of adverse health conditions or other factors, may evolve over time and will be responsive to new information or regulatory guidance. At this time, we are unable to predict how COVID-19 will influence future customer behavior, and whether any changes in behavior are temporary or permanent. These new strategies may require further investment, and if not successful, may not generate related revenue to offset these costs.

STRATEGY

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business. If we cannot successfully compete in the marketplace, our business, financial condition, and operating results will be materially adversely affected.

The U.S. airline industry is characterized by substantial competition. Airlines compete for market share through competitive pricing, increasing or decreasing their capacity, route systems and markets served, and products and services offered to guests. We have significant capacity overlap with several of our competitors in locations we serve, particularly in our key West Coast markets. This dynamic may be exacerbated by competition among airlines to attract passengers during periods of economic recovery. The resulting increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition, or liquidity if we are unable to attract and retain guests.

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

The airline industry may undergo further consolidation or restructuring. In addition, regulatory, policy, and legal developments could impact the extent to which airlines can merge, or form and maintain marketing alliances and joint ventures with other airlines, particularly U.S. carriers. These factors could have a material adverse effect on our business, financial conditions, and results of operations.

We continue to face strong competition, mainly from other U.S. carriers. In many instances, our competitors have been able to grow and increase their competitive influence by merging with other airlines, as Alaska did with Virgin America in 2016. Some competitors have also benefited from the ability to reduce their cost structures through the U.S. bankruptcy process and restructuring laws. Competitors have also improved their competitive positions by entering marketing alliances and/or joint ventures with other airlines. Certain airline joint ventures promote competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits that can be extended to consumers, achieving many of the benefits of consolidation.

In recent years, the U.S. antitrust authorities have been increasingly reluctant to approve airline mergers, cooperative marketing arrangements, and joint ventures. The proposed joint venture between American Airlines, with which Alaska has its own alliance, and JetBlue is subject to a pending legal challenge that could impact the landscape for other airline ventures. The continuation of merger-adverse antitrust policy and/or the finality of legal rulings limiting airline mergers, joint marketing activities, and joint ventures could have a material adverse effect on our business, financial, and results of operations.

Our concentration in certain markets could cause us to be disproportionately impacted by adverse changes in circumstances in those locations.

Our strategy involves a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle, Portland, and Bay Area hubs. In 2022, passengers to and from Seattle, Portland, and the Bay Area accounted for 82% of our total guests.

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

Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. Horizon is similarly dependent on Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are vulnerable to issues associated with the supply of those aircraft and parts including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or actions by the FAA. Should we be unable to resolve known issues with certain aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, if effects of the ongoing supply chain backlog causes our limited vendors to have performance problems, reduced or ceased operations, bankruptcies, workforce shortages, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.

Should these suppliers be unable to manufacture, obtain certification for, and deliver new aircraft, we may not be able to grow our fleet at intended rates, which could impact our financial position. Boeing has significant production constraints and regulatory delays for the B737 family of aircraft, which may impact the timing of deliveries. If we are unable to receive these aircraft and future aircraft in a timely manner, our growth plans could be negatively impacted. Additionally, further consolidation amongst aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in production instability in the locations in which the aircraft and its parts are manufactured or an inability to operate our aircraft.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including an expanded relationship with American and other oneworld carriers. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. Refer to Item 1 above for details regarding these codeshare agreements. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our loyalty program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenue or the attractiveness of our Mileage Plan program, which we believe is a source of competitive advantage.

Our membership in the oneworld global alliance may limit options to bring non-oneworld carrier partners into our Mileage Plan program. Further, maintaining an alliance with another U.S. airline may expose us to additional regulatory scrutiny. Failure to appropriately manage these partnerships and alliances could negatively impact future growth plans and our financial position.

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

Economic uncertainty, including a recession, would likely impact demand for our product and could harm our financial condition and results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically resulted in reduced consumer spending and led to decreases in both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorter distance travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as video conferencing or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor and other costs. Additionally, reduced consumer spending would adversely impact revenue and cash flows from our co-branded credit card agreements. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

TECHNOLOGY
We rely heavily on automated systems to operate our business, including expanded reliance on systems managed or hosted by third parties. Failure to invest in new technology or a disruption of our current systems or their operators could harm our business.
We heavily depend on automated systems to operate our business. This includes our airline reservation system, check-in kiosks, website, telecommunication systems, maintenance systems, airline operations control systems, flight deck/route optimization systems, planning and scheduling, mobile applications and devices, and many other systems. These systems require significant investment of employee time and cost for maintenance and upgrades. Some of these systems are operated by government authorities, which limits our ability to switch vendors if issues arise. Failure to appropriately maintain and upgrade these systems may result in service disruptions or system failures. Additionally, as part of our commitment to innovation and providing an attractive guest travel experience, we invest in new technology to ensure our critical systems are reliable, scalable, and secure.

We continue to expand our reliance on third party providers for management or hosting of operational and financial systems. Should these providers fail to meet established service requirements or provide inadequate technical support, we could experience disruptions in our operation, ticketing or financial systems. All of our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, other security breaches, or telecommunications failures.

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

Additionally, we rely on the FAA and its systems for critical aspects of flight operations. The failure of these systems could lead to increased delays and inefficiencies in flight operations, resulting in an adverse impact to our financial condition and results of operations.

We continue to monitor emerging technologies, including technologies which may have disruptive impacts which are out of our control, such as the introduction of 5G wireless service. We will continue to work with regulatory agencies and other air carriers to mitigate potential impacts of these technologies on the safety and security of air travel.

Failure to appropriately comply with evolving and expanding information security rules and regulations or to safeguard our employee or guest data could result in damage to our reputation and cause us to incur substantial legal and regulatory cost.

As part of our core business, we are required to collect, process, store and share personal and financial information from our guests and employees. Under current or future privacy legislation, we are subject to significant legal risk should we not appropriately protect that data. Our membership in the oneworld alliance exposes us to incremental global regulation and therefore risk. In addition, we continue to expand our reliance on third-party software providers and data processors, including cloud providers. Unauthorized access of personal and financial data via fraud or other means of deception could result in data loss, theft, modification, or unauthorized disclosure. To the extent that either we or third parties with whom we share information experience a data breach, fail to appropriately safeguard personal data, or are found to be out of compliance with applicable laws, and regulations, we could be subject to additional litigation, regulatory risks and reputational harm. Further, as regulation of the collection and storage of personal and financial information continues to evolve and increase, we may incur significant costs to bring our systems and processes into compliance.

Cyber security threats have and will continue to impact our business. Failure to appropriately mitigate these risks could negatively impact our operations, onboard safety, reputation and financial condition.
Our sensitive information is securely transmitted over public and private networks.  Our systems are subject to increasing and evolving cyber security risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies, technical controls, and education may not be enough to prevent all unauthorized access. Emerging cybercrime threats include the loss of functionality of critical systems through ransomware, denial of service, or other attacks. A compromise of our systems, the security of our infrastructure, or those of our vendors or other business partners that result in our information being accessed or stolen by unauthorized persons could result in substantial costs for response and remediation, adversely affect our operations and our reputation, and expose us to litigation, regulatory enforcement, or other legal action. A cybersecurity attack impacting our onboard or other operational systems may result in an accident or incident onboard or significant operational disruptions, which could adversely affect our reputation, operation and financial position. Further, a significant portion of our office employees have maintained remote work arrangements, which increases our exposure to cyberattacks, and could compromise our financial or operational systems.

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Significant increases in jet fuel costs or significant disruptions in the supply of jet fuel would harm our business.

Fuel costs constitute a significant portion of our total operating expenses. Future increases in the price of jet fuel may harm our business, financial condition, and results of operations unless we are able to increase fares and fees or add ancillary services to attempt to recover increasing fuel costs.

We are unable to predict the future supply of jet fuel, which may be impacted by various factors, included but not limited to geopolitical conflict, economic sanctions against oil-producing countries, natural disasters, or staffing and equipment shortages in the oil industry. Any of these factors could adversely impact our operations and financial results.

We have a significant amount of debt and fixed obligations. These obligations could lead to liquidity restraints and have a material adverse effect on our financial position. Additionally, increases in interest rates may mean that future borrowings are more costly for the Company, which could harm our future financial results.

We carry, and will continue to carry for the foreseeable future, a substantial amount of debt and aircraft operating lease commitments. Although we aim to keep our leverage low, due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenue could result in a disproportionately greater decrease in earnings. Similarly, a material increase in market interest rates could mean future borrowings are more costly for the Company.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could limit our ability to obtain additional financing to fund our future capital expenditures or working capital; require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; or limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions. Further, should we incur incremental obligations, issuers may require future debt agreements to contain more restrictive covenants or require additional collateral beyond historical market terms which may further restrict our ability to successfully access capital.

In response to the COVID-19 pandemic, the Company, Alaska, Horizon, and McGee entered agreements with the United States Department of the Treasury (Treasury) to secure financing under the Coronavirus Aid, Relief, and Economic Security (CARES) Act Payroll Support Program (PSP). In addition to our financial commitments under the CARES PSP program, we remain subject to limitations on compensation and severance payments for officers and employees who earned more than $425,000 in total compensation in 2019 through April 1, 2023. This may adversely affect the Company’s profitability, our ability to negotiate favorable terms with loyalty partners, our attractiveness to investors, and our ability to compensate at market-competitive levels and retain key personnel.

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

As of December 31, 2022, the average age of our Boeing Next Gen passenger aircraft (B737-700, -800, -900, -900ERs) was approximately 11.9 years, the average age of our B737-9 aircraft was approximately 0.8 years, the average age of our A321neo aircraft was approximately 4.7 years, and the average age of our owned E175 aircraft was approximately 4.2 years. Typically, our newer aircraft require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations. In addition, expenses for aircraft coming off lease could result in incremental maintenance expense as we are required to return leased planes in a contractually specified condition.

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
The Company's brand and reputation could be harmed if it is exposed to significant negative publicity.

We operate in a highly visible industry that has significant exposure to social media and other media channels. Negative publicity, including as a result of misconduct by our guests or employees, failure to address our environmental, social, and governance goals, or other circumstances, can spread rapidly through such channels. Should the Company not respond in a timely and appropriate manner to address negative publicity, the Company's brand and reputation may be significantly harmed. Such harm could have a negative impact on our financial results.

PEOPLE AND LABOR STRATEGY

A significant increase in labor costs, unsuccessful attempts to strengthen our relationships with union employees, or loss of key personnel could adversely affect our business and results of operations.

Labor costs remain a significant component of our total expenses. In addition to costs associated with represented employee groups, labor costs could also increase for non-unionized employees and via vendor agreements as we work to compete for highly skilled and qualified employees against the major U.S. airlines and other businesses in a competitive job market. Labor costs have recently increased significantly driven by inflationary pressure on wages.

Ongoing and periodic negotiations with labor unions could result in job actions, such as slow-downs, sick-outs, or other actions designed to disrupt normal operations and pressure the employer to acquiesce to bargaining demands during negotiations. Although unlawful until after lengthy mediation attempts, the operation could be significantly impacted. Although we have a long track record of fostering good communications, negotiating approaches, and developing other strategies to enhance workforce engagement in our long-term vision, unsuccessful attempts to strengthen relationships with union employees could divert management’s attention from other projects and issues and negatively impact the business. In addition, our bargained-for labor agreement terms for flight crew are increasingly coming into conflict with state and local laws purporting to govern benefits and duties.

Our executive officers and other senior management personnel are critical to the long-term success of our business. If we experience significant turnover and loss of key personnel, and fail to find suitable replacements with comparable skills, our performance could be adversely impacted.

The inability to attract, retain and train qualified personnel, or maintain our culture, could result in guest impacts and adversely affect our business and results of operations.

We compete against other major U.S. airlines for pilots, aircraft technicians and other labor. Recently, there have been shortages of pilots for hire in the regional market and more pilots in the industry are approaching mandatory retirement age. Attrition beyond normal levels, or the inability to attract new pilots, could negatively impact our results of operations. The shortage of pilots and opportunities at other carriers could mean that our captains and first officers leave our airlines more often than forecast. Additionally, the industry, including related vendor partners, has experienced and may continue to experience challenges in hiring and retaining other labor positions, such as aircraft technicians, ground handling and customer service agents, and flight attendants. The Company's or our vendor partners' inability to attract and retain personnel for these positions could negatively impact our results of operations, which may harm our growth plans. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our guest experience and financial position.

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

REGULATION

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2022:

Aircraft Type (a)	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters	—	3	—	3	21.9
B737 Next Gen	124-178	153	10	163	11.9
B737-9	178	27	10	37	0.8
A320	150	—	12	12	13.2
A321neo	190	—	10	10	4.7
Total Mainline Fleet		183	42	225	10.0
Q400	76	10	1	11	12.9
E175	76	33	42	75	4.5
Total Regional Fleet		43	43	86	5.6
Total		226	85	311	8.8
(a) The table above does not include 24 Airbus and 21 Q400 non-operating aircraft, which have been permanently removed from operating service as of January 2023.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft. “Liquidity and Capital Resources" provides more information about aircraft that are used to secure long-

term debt arrangements or collateralize credit facilities. Note 7 to the consolidated financial statements provides more information regarding leased aircraft as capitalized on our consolidated balance sheets.

Alaska’s leased B737 Next Gen aircraft have lease expiration dates between 2026 and 2028. Alaska's leased B737-9 aircraft have lease expiration dates between 2031 and 2034. Alaska’s leased A319 and A320 aircraft have lease expiration dates between 2023 and 2025, including those aircraft that have been permanently removed from our operating fleet, but have not been returned to lessors. A321neo aircraft have lease expiration dates between 2029 and 2031. Horizon’s leased Q400 aircraft have lease expiration dates in 2023. The leased E175 aircraft support Alaska's capacity purchase agreement with SkyWest, and are under agreement through 2034. Alaska has the option to extend some of the leases for additional periods.

GROUND FACILITIES AND SERVICES

In various cities in the state of Alaska, we own terminal buildings and hangars. We also own or lease several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac). These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, a data center, and various other commercial office buildings.

At the majority of the airports we serve, we lease ticket counters, gates, cargo and baggage space, ground equipment, office space, and other support areas. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Long Beach, CA; Portland, OR; Puyallup, WA; Quincy, WA; Renton, WA; Seattle, WA; and Spokane, WA, call center facilities in SeaTac, WA; Phoenix, AZ; and Boise, ID, and hangars in Portland, OR and Everett, WA.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2022, there were 136,883,042 shares of common stock of Alaska Air Group, Inc. issued, 127,533,916 shares outstanding, and 2,394 shareholders of record. In March 2020, the Company suspended the payment of dividends indefinitely. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Historically, the Company purchased shares pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015. In March 2020, subject to restrictions under the CARES Act, the Company suspended the share repurchase program indefinitely; these restrictions ended on October 1, 2022. In December 2022, the Company announced plans to resume share repurchases in early 2023. The plan has remaining authorization to purchase an additional $456 million in shares.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2017 with the S&P 500 Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2017.

Comparison of 5 year Cumulative Total Return
Index Value
200
175
150
125
100
75
50
25
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Alaska Air Group
NYSE ARCA Airline
S&P 500

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•Year in Review—highlights from 2022 outlining some of the major events that happened during the year and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the most recent two years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section also includes forward-looking statements regarding our view of 2023.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments, and off-balance sheet arrangements.

•Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

This section of the Form 10-K covers discussion of 2022 and 2021 results, and comparisons between those years. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

YEAR IN REVIEW

2022 Results

Air Group's recorded consolidated pretax income under GAAP of $79 million and consolidated pretax income on an adjusted basis of $736 million, or 7.6%. This industry leading financial performance reflects the strength and resilience of our business model. Strong demand for air travel underpinned our results and enabled record breaking full year revenue of $9.6 billion, 10% above 2019 levels, despite flying capacity 9% below 2019 levels. As we ramped our operation significantly in 2022, we encountered disruptions including pilot training throughput issues in the spring, and weather related irregular operations in the winter. Despite these challenges, we had one of the industry's best completion rates and on-time performance rates for the year. As a result of the strength of our results, our employees earned a historic performance-based pay award, amounting to $257 million in 2022.

During 2022 our teams focused on several strategic priorities designed to strengthen our competitive advantages and set the stage for future growth. We signed five new labor contracts, we invested in fortifying our operational reliability, and we executed our single fleet transitions at both Alaska and Horizon. This progress positions our airlines well for the future. During the year we incurred $580 million in special charges, primarily driven by our fleet transitions and contract ratification bonuses paid to Alaska's pilots.

Fuel is a significant component of our cost structure, and significant increases in fuel costs in 2022 impacted our financial results. Economic fuel cost per gallon was 69% above prior year levels, at $3.42 per gallon for the year, inclusive of a $0.22 per gallon hedge benefit. As a result of elevated fuel prices and increased consumption, total economic fuel cost incurred was $1.3 billion higher than 2021.

Non-fuel operating expense, excluding special items, increased 23% in 2022 over the prior year period, while capacity was up 16%. Increases in non-fuel operating expense were primarily due to higher employee wages and related costs, driven by increased staffing levels relative to our level of flying, increased training, and the impacts of new labor deals.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2021, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of Item 1.

Labor Update

At Alaska, employees represented by the Transport Workers Union, International Association of Machinists and Aerospace Workers, and Airline Pilots Association all ratified new agreements. At Horizon, mechanics represented by the Aircraft Mechanics Fraternal Association and pilots represented by the International Brotherhood of Teamsters also reached new agreements during the year. All agreements provide increased pay and enhanced benefits designed to remain competitive with the market.

Outlook

The work executed in 2022 on new labor deals and the single-fleet transition sets the foundation for growth and expanding earnings in 2023. Our growth is predominantly enabled by increases in aircraft gauge and the stage lengths we fly. As a result, it is highly leveraged to improve productivity without much incremental cost. As we work through our remaining transition training in early 2023, we are scheduled to return to pre-pandemic levels of capacity in the first half of the year.

Given these factors, we anticipate first quarter 2023 capacity will grow versus 2022 by 11% to 14%, with unit costs flat to down 2% year over year. For full year 2023, we expect capacity to be up 8% to 10%, with unit costs down 1% to 3%, both versus 2022. Early in 2023, the demand for future travel has remained strong, and we anticipate full year revenue will be up 8% to 10% versus 2022. As a result, we anticipate full-year adjusted pretax margin will range from 9% to 12%. We also introduced earnings per share guidance of $5.50 to $7.50 for 2023, which implies restoration of pre-COVID earnings levels at the midpoint.

Our plans will continue to be responsive to emerging information and the guidance above continues to be subject to greater uncertainty than pre-pandemic. As we leverage our network, Mileage Plan program, and fleet for growth, our people are focused on keeping costs low and running a strong operation. These are competitive advantages we have cultivated over many years that will continue to serve us well in 2023 and beyond. We are confident in our ability to execute on our strategic plans, which we expect will drive continued industry out-performance.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of aircraft fuel, the Payroll Support Program grant wage offset, and other special items is useful information to investors because:

•By excluding fuel expense and certain other items, such as the Payroll Support Program grant wage offset and other special items, from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction and productivity initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as productivity, airport costs, maintenance costs, etc., which are more controllable by management.

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

2022 COMPARED WITH 2021

Our consolidated net income for 2022 was $58 million, or $0.45 per diluted share, compared to a net income of $478 million, or $3.77 per diluted share, in 2021.

Excluding the impact of special items, mark-to-market fuel hedge adjustments, and the Payroll Support Program grant wage offset, our adjusted consolidated net income for 2022 was $556 million, or $4.35 per share, compared to an adjusted consolidated net loss of $256 million, or $2.03 per share, in 2021. The following table reconciles our reported GAAP net income per share (EPS) during the full year 2022 and 2021 to adjusted amounts.

	Twelve Months Ended December 31,
	2022		2021
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$58	$0.45	$478	$3.77
Payroll Support Program grant wage offset	—	—	(914)	(7.21)
Mark-to-market fuel hedge adjustments	76	0.60	(47)	(0.37)
Special items - fleet transition and other	496	3.88	(1)	(0.01)
Special items - labor and related	84	0.66	(10)	(0.08)
Income tax effect of reconciling items above	(158)	(1.24)	238	1.87
Non-GAAP adjusted net income (loss) per share	$556	$4.35	$(256)	$(2.03)

CASMex is reconciled to CASM below:

	Twelve Months Ended December 31,
(in cents)	2022		2021		% Change
Consolidated:
CASM	15.76	¢	10.47	¢	51%
Less the following components:
Payroll Support Program grant wage offset	—		(1.75)		(100)%
Aircraft fuel, including hedging gains and losses	4.39		2.44		80%
Special items - fleet transition and other	0.82		—		NM
Special items - labor and related	0.14		(0.02)		NM
CASM excluding fuel and special items	10.41	¢	9.80	¢	6%

Mainline:
CASM	14.42	¢	9.52	¢	51%
Less the following components:
Payroll support program grant wage offset	—		(1.75)		(100)%
Aircraft fuel, including hedging gains and losses	4.11		2.33		76%
Special items - fleet transition and other	0.71		—		NM
Special items - labor and related	0.15		(0.02)		NM
CASM excluding fuel and special items	9.45	¢	8.96	¢	5%

OPERATING STATISTICS SUMMARY (unaudited)

Below are operating statistics we use to measure performance.

	Twelve Months Ended December 31,
	2022	2021	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	41,468	32,407	28.0%
RPMs (000,000) "traffic"	51,330	38,598	33.0%
ASMs (000,000) "capacity"	60,773	52,445	15.9%
Load factor	84.5%	73.6%	10.9 pts
Yield	17.16¢	14.25¢	20.4%
RASM	15.87¢	11.78¢	34.8%
CASMex(b)	10.41¢	9.80¢	6.3%
Economic fuel cost per gallon(b)	$3.42	$2.02	69.3%
Fuel gallons (000,000)	758	656	15.5%
ASMs per gallon	80.2	79.9	0.3%
Departures (000)	404	377	7.2%
Average full-time equivalent employees (FTEs)	22,564	19,375	16.5%
Employee productivity (PAX/FTEs/months)	153.1	139.4	9.9%
Mainline Operating Statistics:
Revenue passengers (000)	31,795	23,268	36.6%
RPMs (000,000) "traffic"	46,812	33,755	38.7%
ASMs (000,000) "capacity"	55,224	45,741	20.7%
Load factor	84.8%	73.8%	11.0 pts
Yield	15.92¢	13.07¢	21.8%
RASM	14.91¢	10.99¢	35.7%
CASMex(b)	9.45¢	8.96¢	5.5%
Economic fuel cost per gallon(b)	$3.40	$2.01	69.2%
Fuel gallons (000,000)	646	530	21.9%
ASMs per gallon	85.5	86.2	(0.8)%
Departures (000)	244	207	17.9%
Average full-time equivalent employees (FTEs)	17,224	14,366	19.9%
Aircraft utilization	9.9	9.7	2.1%
Average aircraft stage length	1,347	1,324	1.7%
Operating fleet(d)	225	217	8 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	9,673	9,139	5.8%
RPMs (000,000) "traffic"	4,518	4,842	(6.7)%
ASMs (000,000) "capacity"	5,549	6,704	(17.2)%
Load factor	81.4%	72.2%	9.2 pts
Yield	29.97¢	22.49¢	33.3%
RASM	25.34¢	17.12¢	48.0%
Departures (000)	160	170	(5.9)%
Operating fleet (d)	86	94	(8) a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service as of December 31, 2022 and December 31, 2021.

Given the unusual nature of 2021 and 2020, we believe that some analysis of specific financial and operational results compared to 2019 provides meaningful insight. The table below includes comparative results from 2022 to 2019.

FINANCIAL INFORMATION AND OPERATING STATISTICS - 2022 Compared with 2019 (unaudited)
Alaska Air Group, Inc.

	2022	2019	Change
Passenger revenue	$8,808	$8,095	9%
Mileage Plan other revenue	590	465	27%
Cargo and other revenue	248	221	12%
Total Operating Revenue	$9,646	$8,781	10%

Operating expense, excluding fuel and special items	$6,328	$5,796	9%
Aircraft fuel, including hedging gains and losses	2,668	1,884	42%
Special items	580	38	NM
Total Operating Expenses	$9,576	$7,718	24%

Total Non-operating Income (Expense)	9	(47)	119%
Income Before Income Tax	$79	$1,016	(92)%

Consolidated Operating Statistics:
Revenue passengers (000)	41,468	46,733	(11)%
RPMs (000,000) "traffic"	51,330	56,040	(8)%
ASMs (000,000) "capacity"	60,773	66,654	(9)%
Load factor	84.5%	84.1%	0.4 pts
Yield	17.16¢	14.45¢	19%
RASM	15.87¢	13.17¢	21%
CASMex	10.41¢	8.70¢	20%
Average full-time equivalent employees (FTEs)	22,564	22,126	2%

OPERATING REVENUE

Total operating revenue increased $3.5 billion, or 56%, during 2022 compared to the same period in 2021. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2022	2021	% Change
Passenger revenue	$8,808	$5,499	60%
Mileage Plan other revenue	590	461	28%
Cargo and other revenue	248	216	15%
Total Operating Revenue	$9,646	$6,176	56%

Passenger Revenue

On a consolidated basis, Passenger revenue for 2022 increased by $3.3 billion, or 60%, on a 33% increase in passenger traffic and a 20% increase in ticket yield. The improvement in traffic was driven by robust leisure demand. The improvement in yield was driven by a combination of increased demand and capacity constraints, leading to higher fares. Although our airlines experienced some operational volatility, demand for both leisure and business travel continued to drive revenue results to historic levels.

We anticipate Passenger revenue for 2023 will increase compared to 2022 on increased capacity and our commercial initiatives, consistent with our overall growth plan.

Mileage Plan Other Revenue

On a consolidated basis, Mileage Plan other revenue increased $129 million, or 28%, as compared to 2021, largely due to an increase in commissions from our bank card partners driven by increased consumer spending and improved economics from our new co-branded credit card agreement.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue increased $32 million, or 15%, from 2021. Other ancillary revenue was the primary driver of the year-over-year increase, consistent with the return in demand for travel. Incremental freight revenue also contributed due to greater use of belly capacity, which grew on an increase in scheduled departures.

We expect Cargo and other revenue to increase in 2023 as compared to 2022, driven by growth in our cargo business and greater ancillary revenue.

OPERATING EXPENSES

Total operating expenses increased $4.1 billion, or 74%, compared to 2021. We consider it useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2022	2021	% Change
Aircraft fuel, including hedging gains and losses	$2,668	$1,279	109%
Non-fuel operating expenses, excluding special items	6,328	5,137	23%
Payroll Support Program grant wage offset	—	(914)	NM
Special items - fleet transition and other	496	(1)	NM
Special items - labor and related	84	(10)	NM
Total Operating Expenses	$9,576	$5,491	74%

Significant operating expense variances from 2021 are more fully described below.

Fuel Expense

Aircraft fuel expense includes raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. Our aircraft fuel expense can be volatile based on fuel consumption and because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense increased $1.4 billion, or 109%, compared to 2021. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2022		2021
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$2,761	$3.64	$1,383	$2.11
(Gain)/loss on settled hedges	(169)	(0.22)	(57)	(0.09)
Consolidated economic fuel expense	$2,592	$3.42	$1,326	$2.02
Mark-to-market fuel hedge adjustments	76	0.10	(47)	(0.07)
GAAP fuel expense	$2,668	$3.52	$1,279	$1.95
Fuel gallons		758		656

Raw fuel expense increased 100% in 2022 compared to 2021, due to significantly higher per gallon costs and increased fuel consumption. Raw fuel price per gallon increased 73% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. Crude oil prices have risen 37% while refining margins are four times as high as 2021. Increased fuel costs were also driven by a 16% increase in gallons consumed compared to 2021, consistent with a 16% increase in capacity.

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

Gains recognized for hedges that settled during the year were $169 million in 2022, compared to gains of $57 million in 2021. These amounts represent cash received from settled hedges, offset by cash paid for the premium cost on related call options.

We expect our economic fuel cost per gallon in the first quarter of 2023 to range between $3.15 and $3.35 per gallon based on current market West Coast jet fuel prices.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel, the Payroll Support Program grant wage offset and special items. Significant operating expense variances from 2021 are more fully described below.

	Twelve Months Ended December 31,
(in millions)	2022	2021	% Change
Wages and benefits	$2,640	$2,218	19%
Variable incentive pay	257	151	70%
Aircraft maintenance	424	364	16%
Aircraft rent	291	254	15%
Landing fees and other rentals	581	555	5%
Contracted services	329	235	40%
Selling expenses	295	173	71%
Depreciation and amortization	415	394	5%
Food and beverage service	197	139	42%
Third-party regional carrier expense	182	147	24%
Other	717	507	41%
Total non-fuel operating expenses, excluding special items	$6,328	$5,137	23%

Wages and Benefits

Wages and benefits increased during 2022 by $422 million, or 19%, compared to 2021, excluding the impact of the Payroll Support Program grant wage offset. The primary components of Wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2022	2021	% Change
Wages	$2,024	$1,643	23%
Pension - Defined benefit plans	45	52	(13)%
Defined contribution plans	160	126	27%
Medical and other benefits	263	275	(4)%
Payroll taxes	148	122	21%
Total wages and benefits	$2,640	$2,218	19%

Wages and payroll taxes increased by a combined $407 million, or 23%, on a 17% increase in FTEs as Alaska, Horizon, and McGee hired to support the ramp up in operations. The ratification of five labor agreements during the year resulted in significant wage increases for the represented groups. As a result of the new agreements, the Company recorded $97 million in incremental wage expense during the year, $16 million of which relates to a one-time adjustment of accrued benefits for new wage rates. Increased expense for defined contribution plans and payroll taxes are consistent with the change in wages.

We expect wages and benefits expense to be higher in 2023 compared to 2022 given expected growth in overall FTEs needed to support our planned capacity growth, as well as the annualization of cost increases due to the five labor agreements in 2022. Our new ALPA contract also includes a clause that could further increase pay-rates as a result of other airlines' new labor agreements following a market comparison that will occur in the fourth quarter 2023. Our guidance does not include the impacts of any future agreements we may reach in 2023, most notably with our Mainline flight attendants whose contract became amendable in December 2022.

Variable Incentive Pay

Variable incentive pay expense increased to $257 million in 2022 from $151 million in 2021. The increase is primarily due to higher payouts achieved under the Performance Based Pay Plan. The higher payouts were achieved by exceeding certain profitability, safety, and emissions targets, as well as by finishing the year with the highest adjusted pretax margin among U.S. airlines.

Aircraft Maintenance

Aircraft maintenance costs increased by $60 million compared to 2021. Higher maintenance expense is the result of charges recorded for maintenance work to return leased aircraft recorded in the first quarter of 2022 and increased power-by-the-hour charges on covered aircraft, including a new contract for our regional fleet.

We expect aircraft maintenance expense to be higher in 2023 due to increased aircraft utilization and a new power-by-the-hour contract for our B737-900ER fleet.

Aircraft Rent

Aircraft rent expense increased $37 million, or 15%, compared to 2021. Increased expense is due to the delivery of five leased B737-9 aircraft and ten leased Embraer E175 aircraft operated by SkyWest since December 31, 2021.

We expect aircraft rent to decrease in 2023 driven by lease terminations in 2022 for certain Airbus and Q400 aircraft, partially offset by incremental deliveries of leased B737-9 aircraft during 2023 and the annualization of expense of lease deliveries in 2022.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $26 million, or 5%, compared to 2021. Landing fees rose significantly in Seattle and San Francisco, driven by rate and departure increases. Airport rents rose significantly in Seattle, Portland, and the New York metropolitan area, driven by passenger increases. These increases were partially offset by favorable resolution for certain pandemic period airport accruals, as well as decreases to landing fees and airport rents in other locations we serve.

We expect landing fees and other rental expense to increase in 2023 as we continue to increase capacity and departures across our network.

Contracted Services

Contracted services increased by $94 million, or 40%, compared to 2021, driven primarily by increased departures and passengers in line with increased demand, coupled with increased rates charged by vendor partners.

We expect contracted services to increase in 2023 as we continue to increase capacity and departures throughout our network.

Selling Expenses

Selling expenses increased by $122 million, or 71%, compared to 2021 primarily driven by higher credit card commissions and distribution costs incurred from both an increase in bookings and an increase in fares as demand for travel returned. Commissions and fees associated with alliances and business travel also contributed to the increase.

We expect selling expense to increase in 2023, due primarily to higher sales and an increase in marketing costs as we expand our network.

Food and Beverage Service

Food and beverage service increased by $58 million, or 42%, compared to 2021, primarily driven by the 28% increase in revenue passengers as well as additional offerings of on-board products as compared to the prior-year period. Higher costs for food, food service supplies, and transportation also contributed to the increase.

We expect food and beverage service to increase in 2023 as we continue to increase capacity and departures throughout our network.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA agreements, increased $35 million, or 24%, in 2022 compared to 2021. The increase in expense is due to incremental departures flown by SkyWest with ten additional aircraft in operating service, as well as the prior year impact of CARES Act PSP funding for SkyWest pilot and flight attendance wages.

We expect third-party regional carrier expense to be higher in 2023 on the annualization of expense for the ten E175 aircraft deliveries in 2022 under the CPA with SkyWest.

Other Expense

Other expense increased $210 million, or 41%, compared to 2021. The most significant drivers of the increased cost were training events and related travel costs, crew hotel stays, and crew per diem. Increases in crew-related costs are consistent with the rise in departures. The increase within Other expense also includes $28 million incurred for employee recognition related to the 90,000 mile gift granted to all employees.

We expect other expense to increase in 2023 as we increase departures and hire more employees, resulting in incremental crew costs.

Special Items - fleet transition and other

We recorded expenses associated with fleet transition and other of $496 million in 2022. Refer to Note 2 to the consolidated financial statements for additional details.

We will continue recording special charges in 2023 associated with our mainline fleet transition in 2023, primarily due to the expected retirement of the Airbus A321neo aircraft.

Special items - labor and related

We recorded an expense of $84 million in 2022 primarily for a one-time bonus for Alaska pilots following the ratification of a new collective bargaining agreement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 13 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $855 million in 2022, compared to an adjusted pretax loss of $179 million in 2021. The $1 billion improvement was primarily driven by a $3.2 billion increase in Passenger revenue, offset by a $1.1 billion increase in economic fuel cost and a $1.1 billion increase in non-fuel operating costs.

As compared to the prior year, higher Mainline revenue is primarily attributable to a 39% increase in traffic and a 22% increase in yield, driven by a historically strong demand environment. Non-fuel operating expenses increased, driven by higher variable costs, largely consistent with the overall growth in capacity and departures. Higher fuel prices, combined with more gallons consumed, drove the increase in Mainline fuel expense.
Regional

Regional operations reported an adjusted pretax loss of $76 million in 2022, compared to an adjusted pretax loss of $210 million in 2021. Improved results were attributable to increased operating revenue of $259 million driven by higher demand and yields, partially offset by a $136 million increase in fuel expense driven by higher fuel prices.

Horizon

Horizon reported an adjusted pretax loss of $46 million in 2022 compared to an adjusted pretax profit of $12 million in 2021. The shift to adjusted pretax loss is driven by lower CPA revenue on decreased departures, combined with higher wage and benefit costs on incremental FTEs and increased wage rates resulting from the new collective bargaining agreements with Horizon employees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities balance of $2.4 billion;

•Cash flows from operations;

•73 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million

Improved results and increased demand in 2022 allowed us to strengthen our balance sheet and available liquidity as we prepare for growth in 2023 and thereafter. Key liquidity and capital resources updates from the year include:

•Generated positive operating cash flow of $1.4 billion, bolstered by improved advance bookings in a historic demand environment as well as our co-branded credit card agreement with Bank of America. Operating cash flows included $295 million in federal income tax refunds;

•Repaid $385 million in debt and ended the year with a debt-to-capitalization ratio of 48%;

•Took free and clear delivery of 21 owned B737-9 aircraft and 3 owned E175 aircraft;

•Announced plans to resume share repurchases in early 2023, to be made pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015, which has remaining authorization of $456 million.

We anticipate funding our planned 2023 capital expenditures of $1.8 billion to $2.0 billion with cash and marketable securities on-hand. We believe that our current cash and marketable securities balance, combined with available sources of liquidity, will be sufficient to fund our operations, meet our debt payment obligations, and remain in compliance with the financial debt covenants in existing financing arrangements for the foreseeable future.

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

The table below presents the major indicators of our financial condition and liquidity:

(in millions)	December 31, 2022	December 31, 2021	Change
Cash and marketable securities	$2,417	$3,116	$(699)
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	29%	57%	(28)	pts
Long-term debt, net of current portion	$1,883	$2,173	$(290)
Shareholders’ equity	$3,816	$3,801	$15

Debt-to-capitalization, adjusted for operating leases

(in millions)	December 31, 2022	December 31, 2021	Change
Long-term debt, net of current portion	$1,883	$2,173	(13)%
Capitalized operating leases	1,621	1,547	5%
Adjusted debt	$3,504	$3,720	(6)%
Shareholders' equity	3,816	3,801	—%
Total invested capital	$7,320	$7,521	(3)%

Debt-to-capitalization, including operating leases	48%	49%

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent

(in millions)	December 31, 2022	December 31, 2021
Current portion of long-term debt	$276	$366
Current portion of operating lease liabilities	228	268
Long-term debt	1,883	2,173
Long-term operating lease liabilities, net of current portion	1,393	1,279
Total adjusted debt	3,780	4,086
Less: Cash and marketable securities	(2,417)	(3,116)
Adjusted net debt	$1,363	$970

(in millions)	December 31, 2022	December 31, 2021
GAAP Operating Income	$70	$685
Adjusted for:
Special items and Payroll Support Program grant wage offset	580	(925)
Mark-to-market fuel hedge adjustments	76	(47)
Depreciation and amortization	415	394
Aircraft rent	291	254
EBITDAR	$1,432	$361

Adjusted net debt to EBITDAR	1.0x	2.7x

The following discussion summarizes the primary drivers of the decrease in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.4 billion in 2022 compared to $1 billion in 2021. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state and local taxing authorities.

The $388 million net increase in our operating cash flows is due to a combination of factors. Increased remuneration from our co-branded credit card provided $374 million in incremental cash as compared to 2021 on improved economics and increased volumes. Additionally, in 2022 we received $295 million in federal income tax refunds. The prior year also included a nonrecurring voluntary contribution of $100 million to Alaska pilots' defined benefit plan. These amounts were partially offset by uses of cash on increasing operating expenses as the business returned flying capacity.

Cash Used in Investing Activities

Cash used in investing activities was $1.2 billion during 2022 compared to $1 billion in 2021. Cash used in capital expenditures for aircraft purchase deposits and other property and equipment was $1.7 billion in 2022, compared to $292 million in 2021. This increase in cash used in capital expenditures was partially offset by marketable securities activity, which amounted to $455 million of net sales in 2022, compared to $706 million of net purchases in 2021.

Cash Used in Financing Activities

Cash used in financing activities was $325 million during 2022 compared to $914 million in 2021. During the year, we had no new proceeds from issuance of debt and utilized cash on hand to make $385 million in debt payments, compared to debt proceeds of $363 million and payments of $1.3 billion in the prior year.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations:

Aircraft Commitments

As of December 31, 2022, Alaska has firm orders to purchase 105 B737 aircraft with deliveries between 2023 and 2027 and firm commitments to lease four B737-9 aircraft with deliveries in 2023. Alaska also has rights for 105 additional B737 aircraft through 2030.

Alaska has received information from Boeing that certain B737 deliveries in 2023 are expected to be delayed into 2024. The anticipated fleet count outlined below reflects the expected impact of these delays. Alaska will continue to work with Boeing on delivery timelines that support Alaska's plans for growth.

Horizon has commitments to purchase 17 Embraer E175 aircraft with deliveries between 2023 and 2026. Horizon has options to acquire 13 Embraer E175 aircraft between 2025 and 2026.

Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of the date of this filing:

	Actual Fleet Count		Anticipated Fleet Activity(a)
Aircraft	Dec 31, 2021	Dec 31, 2022	2023 Changes	Dec 31, 2023	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025
B737-700 Freighters	3	3	—	3	—	3	—	3
B737-800 Freighters	—	—	1	1	1	2	—	2
B737-700	11	11	—	11	—	11	—	11
B737-800	61	61	(2)	59	—	59	—	59
B737-900	12	12	—	12	—	12	—	12
B737-900ER	79	79	—	79	—	79	—	79
B737-8	—	—	3	3	7	10	—	10
B737-9	11	37	34	71	12	83	5	88
B737-10	—	—	—	—	6	6	21	27
A320	30	12	(12)	—	—	—	—	—
A321neo	10	10	(10)	—	—	—	—	—
Total Mainline Fleet	217	225	14	239	26	265	26	291
Q400 operated by Horizon	32	11	(11)	—	—	—	—	—
E175 operated by Horizon	30	33	8	41	3	44	3	47
E175 operated by third party	32	42	—	42	—	42	1	43
Total Regional Fleet(b)	94	86	(3)	83	3	86	4	90
Total	311	311	11	322	29	351	30	381
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

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2023	50%	$93	$6
Second Quarter 2023	50%	$97	$7
Third Quarter 2023	40%	$101	$8
Fourth Quarter 2023	30%	$99	$8
Total 2023	43%	$97	$7
First Quarter 2024	20%	$89	$8
Second Quarter 2024	10%	$86	$8
Total 2024	7%	$88	$8

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2022. For agreements with variable terms, amounts included reflect our minimum obligations. Discussion of these obligations follow the table below.

(in millions)	2023	2024	2025	2026	2027	Beyond	Total
Debt obligations	$280	$244	$296	$176	$535	$643	$2,174
Aircraft lease commitments(a)	285	230	225	222	218	741	1,921
Facility lease commitments	20	10	9	9	8	98	154
Aircraft-related commitments(b)	1,846	1,580	1,262	689	337	606	6,320
Interest obligations(c)	104	76	74	67	67	103	491
CPA and other obligations(d)	209	216	220	217	218	739	1,819
Total	$2,744	$2,356	$2,086	$1,380	$1,383	$2,930	$12,879
(a) Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b) Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c) For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2022.
(d) Primarily comprised of nonlease costs associated with capacity purchase agreements.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. In 2022, we repaid $385 million in debt, including prepayments of $17 million. At December 31, 2022, our debt portfolio carries a weighted average interest rate of 3.7%. Interest is paid with regular debt service. Debt service obligations in 2023 is expected to be approximately $384 million, inclusive of interest and principal. Refer to Note 6 to the consolidated financial statement for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with our capacity purchase agreements between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For many of our leased aircraft, we are required under the contractual terms to return the aircraft in a specified state. As a result of these contractual terms, we will incur significant costs to return these aircraft at the termination of the lease. Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. In 2022, we recorded expense of $238 million for estimated costs to return the Airbus A320 fleet. A total of $277 million is accrued at December 31, 2022, including costs recorded in prior year periods. Additional charges to be recorded in 2023 will reflect adjustments to estimated costs to return the A320 fleet, as well as remaining costs to retire our ten A321neo aircraft, which remain subject to negotiation with counterparties. We anticipate recording material cash outflows to return aircraft in 2023 in conjunction with expected lease terminations and the accelerated exit of Airbus aircraft from Alaska's fleet.

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

Sustainability Commitments

As part of our efforts to reach net-zero carbon emissions by 2040, we have made commitments related to sustainability initiatives that will require significant cash outlays. These commitments include, but are not limited to, purchasing SAF, increasing our use of electric ground equipment in our operation, and making investments through Alaska Star Ventures. Finding and establishing relationships with suppliers to meet these commitments is in process. Currently, Alaska has agreements to purchase approximately 200 million gallons of SAF to be delivered between 2025 and 2030. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. Financial commitments that have been contractually established and have met defined minimum obligations, including those related to Alaska Star Ventures, are included within Other obligations in the above table, as appropriate.

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

In 2022, the Company received a net refund of tax payments of $270 million. The Company had an effective tax rate of 26.2%. We believe that we have the liquidity available to make our future tax payments.

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

FREQUENT FLYER PROGRAMS

Alaska's Mileage Plan loyalty program awards mileage credits, referred to as miles, to members who fly on our airlines and our airline partners. We also sell services, including miles for transportation, Companion Fare™ certificates, priority boarding, bag fee waivers, and access to our brand and customer lists to major banks that offer Alaska co-branded credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels, and car rental agencies. Outstanding miles may be redeemed for travel on our airlines or eligible airline partners, and for non-airline products such as hotels. As long as Mileage Plan is in existence, we have an obligation to provide future travel.
Mileage credits and the various other services we sell under our loyalty program represent performance obligations that are part of a multiple deliverable revenue arrangement. Accounting guidance requires that we use a relative standalone selling price model to allocate consideration received to the material performance obligations in these contracts. Our relative standalone selling price models are refreshed when contracts originate or are materially modified. Absent a change to relevant contracts, we review the model for potential updates annually based on observed volumes.

At December 31, 2022, we had approximately 319 billion miles outstanding, resulting in an aggregate deferred revenue balance of $2.5 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.
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

Following the amendment of our agreement with one of our co-branded bank card partners in the first quarter of 2022, the Company updated the standalone selling price for performance obligations in the contract. Updated standalone selling prices became effective as of January 1, 2022.

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

We review significant Mileage Plan assumptions on an annual basis, or more frequently should circumstances indicate a need, and change our assumptions if facts and circumstances indicate that a change is necessary. The Company updated its breakage estimate for the portion of loyalty mileage credits not expected to be redeemed, effective January 1, 2022. This update was made following a study that used a statistical analysis of historical data. A hypothetical 1% change in the amount of outstanding miles estimated to be redeemed would result in an approximately $9 million impact on annual revenue recognized.

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

Aircraft Fuel

Currently, our fuel hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil component of jet fuel, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash paid for hedge premiums. We believe there is risk in not hedging against fuel price increases. We estimate that a hypothetical 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2022 would change the fair value of our crude oil hedge portfolio to approximately $74 million or $23 million.

The portfolio value of our fuel hedge contracts was $44 million at December 31, 2022 compared to a portfolio value of $81 million at December 31, 2021. We did not have any collateral held by counterparties on these agreements as of December 31, 2022.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 4 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations, which include variable rate instruments, as well as our short-term investment portfolio. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable rate debt held during 2022 would have correspondingly changed our net earnings and cash flows associated with these items by less than $2 million. Our variable rate debt represents approximately 24% and 29% of our total long-term debt as of December 31, 2022 and December 31, 2021. Approximately $302 million of the Company's total variable rate notes payable were effectively fixed via interest rate swaps at December 31, 2022.

Our exposure to interest rate variability is further mitigated through our variable rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2022, interest income would increase by approximately $24 million.

Our variable rate instruments, including long-term debt, interest rate swaps, and credit facilities, make reference to the London Interbank Offered Rate (LIBOR) and Secured Overnight Financing Rate (SOFR) as the interest rate benchmark. In June 2023, LIBOR will be discontinued as a reference rate. We have started to transition LIBOR-based contracts to SOFR, which effectively places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of LIBOR. At this time, we do not anticipate that the discontinuance of LIBOR will materially impact our liquidity or financial position.

Inflationary Risk

Inflation in the United States in 2022 was among the highest it has been in the past 30 years. Although a large portion of our operating costs are contractual with escalation clauses capped at specific increases, a portion of our costs are subject to a greater degree of inflationary pressures. Examples include fuel costs, goods and services for which we do not have existing contracts, wages for employees, airport costs based on cost recovery models, and certain vendor costs that include wage increase clauses, among others. Elevated inflation rates for a prolonged period of time, without the ability to increase our fares at a similar rate, may have a significant impact to our financial results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of Mileage Plan model

As discussed in Note 3 to the consolidated financial statements, the Company has a Mileage Plan loyalty program which provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. The Company utilizes a complex model to account for the Mileage Plan program, which involves numerous inputs and assumptions. Deferred revenues related to the Mileage Plan program were $2.5 billion as of December 31, 2022. Associated Mileage Plan revenues recognized from deferred revenue and recorded in passenger revenue were $931 million for the year ended December 31, 2022.

We identified the assessment of the Mileage Plan model as a critical audit matter. This was due to the high degree of auditor judgment required to assess that sufficient audit evidence was obtained over the model as well as the key inputs and assumptions used to develop the estimates of Mileage Plan revenue and deferred revenue due to the complex design of the model. Key inputs include miles credited and miles redeemed and key assumptions include estimated breakage and the relative standalone selling prices for performance obligations in a co-branded affinity agreement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Mileage Plan model. This included controls related to the integrity of the model as well as the key inputs and key assumptions utilized in the model. We checked the accuracy of key calculations utilized in the Mileage Plan model. We tested the completeness and accuracy of information technology system data used to determine the miles credited and miles redeemed inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the statistical and valuation models utilized to derive the breakage estimate and the relative standalone selling prices for performance obligations in the co-branded affinity agreement, respectively. We considered changes in the Mileage Plan program terms and customer behavior for potential changes in the breakage rate. We evaluated fluctuations in Mileage Plan balances in relation to program changes, economic conditions, and observed industry trends and events.

In addition, we evaluated the sufficiency of audit evidence obtained over the Mileage Plan model by assessing the results of procedures performed.

We have served as the Company's auditor since 2004.

Seattle, Washington
February 13, 2023
/s/ KPMG LLP

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$338	$470
Marketable securities	2,079	2,646
Total cash and marketable securities	2,417	3,116
Receivables - net	296	546
Inventories and supplies - net	104	62
Prepaid expenses	163	120
Other current assets	60	76
Total Current Assets	3,040	3,920

Property and Equipment
Aircraft and other flight equipment	9,053	8,127
Other property and equipment	1,661	1,489
Deposits for future flight equipment	670	384
	11,384	10,000
Less accumulated depreciation and amortization	4,127	3,862
Total Property and Equipment - Net	7,257	6,138

Other Assets
Operating lease assets	1,471	1,453
Goodwill and intangible assets	2,038	2,044
Other noncurrent assets	380	396
Total Other Assets	3,889	3,893

Total Assets	$14,186	$13,951

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2022	2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$221	$200
Accrued wages, vacation and payroll taxes	619	457
Air traffic liability	1,180	1,163
Other accrued liabilities	846	625
Deferred revenue	1,123	912
Current portion of operating lease liabilities	228	268
Current portion of long-term debt	276	366
Total Current Liabilities	4,493	3,991

Long-Term Debt, Net of Current Portion	1,883	2,173

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,393	1,279
Deferred income taxes	574	578
Deferred revenue	1,374	1,446
Obligation for pension and post-retirement medical benefits	348	305
Other liabilities	305	378
Total Noncurrent Liabilities	3,994	3,986

Commitments and Contingencies (Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2022 - 136,883,042 shares; 2021 - 135,255,808 shares, Outstanding: 2022 - 127,533,916 shares; 2021 - 125,905,864 shares	1	1
Capital in excess of par value	577	494
Treasury stock (common), at cost: 2022 - 9,349,944 shares; 2021 - 9,349,944 shares	(674)	(674)
Accumulated other comprehensive loss	(388)	(262)
Retained earnings	4,300	4,242
	3,816	3,801
Total Liabilities and Shareholders' Equity	$14,186	$13,951

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2022	2021	2020
Operating Revenue
Passenger revenue	$8,808	$5,499	$3,019
Mileage Plan other revenue	590	461	374
Cargo and other revenue	248	216	173
Total Operating Revenue	9,646	6,176	3,566

Operating Expenses
Wages and benefits	2,640	2,218	2,053
Variable incentive pay	257	151	130
Payroll Support Program grant wage offset	—	(914)	(782)
Aircraft fuel, including hedging gains and losses	2,668	1,279	723
Aircraft maintenance	424	364	321
Aircraft rent	291	254	299
Landing fees and other rentals	581	555	417
Contracted services	329	235	181
Selling expenses	295	173	101
Depreciation and amortization	415	394	420
Food and beverage service	197	139	90
Third-party regional carrier expense	182	147	128
Other	717	507	407
Special items - fleet transition and other	496	(1)	627
Special items - labor and related	84	(10)	220
Special items - merger-related costs	—	—	6
Total Operating Expenses	9,576	5,491	5,341
Operating Income (Loss)	70	685	(1,775)

Non-operating Income (Expense)
Interest income	53	25	31
Interest expense	(108)	(128)	(98)
Interest capitalized	14	11	11
Special charges - net non-operating	—	—	(26)
Other - net	50	36	17
Total Non-operating Income (Expense)	9	(56)	(65)
Income (Loss) Before Income Tax	79	629	(1,840)
Income tax expense (benefit)	21	151	(516)
Net Income (Loss)	$58	$478	$(1,324)

Basic Earnings (Loss) Per Share	$0.46	$3.82	$(10.72)
Diluted Earnings (Loss) Per Share	$0.45	$3.77	$(10.72)
Shares used for computation:
Basic	126.657	125.063	123.450
Diluted	127.899	126.775	123.450

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2022	2021	2020

Net Income (Loss)	$58	$478	$(1,324)
Other comprehensive income (loss), net of tax
Marketable securities	(76)	(27)	14
Employee benefit plans	(67)	246	(29)
Interest rate derivative instruments	17	13	(14)
Total other comprehensive income (loss), net of tax	(126)	232	(29)

Total Comprehensive Income (Loss), net of tax	$(68)	$710	$(1,353)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2019	123.000	$1	$305	$(643)	$(465)	$5,133	$4,331
2020 net loss	—	—	—	—	—	(1,324)	(1,324)
Other comprehensive loss	—	—	—	—	(29)	—	(29)
Common stock repurchases	(0.538)	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	34	—	—	—	34
CARES Act warrant issuances	—	—	14	—	—	—	14
Cash dividend declared ($0.375 per share)	—	—	—	—	—	(45)	(45)
Stock issued for employee stock purchase plan	1.524	—	41	—	—	—	41
Stock issued under stock plans	0.231	—	(3)	—	—	—	(3)
Balances at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
2021 net income	—	—	—	—	—	478	478
Other comprehensive income	—	—	—	—	232	—	232
Stock-based compensation	0.010	—	44	—	—	—	44
CARES Act warrant issuances	—	—	16	—	—	—	16
Stock issued for employee stock purchase plan	1.255	—	48	—	—	—	48
Stock issued under stock plans	0.424	—	(5)	—	—	—	(5)
Balances at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
2022 net income	—	—	—	—	—	58	58
Other comprehensive loss	—	—	—	—	(126)	—	(126)
Stock-based compensation	0.016	—	35	—	—	—	35
Stock issued for employee stock purchase plan	1.293	—	54	—	—	—	54
Stock issued under stock plans	0.318	—	(6)	—	—	—	(6)
Balances at December 31, 2022	127.533	$1	$577	$(674)	$(388)	$4,300	$3,816

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$58	$478	$(1,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	415	394	420
Stock-based compensation and other	42	51	24
Special items - impairment charges and other	496	(1)	627
Special items - restructuring charges	—	(10)	220
Changes in certain assets and liabilities:
Changes in deferred income taxes	22	104	(300)
(Increase) decrease in accounts receivable	(45)	(69)	(168)
Increase in air traffic liability	17	90	173
Increase in deferred revenue	139	81	288
Pension contribution	—	(100)	—
Federal income tax refund	295	3	8
Other - net	(21)	9	(202)
Net cash provided by (used in) operating activities	1,418	1,030	(234)
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(1,272)	(68)	(64)
Other flight equipment	(208)	(126)	(55)
Other property and equipment	(191)	(98)	(103)
Total property and equipment additions	(1,671)	(292)	(222)
Purchases of marketable securities	(1,797)	(4,301)	(2,962)
Sales and maturities of marketable securities	2,252	3,595	2,318
Proceeds from disposition of assets	4	2	279
Other investing activities	(6)	(12)	(6)
Net cash used in investing activities	(1,218)	(1,008)	(593)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	363	2,564
Long-term debt payments	(385)	(1,334)	(565)
Common stock repurchases	—	—	(31)
Cash dividend paid	—	—	(45)
Other financing activities	60	57	58
Net cash provided by (used in) financing activities	(325)	(914)	1,981
Net increase (decrease) in cash and cash equivalents	(125)	(892)	1,154
Cash, cash equivalents, and restricted cash at beginning of year	494	1,386	232
Cash, cash equivalents, and restricted cash at end of year	$369	$494	$1,386

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$71	$109	$50
Income taxes, net of refunds received	—	48	—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$338	$470	$1,370
Restricted cash included in Other noncurrent assets	31	24	16
Total cash, cash equivalents, and restricted cash at end of the period	$369	$494	$1,386
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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $9 million and $7 million at December 31, 2022 and 2021, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Receivables—net

Receivables primarily consist of amounts due from taxing authorities, credit card processors, and the Company's affinity card partner stemming from income tax returns, sales of tickets to customers and bank purchased miles, respectively. Given the nature of these receivables, reserves are immaterial to the overall balance.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $55 million and $49 million at December 31, 2022 and 2021. Removals from the reserve in 2022 were immaterial. Inventory and supplies - net also includes fuel inventory of $38 million and $21 million at December 31, 2022 and 2021. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
B737 and E175 aircraft	20 to 25 years	10%
Bombardier Q400 aircraft(a)	15 years	5%
Buildings	25 to 40 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3 to 10 years	—%
Other furniture and equipment	5 to 10 years	—%
(a) As a result of the early retirement of the Bombardier Q400 fleet, all aircraft and related flight equipment were depreciated to their salvage values in 2022 depending on the scheduled retirement dates.

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

Maintenance and repairs, other than engine maintenance on B737-800 and E175 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-800 and E175 engines are covered under power-by-the-hour agreements with third parties, whereby the Company pays a determinable amount, and transfers risk, to a third party. Beginning in 2023, maintenance on B737-900ER aircraft will also be covered under a power-by-the-hour agreement with a third party. For these agreements, the Company expenses the contract amounts based on engine usage.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. The total balance of goodwill is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that an impairment may exist. The assessment utilizes either a qualitative or quantitative approach. The qualitative approach considers factors such as Alaska Air Group market capitalization and other market trends, and unobservable inputs, including Company specific cash flow and performance information. If it is determined that it is more likely than not that the asset may be impaired, management utilizes a quantitative approach to assess the asset's fair value and the amount of impairment and a charge may be recorded. In 2022, the fair value of the Mainline reporting unit exceeded its carrying value.

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

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes accounting maintenance deposits as assets on the balance sheet using estimates of the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. Aircraft maintenance deposits recorded on the consolidated balance sheets were $140 million and $175 million as of December 31, 2022 and December 31, 2021.

Any expense associated with aircraft maintenance deposits which may not ultimately be claimable in the standard course of operating the aircraft is included in Aircraft maintenance in the consolidated statements of operations. Following the Company's decision in early 2022 to exit the Airbus fleet before contractual return timelines, expense associated with aircraft maintenance deposits, including impairment of those deposits which will not be claimed, was recognized ratably over the remaining operating period of the respective aircraft, and classified within Special items - fleet transition and other in the consolidated statement of operations. See Note 2 for further discussion of these special items.

Leased Aircraft Return Costs

Costs of returning leased aircraft begin accruing when the costs are probable and reasonably estimable, usually beginning at least twelve months prior to lease return, and are recognized over the remaining operating life of the aircraft. If a leased asset is removed from operation and no lease return cost has previously been estimated, an estimate of the cost to return the asset is accrued at the time of removal. These estimates are based on the time remaining on the lease, planned aircraft usage, and lease terms, although the actual amount due to any lessor upon return may not be known with certainty until lease termination.

As leased aircraft are returned, payments made reduce the outstanding lease return liability. Of the total outstanding liability as of December 31, 2022, $186 million is included in Other accrued liabilities and $91 million is included in Other liabilities on the consolidated balance sheets, compared to $53 million included in Other accrued liabilities and $114 million included in Other liabilities as of December 31, 2021.

Expense associated with lease returns in the standard course of operating the aircraft is included in Aircraft maintenance in the consolidated statements of operations. Expense associated with lease returns when aircraft are permanently parked or anticipated to be removed from the fleet before its contractual return date is recorded as a charge at the date the aircraft is permanently parked, regardless of contractual return date, and is classified within Special items - fleet transition and other in the consolidated statements of operations. Following the announcement in early 2022 of the Company's intent to move to single fleets at Alaska and Horizon, all anticipated lease return charges were recorded within Special items - fleet transition and other. See Note 2 for further discussion of these special items.

Advertising Expenses

The Company's advertising expenses include advertising, sponsorship and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $85 million, $63 million and $41 million during the years ended December 31, 2022, 2021 and 2020.

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

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2022, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2022 and 2021, anti-dilutive stock options excluded from the calculation of EPS were not material.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the market transition from LIBOR to alternative reference rates. In January 2021, the FASB updated Topic 848, providing additional clarification and scope relating to transition to alternative reference rates. The guidance was effective upon issuance and the Company has started to transition its LIBOR-based contracts to an alternative reference rate. The Company does not expect the adoption and transition to have a material impact on our consolidated financial statements.

NOTE 2. FLEET TRANSITION

In 2022, the Company announced plans to accelerate the transition of its Mainline operations to an all-Boeing 737 fleet. The Company also announced plans to transition Horizon's Regional operations to an all-Embraer fleet. The Company operated 12 leased A320 aircraft, ten leased A321neo aircraft, ten owned Q400 aircraft, and one leased Q400 aircraft as of December 31, 2022. All A320 and Q400 aircraft were removed from operating service in January 2023. Alaska also operates ten A321neo aircraft, and plans to remove them from its operating fleet by no later than the end of 2023.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the total carrying amount of an asset or asset group may not be recoverable. In 2022, the Company recorded an impairment charge of $70 million related to the Q400 fleet, reflecting the amount by which carrying value exceeded fair value of the owned Q400 aircraft. The Company evaluated the fair market value for the Q400 fleet using available market price information with adjustments based on quantitative and qualitative considerations. This amount is recorded within the Special items - fleet transition and other line in the consolidated statement of operations.

The Company adjusted useful lives and depreciation schedules for Airbus and Q400 capitalized leasehold improvements, spare engines, inventory, and other fixed assets, as well as the amortization schedules for the right of use assets and aircraft rent expenses. These accelerated schedules reflect the dates the aircraft are removed from operating service. Incremental costs associated with the accelerated schedules are recognized within the Special items - fleet transition and other line item.

The Company has estimated future lease return costs for the leased Airbus aircraft. Costs of returning leased aircraft begin accruing when the costs are probable and reasonably estimable, and are recognized over the remaining operating life of the aircraft. These estimates are based on the time remaining on the lease, planned aircraft usage, and lease terms. These estimates may change as actual amounts due to any lessor upon return may not be known with certainty until lease termination. In 2022, all lease return costs are recorded within the Special items - fleet transition and other line in the consolidated statement of operations.

A summary of special charges for fleet transition activities is included below for 2022. The impairment charges were one-time in nature, while the other special charges were recorded consistent with the schedules described above. The Company continues to evaluate options for the ten leased A321neo aircraft, and anticipates recording incremental special charges in 2023 as those decisions evolve.

	Twelve Months Ended December 31, 2022
(in millions)	Airbus	Q400	Total
Lease return costs and other expenses	$238	$—	$238
Accelerated aircraft ownership expenses	140	33	173
Impairment of long-lived assets	—	70	70
Special items - fleet transition and other	$378	$103	$481

In 2020, the Company recorded $22 million to the Special items - fleet transition and other line in the consolidated statement of operations as a contingency in the Bernstein v. Virgin America litigation. In 2022, in light of a damages ruling issued by the federal district court after remand from the Ninth Circuit Court of Appeals, the Company recorded an additional $15 million to the Special items - fleet transition and other line to reflect what the Company considers its probable and estimable liability exposure as of December 31, 2022. Refer to Note 10 to the consolidated financial statements for additional details.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from our co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

In 2022, the Company amended its Mileage Plan co-branded credit card agreement with Bank of America. The amendment extended the term of the agreement into 2030 and resulted in modifications to the separately identifiable performance obligations.

The Company disaggregates revenue by segment in Note 13. The level of detail within the Company’s consolidated statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

The primary performance obligation on a typical passenger ticket is to provide air travel to the passenger. Ticket revenue is collected in advance of travel and recorded as air traffic liability on the consolidated balance sheets. The Company satisfies its performance obligation and recognizes ticket revenue for each flight segment when the transportation is provided.

Ancillary passenger revenue relate to items such as checked-bag fees, ticket change fees (prior to 2021), and on-board food and beverage sales, all of which are provided at time of flight. As such, the obligation to perform these services is satisfied at the time of travel and is recorded with ticket revenue in Passenger revenue.

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

Passenger revenue recognized in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$7,430	$4,533	$2,428
Passenger ancillary revenue	447	327	245
Mileage Plan passenger revenue	931	639	346
Total Passenger revenue	$8,808	$5,499	$3,019

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent $201 million and $167 million on the consolidated balance sheets as of December 31, 2022 and 2021.

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

Mileage Plan Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan co-branded credit card and purchases from other participating partners. In 2022, the Company ceased expiry of outstanding mileage credits. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on flights operated by Alaska and its regional partners or on one of its 24 partners, as well as redemption at partner hotels.

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

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including source of mileage credit earn, slow-moving and low-credit accounts, among other factors. In 2022, the Company updated its breakage methodology in conjunction with the elimination of mileage expiry, and now recognizes breakage proportionally as mileage credits are redeemed. The Company reviews the breakage rate used on an annual basis.

Co-branded credit card agreements and other

In addition to mileage credits, the co-branded credit card agreements, referred to herein as the Agreements, also include performance obligations for waived bag fees, Companion Fare offers to purchase an additional ticket at a discount, marketing, priority boarding, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and frequent flyer member lists), which is the predominant element in the Agreement. The co-branded card bank partners are the customer for some elements, including the brand and marketing, while the Mileage Plan member is the customer for other elements such as mileage credits, bag waivers, priority boarding and companion fares.

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

Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Passenger revenue	$931	$639	$346
Mileage Plan other revenue	590	461	374
Total Mileage Plan revenue	$1,521	$1,100	$720

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

Cargo and other revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Cargo revenue	$133	$124	$112
Other revenue	115	92	61
Total Cargo and other revenue	$248	$216	$173

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $700 million and $703 million from the 2021 and 2020 year-end air traffic liability balance during the twelve months ended December 31, 2022 and 2021.

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

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $83 million and $64 million of such receivables as of December 31, 2022 and December 31, 2021.

Mileage credits are combined into one homogeneous pool and are not specifically identifiable once deposited. As such, loyalty revenue disclosed earlier in this Note are comprised of miles that were part of the deferred revenue and liabilities balances at the beginning of the period and miles that were issued during the period. The table below presents a roll forward of the total frequent flyer liability (in millions):

	Twelve Months Ended December 31,
	2022	2021
Total Deferred Revenue balance at January 1	$2,358	$2,277
Travel miles and companion certificate redemption - Passenger revenue	(878)	(639)
Miles redeemed on partner airlines - Other revenue	(65)	(43)
Increase in liability for mileage credits issued	1,082	763
Total Deferred Revenue balance at December 31	$2,497	$2,358

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems booking fees, are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $33 million and $37 million as of December 31, 2022 and December 31, 2021. The Company recorded related expense on the consolidated statements of operations of $311 million, $90 million and $43 million for the twelve months ended December 31, 2022, 2021 and 2020.

NOTE 4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil. As of December 31, 2022, the Company had outstanding fuel hedge contracts covering approximately 421 million gallons of crude oil that will be settled from January 2023 to June 2024.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long-term debt. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2022, the Company has 10 interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $302 million of debt. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. All significant terms of the swap agreements match the terms of the underlying hedged items and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2022	2021
Fuel hedge contracts (not designated as hedges)
Other current assets	$33	$71
Other assets	11	10
Interest rate swaps (designated as hedges)
Other current assets	8	—
Other noncurrent assets	7	—
Other accrued liabilities	—	(6)
Other liabilities	—	(3)
Gains (losses) in accumulated other comprehensive loss (AOCL)	23	17

The net cash received from settlements offset by cash paid for new fuel hedge positions was $130 million during 2022, compared to net cash received of $38 million during 2021 and net cash paid of $14 million during 2020.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2022	2021	2020
Fuel hedge contracts (not designated as hedges)
Gains (losses) recognized in Aircraft fuel	$93	$104	$(10)
Interest rate swaps (designated as hedges)
Losses recognized in Aircraft rent	—	—	(3)
Gains (losses) recognized in other comprehensive income (OCI)	23	17	(21)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. Losses related to interest rate swaps on variable rate debt of $2 million were recognized in interest expense during 2022. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects to reclassify from OCI $8 million in interest income within the next twelve months.

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

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$505	$—	$505	$331	$—	$331
Equity mutual funds	5	—	5	6	—	6
Foreign government bonds	—	25	25	—	38	38
Asset-backed securities	—	261	261	—	311	311
Mortgage-backed securities	—	196	196	—	232	232
Corporate notes and bonds	—	1,025	1,025	—	1,663	1,663
Municipal securities	—	62	62	—	65	65
Total Marketable securities	510	1,569	2,079	337	2,309	2,646
Derivative instruments
Fuel hedge contracts - call options	—	44	44	—	81	81
Interest rate swap agreements	—	15	15	—	—	—
Total Assets	$510	$1,628	$2,138	$337	$2,390	$2,727

Liabilities
Derivative instruments
Interest rate swap agreements	—	—	—	—	(9)	(9)
Total Liabilities	$—	$—	$—	$—	$(9)	$(9)

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

Activity and Maturities for Marketable Securities

As of December 31, 2022, total cost basis for marketable securities was $2.2 billion, compared to a fair value of $2.1 billion. Unrealized losses from marketable securities are primarily attributable to changes in interest rates.

The Company completes an analysis of the marketable securities portfolio using both quantitative and qualitative methods to identify potential expected credit losses. Management does not believe any unrealized losses are the result of expected credit losses based on the Company's evaluation of available evidence as of December 31, 2022. Refer to Note 1 for additional information about this analysis.

Proceeds from sales of marketable securities were $2.3 billion, $3.6 billion, and $2.3 billion in 2022, 2021, and 2020.

Maturities for marketable securities (in millions):

December 31, 2022	Cost Basis	Fair Value
Due in one year or less	$431	$421
Due after one year through five years	1,717	1,624
Due after five years	30	28
Total	$2,178	$2,073

As of December 31, 2022, $6 million of total marketable securities do not have a maturity date and are therefore excluded from the total fair value of maturities for marketable securities above.

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

Debt: To estimate the fair value of all fixed-rate debt as of December 31, 2022, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $566 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	December 31, 2022	December 31, 2021
Total fixed rate debt	$1,660	$1,821

Estimated fair value	$1,473	$1,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for discussion regarding impairment charges recorded in the year.

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	2022	2021
Fixed-rate notes payable due through 2029	$113	$163
Fixed-rate PSP note payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	947	1,058
Variable-rate notes payable due through 2029	514	738
Less debt issuance costs	(15)	(20)
Total debt	2,159	2,539
Less current portion	276	366
Long-term debt, less current portion	$1,883	$2,173

Weighted-average fixed-interest rate	3.5%	3.7%
Weighted-average variable-interest rate	5.8%	1.3%

Approximately $302 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2022, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.7%.

During 2022, the Company made scheduled debt payments of $368 million and prepayments of $17 million.

Debt Maturity

At December 31, 2022, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
2023	$280
2024	244
2025	296
2026	176
2027	535
Thereafter	643
Total principal payments	$2,174

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of December 31, 2022. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2023 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at December 31, 2022.

NOTE 7. LEASES

The Company leases property and equipment through operating leases and categorizes these leases into five asset classes: aircraft, capacity purchase arrangements for aircraft operated by third-party carriers (CPA aircraft), airport and terminal facilities, corporate real estate and other equipment. All capitalized lease assets have been recorded on the consolidated balance sheet as of December 31, 2022 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Operating rent expense is recognized on a straight-line basis over the term of the lease.

The Company has elected the practical expedient under ASC 842 - Leases, allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2022, 2021, and 2020.

Operating lease assets balance by asset class was as follows (in millions):

	December 31, 2022	December 31, 2021
Aircraft	$701	$782
CPA Aircraft	683	600
Airport and terminal facilities	21	16
Corporate real estate and other	66	55
Total Operating Lease Assets	$1,471	$1,453

Aircraft

At December 31, 2022, Alaska had operating leases for ten B737-800, ten B737-9, four A319, 32 A320, and ten A321neo aircraft. No A319 or A320 aircraft leases had remaining asset balances. Four A319 and 20 A320 aircraft, not operating at December 31, 2022, are still awaiting return to the lessor. Alaska is currently evaluating options for the A321neo leases. Remaining lease terms for B737 aircraft extend up to 12 years and remaining lease terms for A321neo aircraft extend up to nine years. Some leases have options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. Horizon had operating leases for six Q400 aircraft. Of these, five, which were not operating at December 31, 2022, are awaiting return to the lessor and had no remaining asset balance. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft for the twelve months ended December 31, 2022, 2021, and 2020 was $10 million, $5 million, and $1 million.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2022, Alaska had CPAs with two carriers, including the Company’s wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. Alaska also has a CPA with SkyWest covering 42 E175 aircraft to fly certain routes in the Lower 48 and Canada. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. As Horizon is a wholly-owned subsidiary, intercompany leases between Alaska and Horizon have not been recognized under the standard.

Remaining lease terms for CPA aircraft extend up to 12 years. Financial arrangements of the CPAs include a fixed component, representing the costs to operate each aircraft which is capitalized. CPAs also include variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the twelve months ended December 31, 2022, 2021, and 2020 was not material.

Airport and terminal facilities

The Company leases ticket counters, gates, cargo and baggage space, lounge space, office space and other support areas at numerous airports. For this asset class, the Company has elected to combine lease and non-lease components. The majority of airport and terminal facility leases are not capitalized because they do not meet the definition of controlled assets under the standard, or because the lease payments are entirely variable. For airports where leased assets are identified, and where the contract includes fixed lease payments, operating lease assets and lease liabilities have been recorded. The Company is also commonly responsible for maintenance, insurance and other facility-related expenses and services under these agreements. These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense for the twelve months ended December 31, 2022, 2021, and 2020 was $381 million, $377 million, and $286 million.

Starting in 2018, the Company leased twelve airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. Starting in 2022, the Company leased one airport gate at Dallas Love Field Airport to a third party. For these leases, the Company recorded $15 million, $16 million, and $14 million of lease income during the twelve months ended December 31, 2022, 2021, and 2020.

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, training centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators, ground equipment, and spare engines. Variable lease expense related to corporate real estate and other leases for the twelve months ended December 31, 2022, 2021, and 2019 was $27 million, $17 million, and $12 million.

Sale-leaseback transaction

In 2020, Alaska entered into a transaction to sell ten owned A320 aircraft and replace those aircraft with 13 new leased B737-9 aircraft. Also included in the transaction was the leaseback of all ten A320 aircraft in the interim period between the sale of those aircraft and delivery of the first ten B737-9 aircraft. As of December 31, 2022, the leases for the ten A320 aircraft were terminated and the aircraft had no remaining asset balance.

In 2022, Alaska executed an agreement to sell two owned B737-800 aircraft to be converted into freighters and leased back to Alaska. The sale to the lessor, conversions, and subsequent delivery of these aircraft to Alaska are all expected to occur in 2023 and 2024, and as a result there were no amounts recorded related to this transaction for the twelve months ended December 31, 2022.

Components of Lease Expense

The impact of leases, including variable lease cost, was as follows (in millions):

	Classification	2022	2021	2020
Expense
Aircraft(a)	Aircraft rent	$191	$174	$215
CPA Aircraft	Aircraft rent	100	80	80
Airport and terminal facilities	Landing fees and other rentals	384	379	288
Corporate real estate and other	Landing fees and other rentals	33	21	19
Total lease expense		$708	$654	$602
Revenue
Lease income	Cargo and other revenue	(15)	(16)	(14)
Net lease impact		$693	$638	$588
(a)Aircraft lease expense for the year ended December 31, 2022 does not include the portion of aircraft rent that was accelerated due to the fleet transition decision and recorded within the Special items - fleet transition and other line within the consolidated statement of operations. Refer to Note 2 to the consolidated financial statements for additional information.

Supplemental Cash Flow Information

During the year ended December 31, 2022, the Company paid $354 million for capitalized operating leases. The Company also acquired $461 million of operating lease assets in exchange for assumption of the same total of operating lease liabilities, inclusive of lease extensions.

Lease Term and Discount Rate

As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at December 31, 2022.

	Weighted Average IBR	Weighted Average Remaining Lease term
Aircraft	4.4%	7.9
CPA Aircraft	7.0%	8.8
Airports and terminal facilities	4.4%	7.9
Corporate real estate and other	4.7%	27.5

Maturities of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2022 (in millions):

	Aircraft(a)	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate and Other
2023	$173	$112	$3	$17
2024	118	112	3	7
2025	113	112	3	6
2026	110	112	3	6
2027	106	112	3	5
Thereafter	356	385	10	88
Total Lease Payments(b)	$976	$945	$25	$129
Less: Imputed interest	(156)	(238)	(4)	(61)
Total	$820	$707	$21	$68
(a) Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service as the Company remains obligated under existing terms.
(b) Future minimum lease payments in the table above are inclusive of incentive credits related to leased B737-9 aircraft. As a result, the operating lease liabilities presented on the consolidated balance sheet exceed total future payments. This difference will exist until all leased B737-9 aircraft are delivered.

As of December 31, 2022, we have entered into but not yet commenced leases for B737-9 aircraft, B737-800 freighter aircraft, E175 aircraft, as well as real estate. The liabilities associated with these leases are expected to be approximately $213 million. These leases will commence between 2023 and 2027 with lease terms ranging from 2028 to 2042.

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2022	2021
Excess of tax over book depreciation	$1,312	$1,145
Intangibles - net	17	19
Operating lease assets	356	351
Other - net	49	76
Deferred tax liabilities	1,734	1,591
Mileage Plan	(436)	(416)
Inventory obsolescence	(21)	(17)
Employee benefits	(145)	(127)
Net operating losses	(28)	(25)
Operating lease liabilities	(392)	(374)
Leasehold maintenance	(67)	(40)
Other - net	(88)	(34)
Deferred tax assets	(1,177)	(1,033)
Valuation allowance	17	20
Net deferred tax liabilities	$574	$578

At December 31, 2022, the Company has paid taxes of $38 million and does not expect to pay any additional tax for 2022. The Company received $285 million in federal tax refunds as a result of carrying back losses from the 2020 tax year and other various amendments of prior year tax returns. The Company also received $10 million in a refund for an overpayment on their 2021 Federal Form 1120 and an additional $12 million in cash was received for various state amended returns. The Company also has gross state NOLs of approximately $325 million that expire beginning in 2027 and continuing through 2042.

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company assesses available positive and negative evidence regarding the ability to realize its deferred tax assets. The Company has determined that, based on evidence, a portion of the state NOL carryforward may not be realized and, therefore, has provided a valuation allowance of $17 million for that portion as of December 31, 2022. The Company has likewise concluded it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and thus no additional valuation allowance has been recorded. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense (Benefit)

The components of income tax expense (benefit) are as follows (in millions):

	2022	2021	2020
Current income tax expense (benefit):
Federal	$(11)	$40	$(212)
State	(3)	16	(11)
Total current income tax expense (benefit)	(14)	56	(223)

Deferred income tax expense (benefit):
Federal	32	80	(246)
State	3	15	(47)
Total deferred income tax expense (benefit)	35	95	(293)
Income tax expense (benefit)	$21	$151	$(516)

Income Tax Rate Reconciliation

Income tax expense (benefit) reconciles to the amount computed by applying the 2022 U.S. federal rate of 21% to income (loss) before income tax and for deferred taxes as follows (in millions):

	2022	2021	2020
Income (loss) before income tax	$79	$629	$(1,840)

Expected tax expense (benefit)	17	132	(386)
Nondeductible expenses	11	10	9
State income tax expense (benefit)	5	20	(62)
Tax law changes	—	(14)	(93)
Valuation allowance	(4)	1	18
Tax credits	(5)	(2)	—
FIN48 reserve change	(3)	3	(2)
Other - net	—	1	—
Actual tax expense (benefit)	$21	$151	$(516)

Effective tax rate(a)	26.2%	24.0%	28.0%
(a)Figures in the table above are rounded to the nearest million. As a result, a manual recalculation of the effective tax rate for 2022 using these rounded figures will not agree directly to the Company's actual effective tax rate for 2022 of 26.2%.

In 2021, the Company recorded a current tax benefit of $14 million as a result of provisions outlined in the CARES Act. In 2020, as a result of tax changes signed into law during 2017, with final regulations issued in 2019, the Company recorded a current tax benefit of $93 million.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions. A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2007 to 2021
Alaska	2018 to 2021
California	2007 to 2021
Oregon	2015 to 2021

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2022, 2021 and 2020 are as follows (in millions):

	2022	2021	2020
Balance at January 1	$41	$35	$40
Additions related to prior years	—	3	1
Releases related to prior years	(1)	—	(1)
Additions related to current year activity	1	3	—
Releases due to settlements	(20)	—	(4)
Releases due to lapse of statute of limitations	—	—	(1)
Balance at December 31	$21	$41	$35

As of December 31, 2022, the Company had $21 million of accrued tax contingencies, of which $19 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2022, 2021 and 2020, the Company has accrued interest and penalties, net of federal income tax benefit, of $3 million, $8 million, and $6 million. In 2022, 2021, and 2020, the Company recognized a benefit of $5 million, expense of $2 million, and benefit of $1 million, for interest and penalties, net of federal income tax. At December 31, 2022, the Company has unrecognized tax benefits recorded as a liability. The Company decreased its reserves for uncertain tax positions in 2022 by $20 million, primarily due to settlements on state income taxes. These uncertain tax positions could change because of the Company's ongoing audits, settlement of issues, new audits, and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2022.

NOTE 9. EMPLOYEE BENEFIT PLANS

Four qualified defined-benefit plans, one non-qualified defined-benefit plan, and seven defined-contribution retirement plans cover various employee groups of Alaska, Horizon, and McGee Air Services.

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

Qualified Defined-Benefit Pension Plans

The Company’s four qualified defined-benefit pension plans are funded as required by the Employee Retirement Income Security Act of 1974. The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The work groups covered by qualified defined-benefit pension plans include salaried employees, pilots, clerical, office, passenger service employees, mechanics, and related craft employees. The Company uses a December 31 measurement date for these plans. All plans are closed to new entrants.

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2022	2021
Discount rates	5.41% to 5.42%	2.82% to 2.90%
Rate of compensation increases	2.01% to 2.35%	2.02% to 2.38%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2022	2021	2020
Discount rates	2.82% to 2.90%	2.43% to 2.58%	3.33% to 3.47%
Expected return on plan assets	3.00% to 5.25%	3.00% to 5.50%	3.25% to 5.50%
Rate of compensation increases	2.02% to 2.38%	2.02% to 2.43%	2.11% to 5.44%

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2022, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan(a)			All Other Plans
	Target	2022	2021	Target	2022	2021
Asset category:
Domestic equity securities	2%-12%	7%	7%	29%-39%	35%	38%
Non-U.S. equity securities	0%-8%	3%	3%	9%-19%	15%	16%
Fixed income securities	85%-95%	90%	90%	37%-57%	45%	42%
Real estate	—%	—%	—%	—%-10%	5%	4%
Plan assets		100%	100%		100%	100%
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

Plan assets by fund category (in millions):

	2022	2021	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$568	$885	1
Non-U.S. equity fund	242	370	1
Credit bond index fund	1,001	1,342	1
Plan assets in common commingled trusts	$1,811	$2,597
Real estate	76	92	(a)
Cash equivalents	7	6	1
Total plan assets	$1,894	$2,695
(a)In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2022	2021
Projected benefit obligation (PBO)
Beginning of year	$2,758	$2,934
Service cost	46	56
Interest cost	66	56
Plan amendments(a)	9	—
Actuarial (gain)/loss	(628)	(171)
Benefits paid	(172)	(117)
End of year	$2,079	$2,758

Plan assets at fair value
Beginning of year	$2,695	$2,488
Actual return on plan assets	(629)	224
Employer contributions	—	100
Benefits paid	(172)	(117)
End of year	$1,894	$2,695
Unfunded status	$(185)	$(63)

Percent funded	91%	98%
(a)In conjunction with the 2022 collective bargaining agreement with ALPA, certain participants had credited service restored for leave periods which were previously ineligible for accrual.

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.0 billion and $2.7 billion at December 31, 2022 and 2021. During 2022 actuarial gains decreased the benefit obligation primarily due to the increase in discount rates, offset by changes in demographic assumptions. Plan assets also decreased in 2022 on negative returns on plan assets.

The amounts recognized in the consolidated balance sheets (in millions):

	2022	2021
Accrued benefit liability-long term	$(240)	$(155)
Plan assets-long term (within Other noncurrent assets)	55	92
Total liability recognized	$(185)	$(63)

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2022	2021
Prior service cost (credit)	$6	$(4)
Net loss	438	316
Amount recognized in AOCL (pretax)	$444	$312

Defined benefit plans with projected benefit obligations and accumulated benefit obligations exceeding fair value of plan assets are as follows (in millions):

	2022	2021
Projected benefit obligation	$1,332	$1,750
Accumulated benefit obligation	1,267	1,685
Fair value of plan assets	1,092	1,595

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2022	2021	2020
Service cost	$45	$52	$46
Interest cost	65	56	75
Restructuring charges(a)	—	—	11
Expected return on assets	(128)	(122)	(110)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	8	37	35
Net pension expense (benefit)	$(11)	$22	$56
(a)In conjunction with the workforce reductions stemming from the COVID-19 pandemic, the Company recorded additional expense for employees accepting incentive leaves of absence. Such expense is included in Special items - restructuring charges on the consolidated statement of operations for the year-ended December 31, 2020.

There are no current statutory funding requirements for the Company’s plans in 2023.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2023	$116
2024	114
2025	133
2026	142
2027	156
2028-2032	835

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date. The assumptions used to determine benefit obligations and the net periodic benefit cost for the nonqualified defined-benefit pension plan are similar to those used to calculate the qualified defined-benefit pension plan. The plan's unfunded status, PBO, and accumulated benefit obligation are immaterial. The net pension expense in prior year and expected future expense is also immaterial.

Post-retirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $89 million and $125 million at December 31, 2022 and 2021. The net periodic benefit cost was not material in 2022 or 2021.

Defined-Contribution Plans

The seven defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $160 million, $125 million and $126 million in 2022, 2021, and 2020.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2022 and 2021.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2022 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $69 million and $77 million, which was recorded net of a prefunded trust account of $11 million and $8 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation and Leadership Development Committee of the Board of Directors. The aggregate expense under these plans in 2022, 2021 and 2020 was $257 million, $151 million and $130 million. The incentive plans are summarized below.

•Performance-Based Pay (PBP) is a program that rewards the majority of Alaska and Horizon employees. The program is based on various metrics that adjust periodically, including those related to Air Group profitability, costs, cash flow, safety, and sustainability. The program also includes the potential for additional payout if Air Group profitability finishes among the highest in the industry.

•The Operational Performance Rewards Program (OPR) entitles the majority of Alaska and Horizon employees to quarterly payouts of up to $450 per person if certain monthly operational, customer service, and safety objectives are met.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of the date of this filing (in millions):

	Aircraft Commitments(a)	Capacity Purchase Agreements and Other Obligations(b)
2023	$1,846	$209
2024	1,580	216
2025	1,262	220
2026	689	217
2027	337	218
Thereafter	606	739
Total	$6,320	$1,819
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b)Primarily comprised of nonlease costs associated with capacity purchase agreements, as well as other various sponsorship agreements and investment commitments.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. In 2022, Alaska executed an agreement with Boeing to exercise options to purchase 52 B737 aircraft for delivery between 2024 and 2027. The agreement also secures rights for 105 additional aircraft through 2030. Also in 2022, Horizon amended its aircraft purchase agreement with Embraer, adding eight firm E175 deliveries between 2023 and 2026 and 13 options to purchase additional aircraft with deliveries between 2025 and 2026. The aircraft covered by the amendment may be assigned by Horizon to another entity. Horizon intends to take delivery of and operate all firm E175 aircraft.

Details for contractual aircraft commitments and other rights as of December 31, 2022 are outlined in the table below:

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2023-2027	2025-2030	2023-2030
B737	105	105	210
E175	17	13	30
Total	122	118	240

Alaska has received information from Boeing indicating that certain B737 deliveries in 2023 are expected to be delayed to 2024. The fleet commitments outlined above reflect the expected impact of these delays. Alaska will continue to work with Boeing on delivery timelines that support Alaska's plans for growth.

Aircraft Maintenance

Aircraft maintenance commitments include contractual commitments for engine maintenance agreements requiring monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements transfer certain risks to the third-party service provider. Alaska has a contract for maintenance on its B737-800 aircraft engines through 2033. In 2022, Alaska entered into a contract for maintenance on its B737-900ER aircraft engines with minimum payments effective 2023 through 2033. Horizon has a contract for maintenance on its E175 aircraft engines through 2033.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. The court certified a class of approximately 1,800 flight attendants in November 2016. The Company pursued numerous appeal paths following a February 2019 federal district court order against Virgin America and Alaska Airlines awarding plaintiffs approximately $78 million including approximately $25 million in penalties under California’s Private Attorneys General Act (PAGA). An appellate court reversed portions of the lower court decision and significantly reduced the PAGA penalties and total judgment value, remanding the matter to the district court for further consideration. In December 2022, the district court issued a final total judgment amount of $31 million. Additional proceedings will determine the attorneys’ fee award due to plaintiffs’ counsel. The Company holds an accrual for $37 million in Other accrued liabilities on the condensed consolidated balance sheets.

In June 2022, the U.S. Supreme Court declined to take the Company’s appeal for a conclusive ruling that the California laws on which the judgment is based are invalid as applied to airlines. The decision leaves open the possibility that other states in the Ninth Circuit judicial district may attempt to apply similar laws to airlines, and, in fact, a lawsuit based on similar claims to those asserted in Bernstein has been initiated by Washington-based Alaska Airlines flight attendants. The Company plans to assert all available legal defenses, but to date has not determined its probable and estimable liability in this matter.

The Company is analyzing a range of potential options to balance new compliance obligations with operational and labor considerations. Some or all of these solutions may have an adverse impact on the Company’s operations and financial position due in part to the unresolved conflicts between the laws and federal regulations applicable to airlines.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. The Virgin Group asserts that payments are required without regard to actual use of the mark. A trial was held in October 2022 and a ruling is expected in the coming weeks. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence.

NOTE 11. SHAREHOLDERS' EQUITY

Dividends

In March 2020, the Company suspended the payment of dividends indefinitely. Prior to the suspension, the Company paid dividends of $45 million to shareholders of record during 2020. These restrictions ended on October 1, 2022.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The Company repurchased 7.6 million shares for $544 million under this program. In March 2020, subject to restrictions under the Coronavirus Aid, Relief, and Economic Securities (CARES) Act, the Company suspended the share repurchase program indefinitely. These restrictions ended on October 1, 2022. The Company announced plans to resume share repurchases in 2023. The program has remaining authorization of $456 million. Prior to the suspension, the Company repurchased $31 million, or 538,078 shares, in 2020.

At December 31, 2022, the Company held 9,349,944 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

CARES Act Warrant Issuance

As additional taxpayer protection required under the PSP programs under the CARES Act, the Company granted the Treasury a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term.
The value of the warrants was estimated using the Black-Scholes option pricing model. The total fair value of the warrants of $30 million, recorded in stockholders' equity at issuance.
Total warrants outstanding are as follows as of December 31, 2022:

	Number of shares of ALK common stock	Strike Price
PSP 1	928,127	31.61
CARES Act loan warrants	427,080	31.61
PSP 2	305,499	52.25
PSP 3	221,812	66.39
Outstanding December 31, 2022	1,882,518
Accumulated Other Comprehensive Loss (AOCL)
A roll forward of the amounts included in accumulated other comprehensive loss, net of tax (in millions), is shown below for the twelve months ended December 31, 2022:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at December 31, 2019, net of tax effect of $150	$9	$(469)	$(5)	$(465)
Reclassifications into earnings, net of tax effect of ($5)	(11)	23	2	14
Change in value, net of tax effect of $15	25	(52)	(16)	(43)
Balance at December 31, 2020, net of tax effect of $160	$23	$(498)	$(19)	$(494)
Reclassifications into earnings, net of tax effect of ($6)	(4)	25	—	21
Change in value, net of tax effect of ($71)	(23)	221	13	211
Balance at December 31, 2021, net of tax effect of $83	$(4)	$(252)	$(6)	$(262)
Reclassifications into earnings, net of tax effect of ($4)	6	2	—	8
Change in value, net of tax effect of $43	(82)	(69)	17	(134)
Balance at December 31, 2022, net of tax effect of $122	$(80)	$(319)	$11	$(388)

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The table below summarizes the components of total stock-based compensation (in millions):

	2022	2021	2020
Stock options	$3	$5	$4
Stock awards	14	20	14
Deferred stock awards	1	1	1
Employee stock purchase plan	17	18	15
Stock-based compensation	$35	$44	$34

Tax benefit related to stock-based compensation	$9	$11	$8

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (dollars in millions):

	Amount	Weighted-Average Period
Stock options	$3	0.2
Stock awards	12	1.0
Unrecognized stock-based compensation	$15	1.2

The Company is authorized to issue 20 million shares of common stock under these plans, of which 12,076,777 shares remain available for future grants of either options or stock awards as of December 31, 2022.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2022	2021	2020
Expected volatility	44%	43%	34%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.91%	0.68%	1.03%
Expected dividend yield	—%	—%	1.73%
Weighted-average grant date fair value per share	$23.36	$23.66	$14.11
Estimated fair value of options granted (millions)	$4	$4	$6

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2021	1,179,227	$62.11	6.7	$3
Granted	171,450	54.84
Exercised	(4,110)	31.73
Canceled	(35,871)	71.62
Forfeited or expired	(79,939)	54.01
Outstanding, December 31, 2022	1,230,757	$61.45	5.6	$1

Exercisable, December 31, 2022	758,220	$63.90	4.5	$1
Vested or expected to vest, December 31, 2022	1,230,230	$61.45	5.6	$1

(in millions)	2022	2021	2020
Intrinsic value of option exercises	$—	$3	$2
Fair value of options vested	$4	$4	$3

Cash received from stock option exercises was not material for the year ended December 31, 2022.

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2021	546,480	$52.81	1.3	$36
Granted	457,243	59.72
Vested	(494,882)	54.44
Forfeited	(402,081)	62.38
Non-vested, December 31, 2022	106,760	$53.97	2.9	$11

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 1,292,489, 1,254,393 and 1,524,194 shares in 2022, 2021 and 2020 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest, under which Alaska receives all passenger revenue.

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
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. and Canada under a CPA. This segment includes the actual revenue and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Year Ended December 31, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$7,454	$1,354	$—	$—	$8,808	$—	$8,808
CPA revenue	—	—	359	(359)	—	—	—
Mileage Plan other revenue	538	52	—	—	590	—	590
Cargo and other revenue	244	—	—	4	248	—	248
Total Operating Revenue	8,236	1,406	359	(355)	9,646	—	9,646
Operating Expenses
Operating expenses, excluding fuel	5,216	1,085	383	(356)	6,328	580	6,908
Fuel expense	2,195	397	—	—	2,592	76	2,668
Total Operating Expenses	7,411	1,482	383	(356)	8,920	656	9,576
Non-operating Income (Expense)	30	—	(22)	1	9	—	9
Income (Loss) Before Income Tax	$855	$(76)	$(46)	$2	$735	$(656)	$79
Pretax Margin					7.6%		0.8%

	Year Ended December 31, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$4,411	$1,088	$—	$—	$5,499	$—	$5,499
CPA revenue	—	—	406	(406)	—	—	—
Mileage Plan other revenue	402	59	—	—	461	—	461
Cargo and other revenue	212	—	—	4	216	—	216
Total Operating Revenue	5,025	1,147	406	(402)	6,176	—	6,176
Operating Expenses
Operating expenses, excluding fuel	4,101	1,096	373	(433)	5,137	(925)	4,212
Fuel expense	1,065	261	—	—	1,326	(47)	1,279
Total Operating Expenses	5,166	1,357	373	(433)	6,463	(972)	5,491
Non-operating Income (Expense)	(38)	—	(21)	3	(56)	—	(56)
Income (Loss) Before Income Tax	$(179)	$(210)	$12	$34	$(343)	$972	$629
Pretax Margin					(5.6)%		10.2%

	Year Ended December 31, 2020
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,350	$669	$—	$—	$3,019	$—	$3,019
CPA revenue	—	—	386	(386)	—	—	—
Mileage Plan other revenue	309	65	—	—	374	—	374
Cargo and other revenue	170	—	—	3	173	—	173
Total Operating Revenue	2,829	734	386	(383)	3,566	—	3,566
Operating Expenses
Operating expenses, excluding fuel	3,630	993	323	(399)	4,547	71	4,618
Fuel expense	569	162	—	—	731	(8)	723
Total Operating Expenses	4,199	1,155	323	(399)	5,278	63	5,341
Non-operating Income (Expense)	(19)	—	(22)	2	(39)	(26)	(65)
Income (Loss) Before Income Tax	$(1,389)	$(421)	$41	$18	$(1,751)	$(89)	$(1,840)
Pretax Margin					(49.1)%		(51.6)%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain charges.
(c)Includes special items, mark-to-market fuel-hedge accounting adjustments, and Payroll Support Program grant wage offsets.

	2022	2021	2020
Depreciation and amortization:
Mainline	$351	$323	$346
Horizon	64	71	74
Consolidated	$415	$394	$420

Capital expenditures:
Mainline	$1,544	$236	$210
Horizon	127	56	12
Consolidated	$1,671	$292	$222

Total assets at end of period:
Mainline	$19,733	$19,258
Horizon	1,157	1,212
Consolidating & Other	(6,704)	(6,519)
Consolidated	$14,186	$13,951

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal controls over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Alaska Air Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Seattle, Washington
February 13, 2023

/s/ KPMG LLP

ITEM 9B. OTHER INFORMATION

On February 13, 2023, Susan J. Li informed the Company that she will not stand for reelection to the Board of Directors at the May 4, 2023 annual meeting of stockholders, in order to focus on her responsibilities as chief financial officer of Meta. Ms. Li has been on the Board since 2018, and serves on the Audit Committee and the Innovation Committee.

Jessie J. Knight, Jr., who has served on the Board for more than 17 years, and currently sits on the Safety Committee and the Compensation & Leadership Development Committee, will retire effective on the 2023 annual meeting of stockholders in accordance with the Company’s director age limits.

In connection with these departures, the Boards of the Company and its principal subsidiaries Alaska Airlines, Inc. and Horizon Air, Inc. approved a reduction in the number of director seats from 13 to 11 effective on the 2023 annual meeting of stockholders.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 (hereinafter referred to as our “2023 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference from our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BENITO MINICUCCI	Date:	February 13, 2023
Benito Minicucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 13, 2023 on behalf of the registrant and in the capacities indicated.

/s/ BENITO MINICUCCI	President and CEO Alaska Air Group, Inc. and Alaska Airlines, Inc.
Benito Minicucci

/s/ SHANE R. TACKETT	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Shane R. Tackett

/s/ EMILY HALVERSON	Vice President Finance and Controller (Principal Accounting Officer)
Emily Halverson

/s/ PATRICIA M. BEDIENT	Chair, Alaska Air Group, Inc; Chair, Alaska Airlines; Chair, Horizon Air Industries, Inc
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DANIEL K. ELWELL	Director
Daniel K. Elwell

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ JESSE J. KNIGHT, JR.	Director
Jesse J. Knight, Jr.

/s/ SUSAN J. LI	Director
Susan J. Li

/s/ ADRIENNE R. LOFTON	Director
Adrienne R. Lofton

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
4.1*	Closing Date Warrant to Purchase Common Stock, dated January 15, 2021	10-K	February 26, 2021	4.1
4.2*	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.2
4.3*	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.3
4.4*	Amended and Restated Promissory Note, dated February 5, 2021 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-K	February 26, 2021	4.4
4.5	Closing Date Warrant to Purchase Common Stock, dated April 8, 2021	10-Q	August 3, 2021	4.1
4.6	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.2
4.7	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.3
4.8	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.4
4.9	Closing Date Warrant to Purchase Common Stock, dated June 3, 2021	10-Q	August 3, 2021	4.5
4.10	Promissory note, dated April 29, 2021, by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-Q	August 3, 2021	4.6
10.1#	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended August 3, 2021	10-Q	November 4, 2021	10.1
10.2#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-K	February 26, 2021	10.1
10.3#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.8
10.4#	Supplemental Agreement No. 1 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K	February 11, 2022	10.4
10.5#	Supplemental Agreement No. 2 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.5
10.6#	Supplemental Agreement No. 3 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.6
10.7#	Supplemental Agreement No. 4 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.7
10.8#	Supplemental Agreement No. 5 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.8
10.9#	Supplemental Agreement No. 6 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.9
10.10#	Supplemental Agreement No. 7 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.10
10.11#	Supplemental Agreement No. 8 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.11
10.12#	Supplemental Agreement No. 9 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 4, 2018	10.3
10.13#	Supplemental Agreement No. 10 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.13
10.14#	Supplemental Agreement No. 11 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.14
10.15#	Supplemental Agreement No. 12 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.15
10.16#	Supplemental Agreement No. 13 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.16
10.17#	Supplemental Agreement No. 14 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.17
10.18#	Supplemental Agreement No. 15 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 6, 2021	10.1

10.19#	Supplemental Agreement No. 16 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.3
10.20#	Supplemental Agreement No. 17 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.4
10.21#	Supplemental Agreement No. 18 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	November 4, 2021	10.3
10.22#	Supplemental Agreement No. 19 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 5, 2022	10.1
10.23#	Supplemental Agreement No. 20 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 2, 2022	10.1
10.24#†	Supplemental Agreement No. 21 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.25#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.26#	Amendment No. 1 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.23
10.27#	Amendment No. 2 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.24
10.28#	Amendment No. 3 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.25
10.29#	Amendment No. 4 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.26
10.30#	Amendment No. 5 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.27
10.31#	Amendment No. 6 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.28
10.32#	Amendment No. 7 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.29
10.33#	Amendment No. 8 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.30
10.34#	Amendment No. 9 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.31
10.35#	Amendment No. 10 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.32
10.36#	Amendment No. 11 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.33
10.37#	Amendment No. 12 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.34
10.38#	Amendment No. 13 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.35
10.39#	Amendment No. 14 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.36
10.40#	Amendment No. 15 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 3, 2021	10.5
10.41#	Amendment No. 16 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 4, 2021	10.2
10.42#	Amendment No. 17 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.39
10.43#	Amendment No. 18 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.40
10.44#	Amendment No. 19 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 2, 2022	10.2
10.45*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.46*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.47*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.48*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.49*	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing November 1, 2022	10-Q	August 2, 2022	10.3
10.50*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12

10.51*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.52*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.53*	Alaska Air Group Performance Based Pay Plan, Amended and Restated November 4, 2021	10-K	February 11, 2022	10.49
10.54*	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-K	February 12, 2020	10.24
10.55*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 6, 2021	10-Q	August 3, 2021	10.7
10.56*	Payroll Support Program Extension Agreement, dated January 15, 2021, between Alaska Airlines, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.19
10.57*	Payroll Support Program 3 Agreement, dated April 29, 2021, between Alaska Airlines, Inc., and the United States Department of the Treasury	10-Q	August 3, 2021	10.1
10.58*	Warrant Agreement, dated April 29, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q	August 3, 2021	10.2
10.59*	Joinder Agreement to the Payroll Support Program Extension Agreement, dated January 15, 2021, between Horizon Air Industries, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.20
10.60*	Amended and Restated Warrant Agreement, dated February 5, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.21
10.61*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-K	February 11, 2022	10.57
10.62*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-K	February 11, 2022	10.58
10.63*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-K	February 11, 2022	10.59
10.64*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-K	February 11, 2022	10.60
21†	Subsidiaries of Registrant	10-K
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	10-K
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.	10-K
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.