Form 10-Q
period 2023-03-31
ALASKA AIR GROUP, INC.
filed 2023-05-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant has 127,910,957 common shares, par value $0.01, outstanding at April 30, 2023.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2022. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$516	$338
Marketable securities	1,913	2,079
Total cash and marketable securities	2,429	2,417
Receivables - net	340	296
Inventories and supplies - net	105	104
Prepaid expenses	181	163
Other current assets	44	60
Total Current Assets	3,099	3,040

Property and Equipment
Aircraft and other flight equipment	9,189	9,053
Other property and equipment	1,661	1,661
Deposits for future flight equipment	580	670
	11,430	11,384
Less accumulated depreciation and amortization	4,178	4,127
Total Property and Equipment - Net	7,252	7,257

Other Assets
Operating lease assets	1,534	1,471
Goodwill and intangible assets	2,037	2,038
Other noncurrent assets	374	380
Total Other Assets	3,945	3,889

Total Assets	$14,296	$14,186

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$206	$221
Accrued wages, vacation and payroll taxes	431	619
Air traffic liability	1,613	1,180
Other accrued liabilities	908	846
Deferred revenue	1,218	1,123
Current portion of operating lease liabilities	213	228
Current portion of long-term debt	268	276
Total Current Liabilities	4,857	4,493

Long-Term Debt, Net of Current Portion	1,795	1,883

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,455	1,393
Deferred income taxes	523	574
Deferred revenue	1,325	1,374
Obligation for pension and post-retirement medical benefits	355	348
Other liabilities	297	305
Total Noncurrent Liabilities	3,955	3,994

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2023 - 137,006,134 shares; 2022 - 136,883,042 shares, Outstanding: 2023 - 127,243,454 shares; 2022 - 127,533,916 shares	1	1
Capital in excess of par value	587	577
Treasury stock (common), at cost: 2023 - 9,763,498 shares; 2022 - 9,349,944 shares	(692)	(674)
Accumulated other comprehensive loss	(365)	(388)
Retained earnings	4,158	4,300
	3,689	3,816
Total Liabilities and Shareholders' Equity	$14,296	$14,186

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Operating Revenue
Passenger revenue	$1,984	$1,511
Mileage Plan other revenue	154	112
Cargo and other revenue	58	58
Total Operating Revenue	2,196	1,681

Operating Expenses
Wages and benefits	723	606
Variable incentive pay	47	36
Aircraft fuel, including hedging gains and losses	665	347
Aircraft maintenance	124	135
Aircraft rent	59	73
Landing fees and other rentals	152	138
Contracted services	95	78
Selling expenses	66	58
Depreciation and amortization	104	102
Food and beverage service	54	41
Third-party regional carrier expense	52	42
Other	177	152
Special items - fleet transition and other	13	75
Special items - labor and related	51	—
Total Operating Expenses	2,382	1,883
Operating Loss	(186)	(202)

Non-operating Income (Expense)
Interest income	17	7
Interest expense	(28)	(27)
Interest capitalized	7	2
Other - net	(9)	14
Total Non-operating Expense	(13)	(4)
Loss Before Income Tax	(199)	(206)
Income tax benefit	(57)	(63)
Net Loss	$(142)	$(143)

Basic Loss Per Share:	$(1.11)	$(1.14)
Diluted Loss Per Share:	$(1.11)	$(1.14)
Shares used for computation:
Basic	127.501	125.984
Diluted	127.501	125.984

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net Loss	$(142)	$(143)
Other comprehensive income (loss), net of tax
Marketable securities	21	(40)
Employee benefit plans	4	1
Interest rate derivative instruments	(2)	9
Total other comprehensive income (loss), net of tax	$23	$(30)

Total Comprehensive Loss, Net of Tax	$(119)	$(173)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
Net loss	—	—	—	—	—	(142)	(142)
Other comprehensive income	—	—	—	—	23	—	23
Common stock repurchase	(0.414)	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.123	—	(2)	—	—	—	(2)
Balance at March 31, 2023	127.243	$1	$587	$(692)	$(365)	$4,158	$3,689

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
Net loss	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	13	—	—	—	13
Stock issued under stock plans	0.182	—	(4)	—	—	—	(4)
Balance at March 31, 2022	126.088	$1	$503	$(674)	$(292)	$4,099	$3,637

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(142)	$(143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	104	102
Stock-based compensation and other	23	5
Special items - fleet transition and other	13	75
Special items - labor and related	51	—
Changes in certain assets and liabilities:
Changes in deferred income taxes	(56)	(58)
Increase in accounts receivable	(44)	(112)
Increase in air traffic liability	433	480
Increase in deferred revenue	46	74
Other - net	(206)	(136)
Net cash provided by operating activities	222	287
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(50)	(207)
Other flight equipment	(50)	(24)
Other property and equipment	(24)	(57)
Total property and equipment additions	(124)	(288)
Purchases of marketable securities	(201)	(552)
Sales and maturities of marketable securities	388	880
Other investing activities	(3)	(1)
Net cash provided by investing activities	60	39
Cash Flows from Financing Activities:
Long-term debt payments	(96)	(170)
Common stock repurchases	(18)	—
Other financing activities	—	2
Net cash used in financing activities	(114)	(168)
Net increase in cash and cash equivalents	168	158
Cash, cash equivalents, and restricted cash at beginning of period	369	494
Cash, cash equivalents, and restricted cash at end of the period	$537	$652

	Three Months Ended March 31,
(in millions)	2023	2022
Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$32	$35

Non-cash transactions:
Right-of-use assets acquired through operating leases	111	158

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	516	628
Restricted cash included in Prepaid expenses and Other noncurrent assets	21	24
Total cash, cash equivalents, and restricted cash at end of the period	$537	$652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2023 are not necessarily indicative of operating results for the entire year.

NOTE 2. FLEET TRANSITION

In the first quarter of 2022, the Company announced plans to accelerate the transition of its mainline operations to an all-Boeing 737 fleet. It also announced plans to transition its regional operations to an all-Embraer fleet, retiring the Q400 fleet. All remaining A320 and Q400 aircraft were removed from operating service in January 2023. Alaska operates ten A321neo aircraft, and plans to remove them from its operating fleet by the end of the third quarter of 2023.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable.

In 2023, charges will continue to be recorded for certain accelerated aircraft ownership expenses related to the A321neo fleet consistent with the time period the aircraft are expected to remain in operation. Charges will also be recorded to reflect adjustments to estimated costs to return the A320 fleet. The Company continues to evaluate options for the A321neo aircraft and will consider the need for further impairment or adjustments for owned and leased long-lived assets whenever indicators of impairment are present.

The following table summarizes our special charges for fleet transition costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Lease return costs and other expenses	$7	$5
Accelerated aircraft ownership expenses	6	—
Impairment of long-lived assets	—	70
Special items - fleet transition and other	$13	$75

Subsequent to quarter end, Alaska signed agreements to exit the existing leases for four of the ten leased A321neo aircraft from one lessor, and subsequently purchase the aircraft with intent to resell. The settlement of the leases and purchase of the aircraft are expected to occur in the fourth quarter of 2023. The transactions will result in cash outflows of approximately $250 million in 2023, of which approximately half will settle the outstanding lease liability, with the remainder representing the purchase price of the aircraft. The agreements were not contractually obligated at March 31, 2023, and are not reflected within the consolidated financial statements or accompanying notes.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from the co-branded credit card and other partners, and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 10. The level of detail within the Company’s condensed consolidated statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Passenger ticket revenue, including ticket breakage, net of taxes and fees	$1,648	$1,232
Passenger ancillary revenue	104	91
Mileage Plan passenger revenue	232	188
Total Passenger revenue	$1,984	$1,511

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Passenger revenue	$232	$188
Mileage Plan other revenue	154	112
Total Mileage Plan revenue	$386	$300

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Cargo revenue	$29	$29
Other revenue	29	29
Total Cargo and other revenue	$58	$58

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $485 million and $390 million from the prior year-end air traffic liability balance for the three months ended March 31, 2023 and 2022.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $94 million of such receivables as of March 31, 2023 and $83 million as of December 31, 2022.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2023	2022
Total Deferred Revenue balance at January 1	$2,497	$2,358
Travel miles and companion certificate redemption - Passenger revenue	(218)	(176)
Miles redeemed on partner airlines - Other revenue	(21)	(9)
Increase in liability for mileage credits issued	285	259
Total Deferred Revenue balance at March 31	$2,543	$2,432
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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2023, total cost basis for all marketable securities was $2.0 billion, compared to a total fair value of $1.9 billion. The decline in value is primarily due to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of March 31, 2023.

Fair values of financial instruments on the condensed consolidated balance sheet (in millions):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$520	$—	$520	$505	$—	$505
Equity mutual funds	6	—	6	5	—	5
Foreign government bonds	—	25	25	—	25	25
Asset-backed securities	—	235	235	—	261	261
Mortgage-backed securities	—	160	160	—	196	196
Corporate notes and bonds	—	909	909	—	1,025	1,025
Municipal securities	—	58	58	—	62	62
Total Marketable securities	526	1,387	1,913	510	1,569	2,079
Derivative instruments
Fuel hedge contracts - call options	—	21	21	—	44	44
Interest rate swap agreements	—	12	12	—	15	15
Total Assets	$526	$1,420	$1,946	$510	$1,628	$2,138

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model based on inputs that are readily available in active markets or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts are determined based on the difference between the fixed interest rate in the agreements and the observable interest LIBOR-based and SOFR-based forward rates at period end multiplied by the total notional value.

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

March 31, 2023	Cost Basis	Fair Value
Due in one year or less	$425	$415
Due after one year through five years	1,532	1,465
Due after five years	28	27
No maturity date	5	6
Total	$1,990	$1,913

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

Debt: To estimate the fair value of all fixed-rate debt as of March 31, 2023, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $564 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	March 31, 2023	December 31, 2022
Fixed-rate debt	$1,591	$1,660

Estimated fair value	$1,435	$1,473

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairment charges were recorded in the three months ended March 31, 2023. Refer to Note 2 for details regarding impairment charges recorded in the three months ended March 31, 2022.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2023	December 31, 2022
Fixed-rate notes payable due through 2029	$100	$113
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	891	947
Variable-rate notes payable due through 2029	487	514
Less debt issuance costs	(15)	(15)
Total debt	2,063	2,159
Less current portion	268	276
Long-term debt, less current portion	$1,795	$1,883

Weighted-average fixed-interest rate	3.5%	3.5%
Weighted-average variable-interest rate	6.1%	5.8%

Approximately $286 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2023, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.7%.

During the three months ended March 31, 2023, the Company made scheduled debt payments of $94 million and prepayments of $2 million.

Debt Maturity

At March 31, 2023, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2023	$185
2024	243
2025	296
2026	176
2027	535
Thereafter	643
Total Principal Payments	$2,078

Bank Lines of Credit

Alaska has three credit facilities totaling $486 million as of March 31, 2023. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on LIBOR plus a specified margin. A third credit facility for $86 million expires in June 2023 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at March 31, 2023.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2023	2022
Service cost	$7	$11
Pension expense included in Wages and benefits	7	11

Interest cost	27	16
Expected return on assets	(28)	(32)
Recognized actuarial loss	6	2
Pension expense included in Non-operating Income (Expense)	$5	$(14)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of March 31, 2023 (in millions):

	Aircraft-Related Commitments(a)	Capacity Purchase Agreements and Other Obligations (b)
Remainder of 2023	$1,742	$154
2024	1,393	224
2025	1,440	227
2026	689	219
2027	335	220
Thereafter	598	739
Total	$6,197	$1,783
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b)Primarily comprised of non-lease costs associated with capacity purchase agreements, as well as other various sponsorship agreements and investment commitments.

Alaska has received information from Boeing that certain B737 deliveries in 2023 are expected to be delayed into 2024. The fleet commitments outlined above reflect the expected impact of these delays.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircrafts and engines. Details for contractual aircraft commitments as of March 31, 2023 are outlined in the table below.

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2023-2027	2025-2030	2023-2030
B737	102	105	207
E175	17	13	30
Total	119	118	237

Aircraft Maintenance

Aircraft maintenance commitments include contractual commitments for engine maintenance agreements requiring monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements transfer certain risks to the third-party service provider. Alaska has contracts for maintenance on its B737-800 and B737-900ER aircraft engines through 2026 and 2032, respectively. Horizon has a contract for maintenance on its E175 aircraft engines through 2033.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws (Bernstein v. Virgin America, Inc.). The court certified a class of approximately 1,800 flight attendants in November 2016. The Company pursued numerous appeal paths following a February 2019 federal district court order against Virgin America and Alaska Airlines awarding plaintiffs approximately $78 million, including approximately $25 million in penalties under California’s Private Attorneys General Act (PAGA). An appellate court reversed portions of the lower court decision and significantly reduced the PAGA penalties and total judgment value, remanding the matter to the district court for further consideration. In December 2022, the district court issued a final total judgment amount of $31 million. Additional proceedings will determine the attorneys’ fee award due to plaintiffs’ counsel. The Company holds an accrual for $37 million in Other accrued liabilities on the condensed consolidated balance sheets.

In June 2022, the U.S. Supreme Court declined to take the Company’s appeal for a conclusive ruling that the California laws on which the judgment is based are invalid as applied to airlines. The decision leaves open the possibility that other states in the Ninth Circuit judicial district may attempt to apply similar laws to airlines, and, in fact, a lawsuit based on similar claims to those asserted in Bernstein has been initiated by a Washington-based Alaska Airlines flight attendant (Krueger v. Alaska Airlines, Inc.). The Company plans to assert all available legal defenses, but to date has not determined its probable and estimable liability in this matter.

The Company is analyzing a range of potential options to balance new compliance obligations with operational and labor considerations. Some or all of these solutions may have an adverse impact on the Company’s operations and financial position due in part to the unresolved conflicts between the laws and federal regulations applicable to airlines.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. The possible range of contractual liability is between $10 million and $160 million. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence, and has made an application to appeal in the English courts. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. In March 2020, subject to restrictions under the CARES Act, the Company suspended the share repurchase program indefinitely. These restrictions ended on October 1, 2022. The Company restarted the share repurchase program in February 2023 pursuant to the existing repurchase program. As of March 31, 2023, the Company has repurchased 8 million shares for $562 million under this program.
Share purchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	413,554	$18	—	$—
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
As of March 31, 2023, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.
Loss Per Share

Loss per share is calculated by dividing net loss by the average number of common shares outstanding. For the three months ended March 31, 2023 and March 31, 2022, anti-dilutive shares excluded from the calculation of loss per share were not material.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss, net of tax (in millions), is shown below for the three months ended March 31, 2023 and 2022:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at December 31, 2022, net of tax effect of $122	$(80)	$(319)	$11	$(388)
Reclassifications into earnings, net of tax effect of ($2)	5	4	—	9
Change in value, net of tax effect of ($3)	16	—	(2)	14
Balance at March 31, 2023, net of tax effect of $117	$(59)	$(315)	$9	$(365)

Balance at December 31, 2021, net of tax effect of $83	$(4)	$(252)	$(6)	$(262)
Reclassifications into earnings, net of tax effect of $0	2	1	—	3
Change in value, net of tax effect of $10	(42)	—	9	(33)
Balance at March 31, 2022, net of tax effect of $93	$(44)	$(251)	$3	$(292)

NOTE 10. OPERATING SEGMENT INFORMATION

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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$1,690	$294	$—	$—	$1,984	$—	$1,984
CPA revenue	—	—	78	(78)	—	—	—
Mileage Plan other revenue	143	11	—	—	154	—	154
Cargo and other revenue	57	—	—	1	58	—	58
Total Operating Revenue	1,890	305	78	(77)	2,196	—	2,196
Operating Expenses
Operating expenses, excluding fuel	1,390	256	84	(77)	1,653	64	1,717
Fuel expense	561	85	—	(1)	645	20	665
Total Operating Expenses	1,951	341	84	(78)	2,298	84	2,382
Non-operating Income (Expense)	(6)	—	(8)	1	(13)	—	(13)
Income (Loss) Before Income Tax	$(67)	$(36)	$(14)	$2	$(115)	$(84)	$(199)
Pretax Margin					(5.2)%		(9.1)%

	Three Months Ended March 31, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$1,243	$268	$—	$—	$1,511	$—	$1,511
CPA revenue	—	—	94	(94)	—	—	—
Mileage Plan other revenue	100	12	—	—	112	—	112
Cargo and other revenue	57	—	—	1	58	—	58
Total Operating Revenue	1,400	280	94	(93)	1,681	—	1,681
Operating Expenses
Operating expenses, excluding fuel	1,194	262	99	(94)	1,461	75	1,536
Fuel expense	381	73	—	—	454	(107)	347
Total Operating Expenses	1,575	335	99	(94)	1,915	(32)	1,883
Non-operating Income (Expense)	1	—	(5)	—	(4)	—	(4)
Income (Loss) Before Income Tax	$(174)	$(55)	$(10)	$1	$(238)	$32	$(206)
Pretax Margin					(14.2)%		(12.3)%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c)Includes special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	March 31, 2023	December 31, 2022
Mainline	$19,896	$19,733
Horizon	1,158	1,157
Consolidating & Other	(6,758)	(6,704)
Consolidated	$14,296	$14,186

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. This overview summarizes the MD&A, which includes the following sections:

•First Quarter Review—highlights from the first quarter of 2023 outlining some of the major events that occurred during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the three months ended March 31, 2023. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2023.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

First Quarter Results

We recorded consolidated pretax loss for the first quarter of 2023 under GAAP of $199 million, compared to consolidated pretax loss of $206 million in the first quarter of 2022. On an adjusted basis, we reported consolidated pretax loss for the quarter of $115 million, compared to consolidated pretax loss of $238 million in 2022.

We made progress in the first quarter on projects aimed at returning our airlines to foundational strengths of operational excellence, disciplined cost management, and high productivity. Compared to 2022, productivity has increased 6%, reflecting the stabilization of our business. When combined with doubling pilot training throughput and reducing attrition, utilization of our aircraft grew 14% year-over-year. Also during the quarter, we retired our remaining A320 and Q400 aircraft, and more recently we established September as the retirement date for our ten A321neo aircraft. Although total fleet count has decreased since the first quarter of 2022, the addition of 24 B737-9 aircraft in that time has enabled efficient growth, with 28 more seats per aircraft than the A320s they replace. The culmination of this progress resulted in first quarter capacity restoration to pre-pandemic levels.

Inflation and other structural cost pressures continued to have a significant impact on our financial results in the first quarter. Wages and benefits increased 19% compared to the prior year, driven largely by higher wage rates following the execution of five labor agreements since March 31, 2022. Fuel costs remained elevated during the quarter, with our economic cost per gallon 30% higher compared to the prior year. Departure-related costs have also continued to rise consistent with our increase in capacity.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2022, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

Labor Update

In January 2023, McGee Air Services fleet and ramp service employees represented by the International Association of Machinists and Aerospace Workers' Union ratified a two-year contract extension with enhanced wages and benefits. Also in January, Alaska executed two Letters of Agreement (LOA) with its Mainline pilots, represented by the Air Line Pilots Association, to drive productivity improvement and maintain sufficient pilots on the A321neo aircraft until their retirement in September. The first LOA increases payouts of unused sick leave upon retirement. As a result of this change, we recorded a one-time special charge of $51 million for the three months ended March 31, 2023. Refer to the 'Results of Operations' section below for additional details. The second LOA provides increased wage rates to certain Airbus pilots as well as other quality-of-life enhancements through September that will end with the retirement of the fleet.

Outlook

As we move into the second quarter and the remainder of the year, work executed on our strategic priorities positions our airlines well for productive growth. We continue to see strength in the overall demand environment in the near-term, and as a result, we anticipate total revenue in the second quarter to be up 2.5% to 5.5% compared to 2022 on capacity growth of 6% to 9%. Labor deals executed in late 2022 and a new power-by-the-hour engine maintenance agreement pressure unit cost performance in the second quarter as compared to the prior year. Given these headwinds, we expect second quarter CASMex to be up 1% to 3% compared to 2022. Turning to the full year, we continue to expect achievement of our previous guidance of adjusted pretax margins of 9% to 12%.

We will continue to respond to emerging information and trends, which could lead to changes in the guidance we have provided above. As we leverage our network, Mileage Plan program, and fleet for growth, our people are focused on keeping costs low and running a strong operation. These are competitive advantages we have cultivated over many years that will continue to serve us in 2023 and beyond.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of aircraft fuel and special items is useful information to investors because:

•By excluding fuel expense and special items from our unit metrics, we believe that we have better visibility into the results of operations as we focus on cost-reduction and productivity initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•Cost per ASM (CASM) excluding fuel expense and special items is one of the most important measures used by management and by our Board of Directors in assessing quarterly and annual cost performance.

•CASM excluding fuel expense and special items is a measure commonly used by industry analysts and we believe it is an important metric by which they have historically compared our airline to others in the industry. The measure is also the subject of frequent questions from investors.

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

	Three Months Ended March 31,
	2023	2022	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	9,852	8,694	13%
RPMs (000,000) "traffic"	12,554	10,586	19%
ASMs (000,000) "capacity"	15,705	13,783	14%
Load factor	79.9%	76.8%	3.1 pts
Yield	15.80¢	14.27¢	11%
RASM	13.98¢	12.20¢	15%
CASMex(b)	10.53¢	10.61¢	(1)%
Economic fuel cost per gallon(b)	$3.41	$2.62	30%
Fuel gallons (000,000)	189	173	9%
ASMs per fuel gallon	83.1	79.9	4%
Departures (000)	95.4	93.2	2%
Average full-time equivalent employees (FTEs)	22,978	21,582	6%
Mainline Operating Statistics:
Revenue passengers (000)	7,833	6,566	19%
RPMs (000,000) "traffic"	11,669	9,512	23%
ASMs (000,000) "capacity"	14,610	12,387	18%
Load factor	79.9%	76.8%	3.1 pts
Yield	14.48¢	13.06¢	11%
RASM	12.94¢	11.30¢	15%
CASMex(b)	9.52¢	9.64¢	(1)%
Economic fuel cost per gallon(b)	$3.39	$2.61	30%
Fuel gallons (000,000)	166	146	14%
ASMs per fuel gallon	88.0	85.0	4%
Departures (000)	62.6	55.8	12%
Average full-time equivalent employees (FTEs)	17,785	16,336	9%
Aircraft utilization	11.1	9.5	17%
Average aircraft stage length	1,366	1,334	2%
Operating fleet(d)	219	225	(6) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,019	2,128	(5)%
RPMs (000,000) "traffic"	885	1,075	(18)%
ASMs (000,000) "capacity"	1,095	1,396	(22)%
Load factor	80.8%	77.0%	3.8 pts
Yield	33.19¢	24.96¢	33%
RASM	27.82¢	20.04¢	39%
Departures (000)	32.8	37.4	(12)%
Operating fleet(d)	75	98	(23) a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2023 TO THREE MONTHS ENDED MARCH 31, 2022

Our consolidated net loss for the three months ended March 31, 2023 was $142 million, or $1.11 per share, compared to a consolidated net loss of $143 million, or $1.14 per share, for the three months ended March 31, 2022.

Excluding the impact of special items and mark-to-market fuel hedge adjustments, our adjusted net loss for the first quarter of 2023 was $79 million, or $0.62 per share, compared to an adjusted net loss of $167 million, or $1.33 per share, in the first quarter of 2022. The following table reconciles our adjusted net loss per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2023		2022
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net loss per share	$(142)	$(1.11)	$(143)	$(1.14)
Mark-to-market fuel hedge adjustments	20	0.16	(107)	(0.85)
Special items - fleet transition and other	13	0.10	75	0.60
Special items - labor and related	51	0.40	—	—
Income tax effect of reconciling items above	(21)	(0.17)	8	0.06
Non-GAAP adjusted net loss per share	$(79)	$(0.62)	$(167)	$(1.33)

CASM excluding fuel and special items reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2023		2022		% Change
Consolidated:
CASM	15.17	¢	13.66	¢	11%
Less the following components:
Aircraft fuel, including hedging gains and losses	4.24		2.51		69%
Special items - fleet transition and other	0.08		0.54		(85)%
Special items - labor and related	0.32		—		NM
CASM excluding fuel and special items	10.53	¢	10.61	¢	(1)%

Mainline:
CASM	13.93	¢	11.89	¢	17%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.97		2.21		80%
Special items - fleet transition and other	0.09		0.04		125%
Special items - labor and related	0.35		—		NM
CASM excluding fuel and special items	9.52	¢	9.64	¢	(1)%

OPERATING REVENUE

Total operating revenue increased $515 million, or 31%, during the first quarter of 2023 compared to the same period in 2022. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Passenger revenue	$1,984	$1,511	31%
Mileage Plan other revenue	154	112	38%
Cargo and other revenue	58	58	—%
Total Operating Revenues	$2,196	$1,681	31%

Passenger revenue

On a consolidated basis, Passenger revenue for the first quarter of 2023 increased by $473 million, or 31%, on a 19% increase in passenger traffic and a 11% increase in ticket yield. The first quarter year-over-year comparison benefits from suppressed passenger revenue in 2022 as a result of the omicron variant. Following the first quarter of 2022, a surge in travel demand drove significant increases in ticket sales and passenger revenue trends, which continues to drive strong revenue performance in the first quarter of 2023.

We expect to see further growth to Passenger revenue as we progress through 2023 driven by high demand and increased capacity.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue for the first quarter of 2023 increased by $42 million, or 38%. The increase was due to higher commissions received from our bank card partners driven by increased consumer spending and increased credit card acquisitions.

We expect to see continued strength in Mileage Plan other revenue for the remainder of 2023, enabled by higher commissions from increased card spend.

OPERATING EXPENSES

Total operating expenses increased $499 million, or 27%, compared to the first quarter of 2022. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Fuel expense	$665	$347	92%
Non-fuel operating expenses, excluding special items	1,653	1,461	13%
Special items - fleet transition and other	13	75	(83)%
Special items - labor and related	51	—	NM
Total Operating Expenses	$2,382	$1,883	27%

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

Aircraft fuel expense increased $318 million, or 92%, compared to the first quarter of 2022. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2023		2022
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$633	$3.35	$504	$2.91
(Gain)/loss on settled hedges	12	0.06	(50)	(0.29)
Consolidated economic fuel expense	$645	$3.41	$454	$2.62
Mark-to-market fuel hedge adjustments	20	0.11	(107)	(0.62)
GAAP fuel expense	$665	$3.52	$347	$2.00
Fuel gallons		189		173

Raw fuel expense increased 26% in the first quarter of 2023 compared to the first quarter of 2022, due to higher per gallon costs and increased fuel consumption. Raw fuel expense per gallon increased by 15% due to higher all-in jet fuel prices. Jet fuel prices are impacted by both the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel. Although crude oil prices have fallen 19%, the per-gallon improvement is offset by a 47% increase in refining margins, as well as benefits received in 2022 for non-indexed fuel charges which did not repeat in 2023. Fuel gallons consumed increased 9%, consistent with rising capacity.

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

Losses recognized for hedges that settled during the first quarter were $12 million in 2023, compared to gains of $50 million in the same period in 2022. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

In the second quarter, we expect our economic fuel cost per gallon to range between $2.95 to $3.15, as indicated by the forward curve as of the date of this filing.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and other special items. Significant operating expense variances from 2022 are more fully described below.

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Wages and benefits	$723	$606	19%
Variable incentive pay	47	36	31%
Aircraft maintenance	124	135	(8)%
Aircraft rent	59	73	(19)%
Landing fees and other rentals	152	138	10%
Contracted services	95	78	22%
Selling expenses	66	58	14%
Depreciation and amortization	104	102	2%
Food and beverage service	54	41	32%
Third-party regional carrier expense	52	42	24%
Other	177	152	16%
Total non-fuel operating expenses, excluding special items	$1,653	$1,461	13%

Wages and benefits

Wages and benefits increased by $117 million, or 19%, in the first quarter of 2023. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Wages	$558	$467	19%
Pension—Defined benefit plans	7	11	(36)%
Defined contribution plans	51	38	34%
Medical and other benefits	66	56	18%
Payroll taxes	41	34	21%
Total Wages and benefits	$723	$606	19%

Wages increased $91 million, or 19%, on a 6% growth in FTEs. When combined with FTE increases, higher wage rates stemming from labor agreements executed in 2022 were the primary driver for incremental year-over-year expense. Incremental expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for many labor groups. Increased expense for medical and other benefits was driven by an increase in claims compared to the prior year and the increase in FTEs. Increased expense for payroll taxes was consistent with the change in wages and FTEs. Decreased defined benefit expense was driven by changes in actuarial assumptions.

We expect to see higher wages and benefits for the remainder of 2023 due to the increase in wage rates and expected growth in overall FTEs. Wages and benefits could also increase further in 2023 due to agreements we may reach during the year with represented labor groups.

Variable incentive pay

Variable incentive pay expense increased by $11 million, or 31%, in the first quarter of 2023. The increase was primarily driven by growth in the variable incentive pay wage base from increased FTEs on increased wage rates compared to 2022. The increase is also driven by a higher assumed payout percentage compared to the prior year due to a greater degree of uncertainty in forecasted financial performance during the first quarter of 2022.

Aircraft maintenance

Aircraft maintenance expense decreased by $11 million, or 8%, in the first quarter of 2023. The decrease was primarily driven by $35 million of lease return costs in the first quarter of 2022 that did not recur in 2023 as all lease return costs associated with the Company's fleet transition have been recorded to Special items - fleet transition and other since the second quarter of 2022. This was partially offset by the impact of a new power-by-the-hour contract for the B737-900ER fleet.

We expect aircraft maintenance to increase for the remainder of 2023 as compared to 2022 due primarily to the B737-900ER power-by-the-hour contract, which will total approximately $100 million for the year, as well as increased aircraft utilization.

Aircraft rent

Aircraft rent expense decreased by $14 million, or 19%, in the first quarter of 2023. The decrease was driven by the retirement of 30 A320 and 32 Q400 aircraft, partially offset by delivery of seven leased B737-9 aircraft since the first quarter of 2022.

We expect aircraft rent will remain below 2022 levels for the remainder of 2023, due to the net reduction in overall leased aircraft described above.

Landing fees and other rentals

Landing fees and other rentals increased by $14 million, or 10%, in the first quarter of 2023. The increase was driven by higher terminal rent costs resulting from both rate and volume increases. Additionally, 2023 expense was higher than 2022 due to non-recurring favorable settlements that were realized in 2022. Landing fees increased in the first quarter due to an overall increase in volume.

We expect landing fees and other rentals to increase for the remainder of 2023 as compared to 2022 due to increased capacity and higher rates at airports.
Contracted services

Contracted services increased by $17 million, or 22%, in the first quarter of 2023. The increase was driven by increased departures and passengers in line with increased demand, coupled with increased rates charged by vendors.

We expect contracted services to increase for the remainder of 2023 as compared to 2022 as we continue to increase capacity and departures throughout our network.

Selling expenses

Selling expenses increased by $8 million, or 14%, in the first quarter of 2023. The increase was driven by incremental credit card commissions and distribution costs incurred from increased bookings and fares as demand has grown. Commissions and fees associated with alliances and business travel also contributed to the increase.

We expect selling expenses to increase for the remainder of 2023 as compared to 2022, due primarily to higher sales and an increase in marketing costs as we build our brand.

Food and beverage service

Food and beverage service increased by $13 million, or 32%, in the first quarter of 2023. The increase was driven by a combination of 13% growth in revenue passengers, additional onboard offerings, and higher costs for food, food service supplies, and transportation.

We expect the factors described above will continue to have a similar impact on food and beverage service for the remainder of 2023 as compared to 2022.

Third-party regional carrier expense

Third-party regional carrier expense, which represents expenses associated with SkyWest under our CPA, increased by $10 million, or 24%, in the first quarter of 2023. Although total regional capacity and departures have decreased year-over-year, the increase in third-party regional carrier expense is driven by incremental departures and block hours for flights operated by SkyWest, which have risen due to six additional E175 aircraft operating under the CPA since March 31, 2022. Higher wage rates for flight crews have also contributed to the increase.

We expect third-party regional carrier expense will continue to be higher for the remainder of 2023 as compared to 2022 due to incremental departures and block hours, as well as higher wage rates for flight crews.

Other expense

Other expense increased $25 million, or 16%, in the first quarter of 2023. The increase was driven by higher professional services costs, as well as increases for crew hotel stays and crew per diem. Increases in crew-related costs are due to contract improvements for Alaska pilots, as well as the rise in departures.

Special items - fleet transition and other

We recorded expenses associated with fleet transition and related charges of $13 million in the first quarter of 2023. We expect to record additional special charges associated with the fleet transition in 2023, primarily related to accelerated ownership expenses of the A321neo aircraft. At this time, these costs are estimated to range between $300 million and $350 million for the remainder of 2023. The Company continues to evaluate options for the A321neo aircraft. Refer to Note 2 to the consolidated financial statements for additional details.

Special items - labor and related

We recorded an expense of $51 million in the first quarter of 2023 due to a Letter of Agreement with Alaska pilots, represented by ALPA. The charge is a one-time adjustment of accrued benefits related to expected future cash payments of pilots' unused sick leave upon retirement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 10 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax loss of $67 million in the first quarter of 2023, compared to an adjusted pretax loss of $174 million in the first quarter of 2022. The $107 million improvement was primarily driven by a $447 million increase in Passenger revenue, offset by a $180 million increase in economic fuel cost and a $196 million increase in non-fuel operating costs.

As compared to the prior year, higher Mainline revenue is primarily attributable to a 23% increase in traffic and a 11% increase in yield, driven by a strong demand environment. Non-fuel operating expenses increased, driven by higher wage rates and higher variable costs, largely consistent with the overall growth in capacity and departures. Higher all-in fuel prices relative to 2022, combined with more gallons consumed, drove the increase in Mainline fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $36 million in the first quarter of 2023, compared to an adjusted pretax loss of $55 million in the first quarter of 2022. The $19 million improvement was driven by a $25 million increase in Operating revenue and a $6 million decrease in non-fuel operating expenses, partially offset by a $12 million increase in fuel costs.

Regional passenger revenue increased compared to the first quarter of 2022, primarily driven by an improved load factor and a 33% improvement in yield, partially offset by a decrease in capacity. Higher fuel prices drove the increase in Regional fuel expense.

Horizon

Horizon reported an adjusted pretax loss of $14 million in the first quarter of 2023, compared to an adjusted pretax loss of $10 million in the first quarter of 2022. The loss is driven by lower CPA revenue on decreased departures and block hours, combined with higher wage and benefit costs due to increased wage rates resulting from the annualization of new collective bargaining agreements with Horizon employees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities of $2.4 billion;

•Cash flows from operations of $222 million;

•72 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the three months ended March 31, 2023, we took free and clear delivery of three owned Boeing 737-9 aircraft. We made debt payments totaling $96 million, ending the quarter with a debt-to-capitalization ratio of 48%, within our target range of 40% to 50%. We also resumed share repurchases, spending $18 million to repurchase shares in the first quarter, pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2023	December 31, 2022	Change
Cash and marketable securities	$2,429	$2,417	— %
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	28%	29%	(1) pt
Long-term debt, net of current portion	1,795	1,883	(5)%
Shareholders’ equity	$3,689	$3,816	(3)%

Debt-to-capitalization, adjusted for operating leases
(in millions)	March 31, 2023	December 31, 2022	Change
Long-term debt, net of current portion	$1,795	$1,883	(5)%
Capitalized operating leases	1,668	1,621	3%
Adjusted debt	$3,463	$3,504	(1)%
Shareholders' equity	3,689	3,816	(3)%
Total invested capital	$7,152	$7,320	(2)%

Debt-to-capitalization, including operating leases	48%	48%	—

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	March 31, 2023	December 31, 2022
Current portion of long-term debt	$268	$276
Current portion of operating lease liabilities	213	228
Long-term debt	1,795	1,883
Long-term operating lease liabilities, net of current portion	1,455	1,393
Total adjusted debt	3,731	3,780
Less: Cash and marketable securities	(2,429)	(2,417)
Adjusted net debt	$1,302	$1,363

(in millions)	Twelve Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
GAAP Operating Income(a)	$86	$70
Adjusted for:
Special items	569	580
Mark-to-market fuel hedge adjustments	203	76
Depreciation and amortization	417	415
Aircraft rent	277	291
EBITDAR	$1,552	$1,432
Adjusted net debt to EBITDAR	0.8x	1.0x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2023, net cash provided by operating activities was $222 million, compared to $287 million during the same period in 2022. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state and local taxing authorities.

The $65 million net decrease in our operating cash flows is due to a combination of factors. Increased cash provided by higher ticket sales and our co-branded credit card agreement were offset by increased cash used for operating expenses. Payments made in the first quarter for our 2022 performance-based pay program were approximately $110 million higher than payments in the prior year for our 2021 program.

Cash Provided by Investing Activities

Cash provided by investing activities was $60 million during the first three months of 2023, compared to $39 million during the same period of 2022. Cash used in capital expenditures for aircraft purchase deposits and other property and equipment was $124 million in the first three months of 2023, compared to $288 million in the first three months of 2022. Additionally, there were $187 million of net sales of marketable securities during the first three months of 2023, compared to $328 million of net sales during the first three months of 2022.

Cash Used in Financing Activities

Cash used in financing activities was $114 million during the first three months of 2023, compared to $168 million during the same period in 2022. During the first three months of 2023, we utilized cash on hand to repay $96 million of outstanding long-term debt, compared to payments of $170 million during the same period in 2022. We also repurchased $18 million of our common stock during the first three months of 2023.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations:

Aircraft Commitments

As of March 31, 2023, Alaska has firm orders to purchase 102 B737 aircraft with deliveries between 2023 and 2027 and a firm commitment to lease one B737-9 aircraft with delivery in 2023. Alaska also has rights for 105 additional B737-10 aircraft through 2030.

Alaska has received information from Boeing that certain B737 deliveries in 2023 are expected to be delayed into 2024. The anticipated fleet count outlined below reflects the expected impact of these delays. Alaska will continue to work with Boeing on delivery timelines that support Alaska's plans for growth.

Horizon has commitments to purchase 17 E175 aircraft with deliveries between 2023 and 2026. Horizon has options to acquire 13 E175 aircraft between 2025 and 2026.

Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of March 31, 2023:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	March 31, 2023	2023 Additions	2023 Removals	Dec 31, 2023	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025
B737-700 Freighters	3	—	—	3	—	3	—	3
B737-800 Freighters	—	1	—	1	1	2	—	2
B737-700	11	—	—	11	—	11	—	11
B737-800	61	—	(2)	59	—	59	—	59
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-8	—	3	—	3	2	5	4	9
B737-9	43	28	—	71	13	84	5	89
B737-10	—	—	—	—	6	6	21	27
A321neo	10	—	(10)	—	—	—	—	—
Total Mainline Fleet	219	32	(12)	239	22	261	30	291
E175 operated by Horizon	33	8	—	41	3	44	3	47
E175 operated by third party	42	—	—	42	—	42	1	43
Total Regional Fleet	75	8	—	83	3	86	4	90
Total	294	40	(12)	322	25	347	34	381
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

	Approximate % of Expected Fuel Requirements(a)	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter of 2023	50%	$97	$7
Third Quarter of 2023	50%	$100	$7
Fourth Quarter of 2023	40%	$97	$7
Full Year 2023	47%	$98	$7
First Quarter of 2024	30%	$88	$7
Second Quarter of 2024	20%	$88	$7
Third Quarter of 2024	10%	$86	$6
Full Year 2024	14%	$87	$7

Contractual Obligations

The following table provides a summary of our obligations as of March 31, 2023. For agreements with variable terms, amounts included reflect our minimum obligations. Discussion of these obligations follow the table below.

(in millions)	Remainder of 2023	2024	2025	2026	2027	Beyond 2027	Total
Debt obligations	$185	$243	$296	$176	$535	$643	$2,078
Aircraft lease commitments(a)	215	241	236	234	229	827	1,982
Facility lease commitments	14	13	12	12	10	124	185
Aircraft-related commitments(b)	1,742	1,393	1,440	689	335	598	6,197
Interest obligations(c)	68	77	79	63	61	89	437
CPA and other obligations(d)	154	224	227	219	220	739	1,783
Total	$2,378	$2,191	$2,290	$1,393	$1,390	$3,020	$12,662
(a)Future minimum lease payments for aircraft includes commitments for aircraft which have been removed from operating service, as we have remaining obligation under existing terms.
(b)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of March 31, 2023.
(d)Primarily comprised of non-lease costs associated with capacity purchase agreements.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. As of March 31, 2023, we repaid $96 million in debt. At March 31, 2023, our debt portfolio carries a weighted average interest rate of 3.7%. Interest is paid with regular debt service. Debt service obligations remaining in 2023 are expected to be approximately $253 million, inclusive of interest and principal. Refer to Note 5 to the consolidated financial statement for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with our capacity purchase agreements between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For many of our leased aircraft, we are required under the contractual terms to return the aircraft in a specified state. As a result of these contractual terms, we will incur significant costs to return these aircraft at the termination of the lease. Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. Additional charges to be recorded in 2023 will reflect adjustments to estimated costs to return the A320 fleet. A total of $225 million is accrued at March 31, 2023, including costs recorded in prior year periods.We anticipate recording material cash outflows to return aircraft in 2023 in conjunction with expected lease terminations and the accelerated exit of Airbus aircraft from Alaska's fleet.

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

Sustainability Commitments

As part of our efforts to reach net-zero carbon emissions by 2040, we have outlined a five-part path that we expect to include operational efficiency, fleet renewal, sustainable aviation fuels, enabling new technologies including zero emission aircraft in the future, and using credible offsetting and removal technologies to close the gaps to the target in future years. We anticipate these efforts will require cash outlays, not all of which are reflected in our contractual commitments. Finding and establishing relationships with suppliers to meet these commitments is in process. Currently, Alaska has agreements to purchase approximately 200 million gallons of neat SAF to be delivered between 2025 and 2030. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. Financial commitments that have been contractually established and have met defined minimum obligations, including those related to Alaska Star Ventures, are included within the CPA and other obligations row in the above table, as appropriate.

Income Taxes

For federal income tax purposes, the majority of our property and equipment are fully depreciated over a seven-year life using an accelerated depreciation method or bonus depreciation, if available. For financial reporting purposes, the majority of our assets are depreciated over 15 to 25 years to an estimated salvage value using the straight-line basis. This difference has created a significant deferred tax liability. At some point in the future, the property and equipment difference will reverse into taxable income, potentially resulting in an increase in income taxes payable.

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices, among other factors out of our control), whether “bonus depreciation” provisions are available, as well as other legislative changes beyond our control. We believe we have the liquidity to make our future tax payments.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2023. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus A320, and Airbus A321neo jets and all associated revenue and costs

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws (Bernstein v. Virgin America, Inc.). The court certified a class of approximately 1,800 flight attendants in November 2016. The Company pursued numerous appeal paths following a February 2019 federal district court order against Virgin America and Alaska Airlines awarding plaintiffs approximately $78 million, including approximately $25 million in penalties under California’s Private Attorneys General Act (PAGA). An appellate court reversed portions of the lower court decision and significantly reduced the PAGA penalties and total judgment value, remanding the matter to the district court for further consideration. In December 2022, the district court issued a final total judgment amount of $31 million. Additional proceedings will determine the attorneys’ fee award due to plaintiffs’ counsel. The Company holds an accrual for $37 million in Other accrued liabilities on the condensed consolidated balance sheets.

In June 2022, the U.S. Supreme Court declined to take the Company’s appeal for a conclusive ruling that the California laws on which the judgment is based are invalid as applied to airlines. The decision leaves open the possibility that other states in the Ninth Circuit judicial district may attempt to apply similar laws to airlines, and, in fact, a lawsuit based on similar claims to those asserted in Bernstein has been initiated by a Washington-based Alaska Airlines flight attendant (Krueger v. Alaska Airlines, Inc.). The Company plans to assert all available legal defenses, but to date has not determined its probable and estimable liability in this matter.

The Company is analyzing a range of potential options to balance new compliance obligations with operational and labor considerations. Some or all of these solutions may have an adverse impact on the Company’s operations and financial position due in part to the unresolved conflicts between the laws and federal regulations applicable to airlines.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. The possible range of contractual liability is between $10 million and $160 million. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence, and has made an application to appeal in the English courts. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2022 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2023 - January 31, 2023	—	$—
February 1, 2023 - February 28, 2023	104,814	48.60
March 1, 2023 - March 31, 2023	308,740	42.43
Total	413,554	$43.99	$438

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

As of March 31, 2023, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Compensation Arrangements with Named Executive Officers

On May 2, 2023, the Compensation and Leadership Development Committee of the Board of Directors (the "Committee") noted the expiration of Coronavirus Aid, Relief and Economic Security Act of 2020 restrictions, which had capped certain executive’s compensation at 2019 levels since April 2020. These restrictions prevented the Committee from delivering commensurate compensation to key executives who were promoted to larger, more responsible roles during or just months before the pandemic broke out, including its chief executive officer (promoted in March 2021), chief financial officer (promoted in March 2020), chief operating officer (promoted in April 2021), chief people officer (promoted in June 2019) and chief legal officer (promoted in January 2020). The Committee recognized that impacted executives forfeited substantial equity value to remain under their 2019 compensation caps from April 2020 to April 2023, after leading the Company through a pandemic that had disproportionate effect on the airline industry and after achieving industry-leading profitability in and operational results in 2022. The Company retained these executives even though they could have taken jobs at other airlines or in other industries without being subject to compensation caps.

After consulting with its independent advisors and the full Board, the Committee approved the performance-based equity awards described below (the “Awards”) to named executive officers Ben Minicucci, the Company’s President and CEO; Shane Tackett, the Company’s Executive Vice President and Chief Financial Officer; Andrew Harrison, the Executive Vice President and Chief Commercial Officer of Alaska Airlines; Constance von Muehlen, the Executive Vice President and Chief Operating Officer of Alaska Airlines; and Andrea Schneider, the Senior Vice President People of Alaska Airlines, to address equity value forfeited during the periods in which they were performing more responsible jobs while being compensated at 2019 levels associated with their prior roles.

Performance-Based, Time-Vesting Performance Stock Units

	Number (at target)	Grant Date Value	Vesting Schedule
Mr. Minicucci	55,380	$3,746,457	12/31/23 – 25,160 12/31/24 – 30,220
Mr. Tackett	29,370	$1,986,881	12/31/23 – 14,490 12/31/24 – 14,880
Mr. Harrison	15,800	$1,068,870	12/31/23 – 14,490 12/31/24 – 1,310
Ms. Von Muehlen	20,942	$1,416,726	5/2/23 – 1,112 12/31/23 – 8,210 12/31/24 – 11,620
Ms. Schneider	12,300	$832,095	12/31/23 – 5,790 12/31/24 – 6,510

Performance-Based, Time-Vesting Restricted Stock Units

	Number	Grant Date Value	Vesting Schedule
Mr. Minicucci	19,215	$833,355	2/25/24 – 12,580 2/7/25 – 6,635
Mr. Tackett	10,910	$473,167	2/9/24 – 7,240 2/7/25 – 3,670
Mr. Harrison	7,240	$313,999	2/9/24 – 7,240
Ms. Von Muehlen	11,110	$481,841	5/2/23 – 1,190 4/3/24 – 4,110 2/7/25 – 5,810
Ms. Schneider	6,000	$260,220	2/9/24 – 2,900 2/7/25 – 3,100

Stock Options
Ms. von Muehlen’s Award included incentive stock options (ISOs) and non-qualified stock options (NQOs).

Type	Number	Grant Date Black-Scholes Value	Vesting Schedule
ISOs	4,834	$76,712	5/2/23 – 58 2/7/24 – 1 2/11/24 – 1,293 4/3/24 – 237 4/3/25 – 1,439 2/7/26 – 1,806
NQOs	20,097	$327,556	5/2/23 – 8,222 2/7/24 – 3,442 4/3/24 – 2,278 2/7/25 – 3,442 4/3/25 – 1,076 2/7/26 – 1,637

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

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance and Controller

May 5, 2023

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.2	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1#†	Amendment No. 20 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
10.2#†	Amendment No. 21 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).