Form 10-Q
period 2023-06-30
ALASKA AIR GROUP, INC.
filed 2023-08-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant has 127,224,437 common shares, par value $0.01, outstanding at July 31, 2023.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2022. Some of these risks include competition, labor costs, relations and availability, general economic conditions including those associated with pandemic recovery, increases in operating costs including fuel, inability to meet cost reduction, ESG and other strategic goals, seasonal fluctuations in demand and financial results, supply chain risks, events that negatively impact aviation safety and security, and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$536	$338
Marketable securities	1,906	2,079
Total cash and marketable securities	2,442	2,417
Receivables - net	351	296
Inventories and supplies - net	107	104
Prepaid expenses	187	163
Other current assets	157	60
Total Current Assets	3,244	3,040

Property and Equipment
Aircraft and other flight equipment	9,918	9,053
Other property and equipment	1,714	1,661
Deposits for future flight equipment	550	670
	12,182	11,384
Less accumulated depreciation and amortization	4,219	4,127
Total Property and Equipment - Net	7,963	7,257

Other Assets
Operating lease assets	1,318	1,471
Goodwill and intangible assets	2,036	2,038
Other noncurrent assets	268	380
Total Other Assets	3,622	3,889

Total Assets	$14,829	$14,186

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$212	$221
Accrued wages, vacation and payroll taxes	463	619
Air traffic liability	1,574	1,180
Other accrued liabilities	871	846
Deferred revenue	1,207	1,123
Current portion of operating lease liabilities	277	228
Current portion of long-term debt and finance leases	572	276
Total Current Liabilities	5,176	4,493

Long-Term Debt, Net of Current Portion	1,889	1,883

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,148	1,393
Deferred income taxes	606	574
Deferred revenue	1,370	1,374
Obligation for pension and post-retirement medical benefits	362	348
Other liabilities	327	305
Total Noncurrent Liabilities	3,813	3,994

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2023 - 137,983,828 shares; 2022 - 136,883,042 shares, Outstanding: 2023 - 127,348,343 shares; 2022 - 127,533,916 shares	1	1
Capital in excess of par value	648	577
Treasury stock (common), at cost: 2023 - 10,635,485 shares; 2022 - 9,349,944 shares	(731)	(674)
Accumulated other comprehensive loss	(365)	(388)
Retained earnings	4,398	4,300
	3,951	3,816
Total Liabilities and Shareholders' Equity	$14,829	$14,186

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Operating Revenue
Passenger revenue	$2,598	$2,418	$4,582	$3,929
Mileage Plan other revenue	170	175	324	287
Cargo and other revenue	70	65	128	123
Total Operating Revenue	2,838	2,658	5,034	4,339

Operating Expenses
Wages and benefits	754	639	1,477	1,245
Variable incentive pay	57	56	104	92
Aircraft fuel, including hedging gains and losses	573	776	1,238	1,123
Aircraft maintenance	125	104	249	239
Aircraft rent	54	73	113	146
Landing fees and other rentals	167	136	319	274
Contracted services	95	82	190	160
Selling expenses	81	78	147	136
Depreciation and amortization	113	104	217	206
Food and beverage service	60	50	114	91
Third-party regional carrier expense	54	50	106	92
Other	182	177	359	329
Special items - fleet transition and other	186	146	199	221
Special items - labor and related	—	—	51	—
Total Operating Expenses	2,501	2,471	4,883	4,354
Operating Income (Loss)	337	187	151	(15)

Non-operating Income (Expense)
Interest income	22	11	39	18
Interest expense	(28)	(26)	(56)	(53)
Interest capitalized	7	3	14	5
Special items - net non-operating	(6)	—	(6)	—
Other - net	(7)	10	(16)	24
Total Non-operating Expense	(12)	(2)	(25)	(6)
Income (Loss) Before Income Tax	325	185	126	(21)
Income tax expense (benefit)	85	46	28	(17)
Net Income (Loss)	$240	$139	$98	$(4)

Basic Earnings (Loss) Per Share:	$1.88	$1.10	$0.77	$(0.03)
Diluted Earnings (Loss) Per Share:	$1.86	$1.09	$0.76	$(0.03)
Shares used for computation:
Basic	127.440	126.543	127.470	126.265
Diluted	128.919	127.795	128.860	126.265

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Income (Loss)	$240	$139	$98	$(4)
Other comprehensive income (loss), net of tax
Marketable securities	(5)	(20)	16	(60)
Employee benefit plans	4	—	8	1
Interest rate derivative instruments	1	4	(1)	13
Total other comprehensive income (loss), net of tax	$—	$(16)	$23	$(46)

Total Comprehensive Income (Loss), Net of Tax	$240	$123	$121	$(50)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
Net loss	—	—	—	—	—	(142)	(142)
Other comprehensive income	—	—	—	—	23	—	23
Common stock repurchase	(0.414)	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.123	—	(2)	—	—	—	(2)
Balance at March 31, 2023	127.243	$1	$587	$(692)	$(365)	$4,158	$3,689
Net income	—	—	—	—	—	240	240
Other comprehensive income	—	—	—	—	—	—	—
Common stock repurchase	(0.872)	—	—	(39)	—	—	(39)
Stock-based compensation	0.017	—	26	—	—	—	26
Stock issued for employee stock purchase plan	0.924	—	34	—	—	—	34
Stock issued under stock plans	0.036	—	1	—	—	—	1
Balance at June 30, 2023	127.348	$1	$648	$(731)	$(365)	$4,398	$3,951

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
Net loss	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	13	—	—	—	13
Stock issued under stock plans	0.182	—	(4)	—	—	—	(4)
Balance at March 31, 2022	126.088	$1	$503	$(674)	$(292)	$4,099	$3,637
Net income	—	—	—	—	—	139	139
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Stock-based compensation	0.017	—	9	—	—	—	9
Stock issued for employee stock purchase plan	0.643	—	30	—	—	—	30
Stock issued under stock plans	0.012	—	—	—	—	—	—
Balance at June 30, 2022	126.760	$1	$542	$(674)	$(308)	$4,238	$3,799

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$98	$(4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	217	206
Stock-based compensation and other	56	20
Special items - fleet transition and other	187	221
Special items - labor and related	51	—
Changes in certain assets and liabilities:
Changes in deferred income taxes	27	(14)
Increase in accounts receivable	(55)	(115)
Increase in air traffic liability	394	615
Increase in deferred revenue	80	83
Federal income tax refund	—	260
Other - net	(223)	(37)
Net cash provided by operating activities	832	1,235
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(414)	(509)
Other flight equipment	(113)	(69)
Other property and equipment	(107)	(54)
Total property and equipment additions	(634)	(632)
Purchases of marketable securities	(389)	(1,410)
Sales and maturities of marketable securities	574	1,323
Other investing activities	(30)	(2)
Net cash used in investing activities	(479)	(721)
Cash Flows from Financing Activities:
Long-term debt payments	(149)	(239)
Common stock repurchases	(57)	—
Other financing activities	41	33
Net cash used in financing activities	(165)	(206)
Net increase in cash and cash equivalents	188	308
Cash, cash equivalents, and restricted cash at beginning of period	369	494
Cash, cash equivalents, and restricted cash at end of the period	$557	$802

	Six Months Ended June 30,
(in millions)	2023	2022
Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$42	$35
Income taxes, net of refunds received	14	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	120	378
Operating leases converted to finance leases	310	—
Property and equipment acquired through the issuance of debt	134	—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	536	778
Restricted cash included in Prepaid expenses and Other noncurrent assets	21	24
Total cash, cash equivalents, and restricted cash at end of the period	$557	$802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2023 are not necessarily indicative of operating results for the entire year.

NOTE 2. FLEET TRANSITION

In the first quarter of 2022, the Company announced plans to accelerate the transition of its mainline operations to an all-Boeing 737 fleet. It also announced plans to transition its regional operations to an all-Embraer fleet, retiring the Q400 fleet. The removal of all A320 and Q400 aircraft from operating service was completed in January 2023. Alaska continues to operate ten A321neo aircraft, and plans to remove them from its operating fleet by the end of the third quarter of 2023. Management plans to exit the leases by purchasing the aircraft, and subsequently sell them to a third-party. During the quarter, Alaska reached agreements with two lessors to exit six of the ten A321neo operating leases and purchase the aircraft. One of the aircraft purchases closed in the second quarter; the other five transactions are expected in the third and fourth quarters of 2023. As a result of the new agreements, the operating leases associated with the five aircraft that have not yet been purchased were considered modified, and upon evaluation were reclassified as finance leases.

Valuation of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the total carrying value of an asset or asset group may not be recoverable. Management identified indicators of impairment for the A321neo fleet and performed an impairment analysis in the second quarter.

For the purposes of recoverability testing, three asset groups were identified: owned A321neo aircraft, A321neo aircraft operated under finance leases, and A321neo aircraft operated under operating leases. The Company performed recoverability tests for the aircraft, comparing each asset group's carrying value to the sum of its estimated undiscounted future cash flows. Future cash flows were estimated utilizing a combination of historical data, forecasted results, and anticipated use of the aircraft as of June 30, 2023. The analysis indicated the carrying value for all three asset groups was not recoverable, and an impairment measurement was required.

The Company estimated the fair market value for the A321neo aircraft using available market price information with adjustments based on quantitative and qualitative considerations. Based on this fair market value, the Company recorded an impairment charge of $156 million, reflecting the amount by which carrying value exceeded fair value of these asset groups. This charge is included within "Special items - fleet transition and other" in the condensed consolidated statements of operations.

Other Fleet Related Disclosure

The five A321neo aircraft operated under finance leases are reflected within "Aircraft and other flight equipment." As of June 30, 2023, and subsequent to recognizing the related impairment charges, the assets total $175 million. The finance lease liabilities are reflected within "Current portion of long-term debt and finance leases" and total $316 million as of June 30, 2023. Interest expense of $6 million associated with the finance leases was recognized within "Special items - net non-operating" in the condensed consolidated statements of operations.

Special charges were also recognized during the quarter reflecting adjustments to estimated costs to return the A320 fleet, as well as penalty rent for Airbus aircraft which have not yet been returned to the lessor as of the lease expiration date.

The following table summarizes our special charges for fleet transition costs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Impairment of long-lived assets(a)	$151	$—	$151	$70
Accelerated aircraft ownership expenses	19	43	25	43
Lease return costs and other expenses	16	103	23	108
Special items - fleet transition and other	$186	$146	$199	$221
(a) Net of other immaterial activity recognized in the three months ended June 30, 2023.

Subsequent to quarter end, Alaska executed an agreement with one lessor to exit two additional operating leases and purchase the A321neo aircraft. The transactions are expected to occur in the first quarter of 2024 and will result in cash outflows of approximately $130 million. The agreements were not contractually obligated as of June 30, 2023 and are not reflected within the consolidated financial statements or accompanying notes as of June 30, 2023.

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger ticket revenue, net of taxes and fees	$2,207	$2,052	$3,855	$3,284
Passenger ancillary revenue	123	119	227	210
Mileage Plan passenger revenue	268	247	500	435
Total Passenger revenue	$2,598	$2,418	$4,582	$3,929

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger revenue	$268	$247	$500	$435
Mileage Plan other revenue	170	175	324	287
Total Mileage Plan revenue	$438	$422	$824	$722

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cargo revenue	$39	$36	$68	$65
Other revenue	31	29	60	58
Total Cargo and other revenue	$70	$65	$128	$123

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $103 million and $132 million from the prior year-end air traffic liability balance for the three months ended June 30, 2023 and 2022, and $588 million and $522 million from the prior year-end air traffic liability balance for the six months ended June 30, 2023 and 2022.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $96 million of such receivables as of June 30, 2023 and $83 million as of December 31, 2022.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Six Months Ended June 30,
	2023	2022
Total Deferred Revenue balance at January 1	$2,497	$2,358
Travel miles and companion certificate redemption - Passenger revenue	(470)	(409)
Miles redeemed on partner airlines - Other revenue	(52)	(26)
Increase in liability for mileage credits issued	602	518
Total Deferred Revenue balance at June 30	$2,577	$2,441
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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2023, total cost basis for all marketable securities was $2.0 billion, compared to a total fair value of $1.9 billion. The decline in value is primarily due to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of June 30, 2023.

Fair values of financial instruments on the condensed consolidated balance sheets (in millions):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$532	$—	$532	$505	$—	$505
Equity mutual funds	5	—	5	5	—	5
Foreign government bonds	—	10	10	—	25	25
Asset-backed securities	—	217	217	—	261	261
Mortgage-backed securities	—	138	138	—	196	196
Corporate notes and bonds	—	945	945	—	1,025	1,025
Municipal securities	—	59	59	—	62	62
Total Marketable securities	537	1,369	1,906	510	1,569	2,079
Derivative instruments
Fuel hedge contracts - call options	—	15	15	—	44	44
Interest rate swap agreements	—	13	13	—	15	15
Total Assets	$537	$1,397	$1,934	$510	$1,628	$2,138

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

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

June 30, 2023	Cost Basis	Fair Value
Due in one year or less	$386	$379
Due after one year through five years	1,512	1,442
Due after five years	71	65
Due after 10 years	15	14
No maturity date	4	6
Total	$1,988	$1,906

Fair Value of Other Financial Instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash, Cash Equivalents, and Restricted Cash: Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper, and certificates of deposit. They are carried at cost, which approximates fair value.

The Company's restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs, or other contractual rights. Restricted cash consists of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Debt: To estimate the fair value of all fixed-rate debt as of June 30, 2023, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $567 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt (in millions):

	June 30, 2023	December 31, 2022
Fixed-rate debt	$1,586	$1,660

Estimated fair value	$1,428	$1,473

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for details regarding impairment charges recorded in the three and six months ended June 30, 2023.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheets (in millions):

	June 30, 2023	December 31, 2022
Fixed-rate notes payable due through 2029	$95	$113
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	891	947
Variable-rate notes payable due through 2035	573	514
Less debt issuance costs	(13)	(15)
Total debt	2,146	2,159
Less current portion(a)	257	276
Long-term debt, less current portion	$1,889	$1,883

Weighted-average fixed-interest rate	3.5%	3.5%
Weighted-average variable-interest rate	6.5%	5.8%
(a) Excludes finance lease liabilities recognized within "Current portion of long-term debt and finance leases" in the condensed consolidated balance sheets as of June 30, 2023.

Approximately $265 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at June 30, 2023, resulting in an effective weighted-average interest rate for the full debt portfolio of 3.8%.

In the second quarter, Horizon executed an agreement to finance E175 aircraft scheduled to be delivered in 2023 and 2024. The financing, which covers a portion of the total aircraft cost and is secured by the related aircraft, is funded upon each delivery and will total $247 million over the duration of the agreement. During the six months ended June 30, 2023, the Company incurred new debt associated with this agreement of $134 million, covering six E175 aircraft. This financing activity is reflected as a non-cash transaction within the supplemental disclosures in the condensed consolidated statements of cash flows.

Also during the six months ended June 30, 2023, the Company made scheduled debt payments of $147 million and prepayments of $2 million.

Subsequent to quarter end, Alaska completed a refinancing of an existing 2018 variable-rate loan facility with a total commitment amount of $117 million. The facility is secured by B737 aircraft.

Debt Maturity

At June 30, 2023, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2023	$135
2024	251
2025	304
2026	184
2027	544
Thereafter	741
Total Principal Payments	$2,159

Bank Lines of Credit

Alaska has three credit facilities totaling $476 million as of June 30, 2023. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts, and ground service equipment. A second credit facility for $250 million expires in June 2024 and is secured by aircraft. Both facilities have variable interest rates based on SOFR plus a specified margin. A third credit facility for $76 million expires in June 2024 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at June 30, 2023.

Subsequent to quarter end, the Company executed an amendment to one of its aircraft-backed credit facilities, extending the term of the agreement from June 2024 to June 2026 and increasing the size of the facility from $250 million to $400 million. There were no changes to the minimum unrestricted cash and marketable securities requirement.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$7	$11	$14	$22
Pension expense included in Wages and benefits	7	11	14	22

Interest cost	27	16	54	32
Expected return on assets	(29)	(32)	(57)	(64)
Recognized actuarial loss	6	2	12	4
Pension expense included in Non-operating Income (Expense)	$4	$(14)	$9	$(28)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of June 30, 2023 (in millions):

	Aircraft-Related Commitments(a)	Capacity Purchase Agreements and Other Obligations (b)
Remainder of 2023	$1,177	$109
2024	1,390	224
2025	1,440	227
2026	689	218
2027	335	220
Thereafter	598	739
Total	$5,629	$1,737
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b)Primarily comprised of non-lease costs associated with capacity purchase agreements, as well as other various sponsorship agreements and investment commitments.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircraft and engines. Details for contractual aircraft commitments as of June 30, 2023 are outlined in the table below.

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2023-2027	2025-2030	2023-2030
B737	94	105	199
E175	11	13	24
Total	105	118	223

The fleet commitments outlined above represent the contractual commitments as defined in Alaska's existing order with Boeing as of June 30, 2023. Alaska has received information from Boeing that certain B737 deliveries in 2023 are expected to be delayed into 2024.

Alaska has contractual agreements as of June 30, 2023 to purchase five of its leased A321neo aircraft. These transactions are expected to occur in the third and fourth quarters of 2023. The obligations for these aircraft, including both the remaining lease payments and subsequent purchase, are reflected within "Current portion of long-term debt and finance leases" in the condensed consolidated balance sheets as of June 30, 2023 and are not reflected in the tables above. Subsequent to quarter end, Alaska signed agreements to purchase two additional leased A321neo aircraft, with transactions expected to occur in the first quarter of 2024. Refer to Note 2 to the condensed consolidated financial statements for additional details.

Aircraft Maintenance

Aircraft maintenance commitments include contractual commitments for engine maintenance agreements requiring monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements transfer certain risks to the third-party service provider. Alaska has contracts for maintenance on its B737-800 and B737-900ER aircraft engines through 2026 and 2032, respectively. Horizon has a contract for maintenance on certain E175 aircraft engines through 2033.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

The Company has paid the final total judgment amount of approximately $31 million in the Bernstein v. Virgin America, Inc. class action lawsuit, and expects to pay $6 million in additional settlement fees, disbursements, and costs to close the matter.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. The possible range of contractual liability is between $10 million and $160 million. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence, and applied for permission to appeal the decision. On July 31, 2023, the UK appellate court granted the Company's application for appeal. A date for the appellate court proceedings has not been set. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. In March 2020, the Company suspended the share repurchase program as required by the CARES Act. These restrictions ended on October 1, 2022. The Company restarted the share repurchase program in February 2023 pursuant to the existing repurchase program. As of June 30, 2023, the Company has repurchased 8.9 million shares for $601 million under this program. No shares were repurchased in 2022.
Share purchase activity (in millions, except share amounts):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	871,987	$39	1,285,541	$57
CARES Act Warrant Issuances
As taxpayer protection required under the Payroll Support Program (PSP) under the CARES Act, the Company granted the U.S. government a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term.
As of June 30, 2023, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.
Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, restricted stock units, and warrants, using the treasury-stock method. For the three and six months ended June 30, 2023 and June 30, 2022, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss, net of tax (in millions), is shown below for the three and six months ended June 30, 2023 and 2022:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at March 31, 2023, net of tax effect of $117	$(59)	$(315)	$9	$(365)
Reclassifications into earnings, net of tax effect of $(2)	2	4	—	6
Change in value, net of tax effect of $1	(7)	—	1	(6)
Balance at June 30, 2023, net of tax effect of $116	$(64)	$(311)	$10	$(365)

Balance at December 31, 2022, net of tax effect of $122	$(80)	$(319)	$11	$(388)
Reclassifications into earnings, net of tax effect of $(4)	7	8	—	15
Change in value, net of tax effect of $(2)	9	—	(1)	8
Balance at June 30, 2023, net of tax effect of $116	$(64)	$(311)	$10	$(365)

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at March 31, 2022, net of tax effect of $93	$(44)	$(251)	$3	$(292)
Reclassifications into earnings, net of tax effect of $1	2	—	—	2
Change in value, net of tax effect of $4	(22)	—	4	(18)
Balance at June 30, 2022, net of tax effect of $98	$(64)	$(251)	$7	$(308)

Balance at December 31, 2021, net of tax effect of $83	$(4)	$(252)	$(6)	$(262)
Reclassifications into earnings, net of tax effect of $1	4	1	—	5
Change in value, net of tax effect of $14	(64)	—	13	(51)
Balance at June 30, 2022, net of tax effect of $98	$(64)	$(251)	$7	$(308)

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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,228	$370	$—	$—	$2,598	$—	$2,598
CPA revenue	—	—	92	(92)	—	—	—
Mileage Plan other revenue	158	12	—	—	170	—	170
Cargo and other revenue	67	—	—	3	70	—	70
Total Operating Revenue	2,453	382	92	(89)	2,838	—	2,838
Operating Expenses
Operating expenses, excluding fuel	1,468	279	87	(92)	1,742	186	1,928
Fuel expense	490	81	—	1	572	1	573
Total Operating Expenses	1,958	360	87	(91)	2,314	187	2,501
Non-operating Income (Expense)	3	—	(10)	1	(6)	(6)	(12)
Income (Loss) Before Income Tax	$498	$22	$(5)	$3	$518	$(193)	$325
Pretax Margin					18.3%		11.5%

	Three Months Ended June 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,028	$390	$—	$—	$2,418	$—	$2,418
CPA revenue	—	—	101	(101)	—	—	—
Mileage Plan other revenue	159	16	—	—	175	—	175
Cargo and other revenue	64	—	—	1	65	—	65
Total Operating Revenue	2,251	406	101	(100)	2,658	—	2,658
Operating Expenses
Operating expenses, excluding fuel	1,262	289	98	(100)	1,549	146	1,695
Fuel expense	617	119	—	—	736	40	776
Total Operating Expenses	1,879	408	98	(100)	2,285	186	2,471
Non-operating Income (Expense)	3	—	(5)	—	(2)	—	(2)
Income (Loss) Before Income Tax	$375	$(2)	$(2)	$—	$371	$(186)	$185
Pretax Margin					14.0%		7.0%

	Six Months Ended June 30, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$3,918	$664	$—	$—	$4,582	$—	$4,582
CPA revenue	—	—	170	(170)	—	—	—
Mileage Plan other revenue	301	23	—	—	324	—	324
Cargo and other revenue	124	—	—	4	128	—	128
Total Operating Revenue	4,343	687	170	(166)	5,034	—	5,034
Operating Expenses
Operating expenses, excluding fuel	2,858	535	171	(169)	3,395	250	3,645
Fuel expense	1,051	166	—	—	1,217	21	1,238
Total Operating Expenses	3,909	701	171	(169)	4,612	271	4,883
Non-operating Income (Expense)	(3)	—	(18)	2	(19)	(6)	(25)
Income (Loss) Before Income Tax	$431	$(14)	$(19)	$5	$403	$(277)	$126
Pretax Margin					8.0%		2.5%

	Six Months Ended June 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$3,271	$658	$—	$—	$3,929	$—	$3,929
CPA revenue	—	—	195	(195)	—	—	—
Mileage Plan other revenue	259	28	—	—	287	—	287
Cargo and other revenue	121	—	—	2	123	—	123
Total Operating Revenue	3,651	686	195	(193)	4,339	—	4,339
Operating Expenses
Operating expenses, excluding fuel	2,456	551	197	(194)	3,010	221	3,231
Fuel expense	998	192	—	—	1,190	(67)	1,123
Total Operating Expenses	3,454	743	197	(194)	4,200	154	4,354
Non-operating Income (Expense)	4	—	(10)	—	(6)	—	(6)
Income (Loss) Before Income Tax	$201	$(57)	$(12)	$1	$133	$(154)	$(21)
Pretax Margin					3.1%		(0.5)%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c)Includes special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	June 30, 2023	December 31, 2022
Mainline	$20,311	$19,733
Horizon	1,285	1,157
Consolidating & Other	(6,767)	(6,704)
Consolidated	$14,829	$14,186

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. This overview summarizes the MD&A, which includes the following sections:

•Second Quarter Review—highlights from the second quarter of 2023 outlining some of the major events that occurred during the period and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2023. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2023.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Second Quarter Results

We recorded consolidated pretax income for the second quarter of 2023 under GAAP of $325 million, compared to consolidated pretax income of $185 million in the second quarter of 2022. On an adjusted basis, we reported consolidated pretax income for the quarter of $518 million, compared to consolidated pretax income of $371 million in 2022. Strength in the demand environment on 10% incremental capacity over 2022 lifted second quarter revenue to the highest total in company history.

During the second quarter we continued to experience cost pressures, with the most acute impact stemming from a 18% year-over-year increase in wages and benefits, driven by new labor contracts and elevated staffing levels to support operational integrity. Fuel costs moderated in the second quarter, with economic price per gallon decreasing 27% as compared to the prior year. As further progress was made in our transition towards an all-Boeing single fleet at Alaska, we also recorded $186 million in operating special charges representing impairment charges and other exit costs for the Airbus fleet.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2022, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

Labor Updates

Alaska is actively negotiating for new contracts with its mainline flight attendants represented by the Association of Flight Attendants, whose contract became amendable in December 2022, and its mainline mechanics represented by the Aircraft Mechanics Fraternal Association, whose contract becomes amendable in October 2023. Horizon is actively negotiating for a new contract with its pilots, represented by the International Brotherhood of Teamsters, whose contract becomes amendable in December 2024.

Environmental, Social and Governance Updates

In order to achieve our long-term target of net-zero carbon emissions by 2040, the use of sustainable aviation fuel (SAF) will play a crucial role. During the quarter, we signed an agreement with Shell Aviation to advance SAF technology and infrastructure throughout the West Coast. Shell Aviation will also supply Alaska with up to 10 million gallons of SAF in Los Angeles.

Additionally, we contributed a retired Q400 aircraft to ZeroAvia, a hydrogen-electric aircraft engine developer, to support its research and development of zero emissions technology for the aviation industry.

Outlook

Looking to the second half of 2023, we will continue to prioritize running an excellent operation with an emphasis on improving productivity as we work through pilot transition training and adjust to post-pandemic employee behavior. Demand remains strong, even as we have come off the peak of historically high fares. As a primarily domestic leisure carrier, we expect the recent surge in international demand could impact our third quarter revenue performance, which we have reflected in our guidance. Yields remain well above 2019 levels. We expect third quarter revenue to be flat to up 3% on capacity up 10% to 13% versus 2022. We anticipate third quarter CASMex will be flat to down 2%, as both periods include the impacts of labor deals with various workgroups.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	11,592	11,005	5%	21,444	19,700	9%
RPMs (000,000) "traffic"	14,936	13,746	9%	27,491	24,332	13%
ASMs (000,000) "capacity"	17,160	15,611	10%	32,865	29,394	12%
Load factor	87.0%	88.1%	(1.1) pts	83.6%	82.8%	0.8 pts
Yield	17.40¢	17.59¢	(1)%	16.67¢	16.15¢	3%
RASM	16.54¢	17.03¢	(3)%	15.32¢	14.76¢	4%
CASMex(b)	10.15¢	9.92¢	2%	10.33¢	10.24¢	1%
Economic fuel cost per gallon(b)	$2.76	$3.76	(27)%	$3.07	$3.23	(5)%
Fuel gallons (000,000)	207	196	6%	396	368	8%
ASMs per fuel gallon	82.9	79.6	4%	83.0	79.9	4%
Departures (000)	104.4	105.7	(1)%	199.8	198.9	—%
Average full-time equivalent employees (FTEs)	23,301	22,603	3%	23,140	22,092	5%
Mainline Operating Statistics:
Revenue passengers (000)	9,221	8,321	11%	17,054	14,887	15%
RPMs (000,000) "traffic"	13,827	12,460	11%	25,496	21,972	16%
ASMs (000,000) "capacity"	15,851	14,052	13%	30,462	26,439	15%
Load factor	87.2%	88.7%	(1.5) pts	83.7%	83.1%	0.6 pts
Yield	16.12¢	16.28¢	(1)%	15.37¢	14.89¢	3%
RASM	15.48¢	16.02¢	(3)%	14.26¢	13.81¢	3%
CASMex(b)	9.26¢	8.98¢	3%	9.38¢	9.29¢	1%
Economic fuel cost per gallon(b)	$2.74	$3.74	(27)%	$3.05	$3.21	(5)%
Fuel gallons (000,000)	179	165	8%	345	311	11%
ASMs per fuel gallon	88.6	85.2	4%	88.3	85.0	4%
Departures (000)	67.2	61.6	9%	129.8	117.4	11%
Average full-time equivalent employees (FTEs)	18,147	17,315	5%	17,966	16,825	7%
Aircraft utilization	11.5	10.1	14%	11.3	9.8	15%
Average aircraft stage length	1,384	1,363	2%	1,375	1,349	2%
Operating fleet(d)	226	233	(7) a/c	226	233	(7) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,372	2,685	(12)%	4,390	4,813	(9)%
RPMs (000,000) "traffic"	1,109	1,285	(14)%	1,994	2,360	(16)%
ASMs (000,000) "capacity"	1,309	1,559	(16)%	2,403	2,955	(19)%
Load factor	84.7%	82.4%	2.3 pts	83.0%	79.9%	3.1 pts
Yield	33.37¢	30.35¢	10%	33.30¢	27.88¢	19%
RASM	29.26¢	26.04¢	12%	28.59¢	23.21¢	23%
Departures (000)	37.2	44.1	(16)%	70.0	81.5	(14)%
Operating fleet(d)	81	104	(23) a/c	81	104	(23) a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2023 TO THREE MONTHS ENDED JUNE 30, 2022

Our consolidated net income for the three months ended June 30, 2023 was $240 million, or $1.86 per share, compared to a consolidated net income of $139 million, or $1.09 per share, for the three months ended June 30, 2022.

Excluding the impact of special items and mark-to-market fuel hedge adjustments, our adjusted net income for the second quarter of 2023 was $387 million, or $3.00 per share, compared to an adjusted net income of $280 million, or $2.19 per share, for the second quarter of 2022. The following table reconciles our adjusted net income per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2023		2022
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$240	$1.86	$139	$1.09
Mark-to-market fuel hedge adjustments	1	0.01	40	0.31
Special items - fleet transition and other	186	1.44	146	1.14
Special items - net non-operating	6	0.05	—	—
Income tax effect of reconciling items above	(46)	(0.36)	(45)	(0.35)
Non-GAAP adjusted net income per share	$387	$3.00	$280	$2.19

CASM excluding fuel and special items reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2023		2022		% Change
Consolidated:
CASM	14.57	¢	15.84	¢	(8)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.34		4.98		(33)%
Special items - fleet transition and other	1.08		0.94		15%
CASM excluding fuel and special items	10.15	¢	9.92	¢	2%

Mainline:
CASM	13.56	¢	15.06	¢	(10)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.10		5.06		(39)%
Special items - fleet transition and other	1.20		1.02		18%
CASM excluding fuel and special items	9.26	¢	8.98	¢	3%

OPERATING REVENUE

Total operating revenue increased $180 million, or 7%, during the second quarter of 2023 compared to the same period in 2022. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2023	2022	% Change
Passenger revenue	$2,598	$2,418	7%
Mileage Plan other revenue	170	175	(3)%
Cargo and other revenue	70	65	8%
Total Operating Revenue	$2,838	$2,658	7%

Passenger revenue

On a consolidated basis, Passenger revenue for the second quarter of 2023 increased by $180 million, or 7%, on a 9% increase in passenger traffic, partially offset by a slight decrease in yield. Passenger traffic growth as compared to the prior year was driven primarily on increased gauge and departures from our Mainline fleet. Although yields softened from prior year historic highs, improvements in premium class revenues and award redemption by Mileage Plan members lessened the negative impact.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue for the second quarter of 2023 decreased by $5 million, or 3%. The decrease was primarily due to a one-time $20 million favorable adjustment recorded in the second quarter of 2022 as a result of finalizing accounting conclusions for the contract with Bank of America. The decrease was partially offset by higher commissions from our bank card partners due to increased spend levels, annual membership fees, and credit card acquisitions.

Cargo and other revenue

On a consolidated basis, Cargo and other revenue for the second quarter of 2023 increased by $5 million, or 8%. The increase was driven by a combination of factors, including higher lounge revenue and increased freight volumes during the quarter.

OPERATING EXPENSES

Total operating expenses increased $30 million, or 1%, compared to the second quarter of 2022. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2023	2022	% Change
Fuel expense	$573	$776	(26)%
Non-fuel operating expenses, excluding special items	1,742	1,549	12%
Special items - fleet transition and other	186	146	27%
Total Operating Expenses	$2,501	$2,471	1%

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

Aircraft fuel expense decreased $203 million, or 26%, compared to the second quarter of 2022. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2023		2022
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$555	$2.68	$824	$4.20
(Gain)/loss on settled hedges	17	0.08	(88)	(0.44)
Consolidated economic fuel expense	$572	$2.76	$736	$3.76
Mark-to-market fuel hedge adjustments	1	—	40	0.20
GAAP fuel expense	$573	$2.76	$776	$3.96
Fuel gallons		207		196

Raw fuel expense decreased 33% in the second quarter of 2023 compared to the second quarter of 2022, due to significantly lower per gallon costs, partially offset by increased fuel consumption. Raw fuel expense per gallon decreased by 36% due to lower all-in jet fuel prices. Jet fuel prices are impacted by the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel, both of which have decreased in the second quarter of 2023 compared to the prior year. Fuel gallons consumed increased 6%, consistent with rising capacity.

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

Losses recognized for hedges that settled during the second quarter were $17 million in 2023, compared to gains of $88 million in the same period in 2022. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and other special items. Significant operating expense variances from 2022 are more fully described below.

	Three Months Ended June 30,
(in millions)	2023	2022	% Change
Wages and benefits	$754	$639	18%
Variable incentive pay	57	56	2%
Aircraft maintenance	125	104	20%
Aircraft rent	54	73	(26)%
Landing fees and other rentals	167	136	23%
Contracted services	95	82	16%
Selling expenses	81	78	4%
Depreciation and amortization	113	104	9%
Food and beverage service	60	50	20%
Third-party regional carrier expense	54	50	8%
Other	182	177	3%
Total non-fuel operating expenses, excluding special items	$1,742	$1,549	12%

Wages and benefits

Wages and benefits increased by $115 million, or 18%, in the second quarter of 2023. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2023	2022	% Change
Wages	$576	$486	19%
Pension—Defined benefit plans	8	12	(33)%
Defined contribution plans	49	39	26%
Medical and other benefits	77	66	17%
Payroll taxes	44	36	22%
Total Wages and benefits	$754	$639	18%

Wages increased $90 million, or 19%, on 3% growth in FTEs. When combined with FTE increases, higher wage rates stemming from labor agreements executed in 2022 were the primary driver for incremental year-over-year expense for wages and related taxes. Higher stock-based compensation also contributed to the increase in wages, driven by additional stock award grants within the period.

Incremental expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for many labor groups. Increased expense for medical and other benefits was driven by an increase in claims compared to the prior year and the increase in FTEs, including high value claims which were not experienced in 2022.

Aircraft maintenance

Aircraft maintenance expense increased by $21 million, or 20%, in the second quarter of 2023. The increase was primarily driven by the new B737-900ER power-by-the-hour contract in 2023, as well as increased aircraft utilization.

Aircraft rent

Aircraft rent expense decreased by $19 million, or 26%, in the second quarter of 2023. The decrease was driven by the retirement of 29 leased A320 and the reclassification of five A321neo from operating leases to finance leases. These decreases were partially offset by delivery of five leased B737-9 aircraft since the second quarter of 2022.

Landing fees and other rentals

Landing fees and other rentals increased by $31 million, or 23%, in the second quarter of 2023. The increase was driven by higher terminal rent costs resulting from both rate and volume increases. Landing fees increased due to higher rates and larger landing weights due a shift in the mix of flying from Regional to Mainline. Additionally, there was less favorability from settlements in 2023 as compared to 2022.
Contracted services

Contracted services increased by $13 million, or 16%, in the second quarter of 2023. The increase was driven by incremental passengers throughout our network, coupled with higher rates charged by vendors.

Food and beverage service

Food and beverage service increased by $10 million, or 20%, in the second quarter of 2023. The increase was driven by a combination of 5% growth in revenue passengers, additional onboard offerings, and higher costs for food, food service supplies, and transportation.

Third-party regional carrier expense

Third-party regional carrier expense, which represents expenses associated with SkyWest under the CPA with Alaska, increased by $4 million, or 8%, in the second quarter of 2023. Although total regional capacity and departures have decreased year-over-year, the increase in third-party regional carrier expense is driven by incremental SkyWest-operated departures. SkyWest departures have risen due to the annualization of six E175 aircraft operating under the CPA which were delivered in the second quarter of 2022. Higher wage rates for flight crews have also contributed to the increase.

Special items - fleet transition and other

We recorded expenses associated with fleet transition and related charges of $186 million in the second quarter of 2023. Refer to Note 2 to the consolidated financial statements for additional details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 10 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $498 million in the second quarter of 2023, compared to $375 million in the same period in 2022. The $123 million improvement was driven by a $200 million increase in Passenger revenue and a $127 million decrease in economic fuel, partially offset by a $206 million increase in non-fuel operating expenses.

Compared to the prior year, higher Mainline revenue is primarily attributable to a 11% increase in traffic, driven by continued strength in the demand environment. Lower all-in fuel prices relative to 2022, partially offset by more gallons consumed, drove the decrease in Mainline fuel expense. Non-fuel operating expenses increased, driven by higher wage rates and higher variable costs, largely consistent with the overall growth in capacity and departures.

Regional

Regional operations reported an adjusted pretax profit of $22 million in the second quarter of 2023, compared to an adjusted pretax loss of $2 million in the same period in 2022. The $24 million improvement was driven by a $38 million decrease in fuel costs and a a $10 million decrease in non-fuel operating expenses, partially offset by a $24 million decrease in Operating revenue. These decreases are primarily the result of reduced flying activity, with a 16% decrease in capacity. Lower price per gallon on decreased consumption drove the decrease in Regional fuel expense.

Horizon

Horizon reported an adjusted pretax loss of $5 million in the second quarter of 2023, compared to $2 million in the same period in 2022. The loss is driven by lower CPA revenue on decreased departures and block hours, as well as higher wage and benefit costs due to increased wage rates.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2023 TO SIX MONTHS ENDED JUNE 30, 2022

Our consolidated net income for the six months ended June 30, 2023 was $98 million, or $0.76 per share, compared to consolidated net loss of $4 million, or $0.03 per share, for the six months ended June 30, 2022.

Our adjusted net income for the six months ended June 30, 2023 was $308 million, or $2.39 per share, compared to an adjusted net income of $113 million, or $0.89 per share, for the six months ended June 30, 2022. The following table reconciles our adjusted net income and adjusted EPS to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2023		2022
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income (loss) per share	$98	$0.76	$(4)	$(0.03)
Mark-to-market fuel hedge adjustments	21	0.16	(67)	(0.53)
Special items - fleet transition and other	199	1.54	221	1.75
Special items - labor and related	51	0.40	—	—
Special items - net non-operating	6	0.05	—	—
Income tax effect of reconciling items above	(67)	(0.52)	(37)	(0.30)
Non-GAAP adjusted net income per share	$308	$2.39	$113	$0.89

CASM excluding fuel and special items reconciliation is summarized below:

	Six Months Ended June 30,
(in cents)	2023		2022		% Change
Consolidated:
CASM	14.86	¢	14.81	¢	—%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.77		3.82		(1)%
Special items - fleet transition and other	0.61		0.75		(19)%
Special items - labor and related	0.15		—		NM
CASM excluding fuel and special items	10.33	¢	10.24	¢	1%

Mainline:
CASM	13.73	¢	13.69	¢	—%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.52		3.84		(8)%
Special items - fleet transition and other	0.67		0.56		20%
Special items - labor and related	0.16		—		NM
CASM excluding fuel and special items	9.38	¢	9.29	¢	1%

OPERATING REVENUE

Total operating revenue increased $695 million, or 16%, during the first six months of 2023 compared to the same period in 2022. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2023	2022	% Change
Passenger revenue	$4,582	$3,929	17%
Mileage Plan other revenue	324	287	13%
Cargo and other revenue	128	123	4%
Total operating revenue	$5,034	$4,339	16%

Passenger revenue

On a consolidated basis, Passenger revenue for the first six months of 2023 increased by $653 million, or 17%, on a 13% increase in passenger traffic and a 3% improvement in ticket yield. Demand for air travel remained strong through the second quarter, which we were able to capture through increased departures flown by larger aircraft in our Mainline fleet. Redemptions by Mileage Plan members also provided a benefit over the prior year, with greater redemption on both Alaska and partner airlines.

We expect to see growth to Passenger revenue for the remainder of the year compared to 2022 driven by increased capacity and continued strength in flown redemptions by our Mileage Plan members.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $37 million, or 13%, in the first six months of 2023. The increase was driven by higher commissions from our bank card partners due to increased spend levels, annual membership fees, and credit card acquisitions.

We expect to see continued strength in Mileage Plan other revenue for the remainder of 2023, enabled by higher commissions from increased card spend.

Cargo and other revenue

On a consolidated basis, Cargo and other revenue for the first six months of 2023 increased by $5 million, or 4%. The increase was driven by a combination of factors, including higher lounge revenue and increased freight volumes.

We expect Cargo and other revenue to continue to increase compared to 2022 due to the factors described above as well as the addition of one 737-800 freighter to our fleet in the fourth quarter.

OPERATING EXPENSES

Total operating expenses increased $529 million, or 12%, compared to the first six months of 2022. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2023	2022	% Change
Fuel expense	$1,238	$1,123	10%
Non-fuel operating expenses, excluding special items	3,395	3,010	13%
Special items - fleet transition and other	199	221	(10)%
Special items - labor and related	51	—	NM
Total operating expenses	$4,883	$4,354	12%

Fuel expense

Aircraft fuel expense increased $115 million, or 10%, compared to the six months ended June 30, 2022. The elements of the change are illustrated in the table:

	Six Months Ended June 30,
	2023		2022
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,188	$3.00	$1,328	$3.61
(Gain)/loss on settled hedges	29	0.07	(138)	(0.38)
Consolidated economic fuel expense	$1,217	$3.07	$1,190	$3.23
Mark-to-market fuel hedge adjustments	21	0.05	(67)	(0.18)
GAAP fuel expense	$1,238	$3.12	$1,123	$3.05
Fuel gallons		396		368

Raw fuel expense decreased 11% in the first six months of 2023 compared to the first six months of 2022, due to lower per gallon costs, partially offset by increased fuel consumption. Raw fuel expense per gallon decreased by approximately 17% due to lower all-in jet fuel prices. Jet fuel prices are impacted by the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel, both of which have decreased in the first six months of 2023 compared to the prior year. Fuel gallons consumed increased 8%, consistent with rising capacity.

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

Losses recognized for hedges that settled in the first six months of 2023 were $29 million, compared to gains of $138 million in the same period in 2022. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

We expect our economic fuel cost per gallon in the third quarter to range between $2.70 to $2.80 per gallon.

Non-fuel expenses

	Six Months Ended June 30,
(in millions)	2023	2022	% Change
Wages and benefits	$1,477	$1,245	19%
Variable incentive pay	104	92	13%
Aircraft maintenance	249	239	4%
Aircraft rent	113	146	(23)%
Landing fees and other rentals	319	274	16%
Contracted services	190	160	19%
Selling expenses	147	136	8%
Depreciation and amortization	217	206	5%
Food and beverage service	114	91	25%
Third-party regional carrier expense	106	92	15%
Other	359	329	9%
Total non-fuel operating expenses, excluding special items	$3,395	$3,010	13%

Wages and benefits

Wages and benefits increased by $232 million, or 19%, in the first six months of 2023. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2023	2022	% Change
Wages	$1,134	$953	19%
Pension - Defined benefit plans service cost	15	23	(35)%
Defined contribution plans	100	77	30%
Medical and other benefits	143	122	17%
Payroll taxes	85	70	21%
Total wages and benefits	$1,477	$1,245	19%

Wages increased $181 million, or 19%, on 5% growth in FTEs. When combined with FTE increases, higher wage rates stemming from labor agreements executed in 2022 were the primary driver for incremental year-over-year expense for wages and related taxes. Higher stock-based compensation also contributed to the increase in wages, driven by additional stock award grants within the period.

Incremental expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for many labor groups. Increased expense for medical and other benefits was driven by an increase in claims compared to the prior year and incremental FTEs. Decreased defined benefit expense was driven by changes in actuarial assumptions.

We expect to see higher wages and benefits for the remainder of 2023 due to the increase in wage rates and new labor agreements. Wages and benefits could also increase further in 2023 due to agreements we may reach during the year with represented labor groups.

Variable incentive pay

Variable incentive pay expense increased $12 million, or 13%, in the first six months of 2023. The increase was driven by growth in the variable incentive pay wage base due to incremental FTEs and increased wage rates compared to 2022.

Aircraft maintenance

Aircraft maintenance expense increased by $10 million, or 4%, in the first six months of 2023. The increase was primarily driven by the new B737-900ER power-by-the-hour contract and increased aircraft utilization, partially offset by $35 million of lease return costs in the first quarter of 2022 that did not recur in 2023 as all lease return costs associated with the Company's fleet transition have been recorded to Special items - fleet transition and other since the second quarter of 2022.

We expect aircraft maintenance to increase for the remainder of 2023 as compared to 2022 due primarily to the B737-900ER power-by-the-hour contract, which will total approximately $100 million for the year, as well as increased aircraft utilization.

Aircraft rent

Aircraft rent expense decreased by $33 million, or 23%, in the first six months of 2023. The decrease was driven by the retirement of 29 leased A320 and the reclassification of five A321neo operating leases to finance leases. These decreases were partially offset by delivery of five leased B737-9 aircraft since the second quarter of 2022.

We expect aircraft rent will remain below 2022 levels for the remainder of 2023, due to the net reduction in overall leased aircraft described above as well as the purchase of currently leased A321neo aircraft.

Landing fees and other rentals

Landing fees and other rentals increased by $45 million, or 16%, in the first six months of 2023. The increase was driven by higher terminal rent costs resulting from both rate and volume increases. Landing fees increased due to higher rates and larger landing weights due a shift in the mix of flying from Regional to Mainline.

We expect landing fees and other rentals to increase for the remainder of 2023 as compared to 2022 due to increased capacity and higher rates at airports.

Contracted services

Contracted services increased by $30 million, or 19%, in the first six months of 2023. The increase was driven by incremental passengers throughout our network, coupled with higher rates charged by vendors.

We expect contracted services to increase for the remainder of 2023 as compared to 2022 as we continue to increase capacity and departures throughout our network.

Selling expenses

Selling expenses increased by $11 million, or 8%, in the first six months of 2023. The increase was driven by incremental credit card commissions and distribution costs incurred from increased bookings. Commissions and fees associated with alliances and business travel also contributed to the increase.

We expect selling expenses to increase for the remainder of 2023 as compared to 2022 due primarily to higher sales.

Food and beverage service

Food and beverage service increased by $23 million, or 25%, in the first six months of 2023. The increase was driven by a combination of 9% growth in revenue passengers, additional onboard offerings, and higher costs for food, food service supplies, and transportation.

We expect the factors described above will continue to have a similar impact on food and beverage service for the remainder of 2023 as compared to 2022.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $14 million, or 15%, in the first six months of 2023. Although total regional capacity and departures have decreased year-over-year, the increase in third-party regional carrier expense is driven by incremental SkyWest-operated departures. SkyWest departures have risen due to the annualization of ten E175 aircraft operating under the CPA which were delivered during the first six months of 2022. Higher wage rates for flight crews have also contributed to the increase.

We expect third-party regional carrier expense will continue to be higher for the remainder of 2023 as compared to 2022 due to incremental departures and block hours, as well as higher wage rates for flight crews.

Other expense

Other expense increased $30 million, or 9%, in the first six months of 2023. The increase was driven by higher professional services and software costs, as well as increases for crew hotel stays and crew per diem. Increases in crew-related costs are due to contract improvements for Alaska pilots.

We expect other expense will continue to be higher for the remainder of 2023 as compared to 2022 due to overall growth throughout our network.

Special items - fleet transition

We recorded expenses associated with fleet transition and related charges of $199 million in the first six months of 2023.

We expect to record additional special charges associated with the retirement of the A321neo aircraft. At this time, these costs are estimated to range between $100 million and $150 million for the remainder of 2023. We also anticipate recording gains upon the sale of certain Q400 aircraft. Refer to Note 2 to the consolidated financial statements for additional details.

Special items - labor and other

We recorded a nonrecurring expense of $51 million in the first quarter of 2023 due to a Letter of Agreement with Alaska pilots, represented by ALPA. The charge is a one-time adjustment of accrued benefits related to expected future cash payments of pilots' unused sick leave upon retirement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 10 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax profit of $431 million in the first six months of 2023, compared to $201 million in the same period in 2022. The $230 million improvement was driven by a $692 million increase in Mainline operating revenue, partially offset by a $402 million increase in Mainline non-fuel operating expense and a $53 million increase in Mainline fuel expense.

As compared to the prior year, higher Mainline revenue is primarily attributable to a 16% increase in traffic and a 3% increase in yield, driven by the increase in capacity and demand. Non-fuel operating expenses increased, driven by higher variable costs, largely consistent with the overall growth in capacity and departures. Additional gallons consumed and prior year gains from settled hedges drove the increase in Mainline fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $14 million in the first six months of 2023, compared to $57 million in the same period in 2022. Improved results were attributable to higher yields and decreased operating expenses on reduced traffic and departures.

Horizon

Horizon reported an adjusted pretax loss of $19 million in the first six months of 2023, compared to $12 million in the same period in 2022. The loss is driven by lower CPA revenue on decreased departures and block hours, combined with higher wage and benefit costs due to increased wage rates resulting from the annualization of new collective bargaining agreements with Horizon employees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities of $2.4 billion;

•Cash flows from operations of $832 million;

•82 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million.

During the three months ended June 30, 2023, we took free and clear delivery of eight owned Boeing 737-9 aircraft. We incurred new of debt of $134 million and made debt payments totaling $53 million. We ended the quarter with a debt-to-capitalization ratio of 48%, within our target range of 40% to 50%. We continued share repurchases, spending $39 million in the second quarter, pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2023	December 31, 2022	Change
Cash and marketable securities	$2,442	$2,417	1%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	27%	29%	(2) pts
Long-term debt, net of current portion	1,889	1,883	—%
Shareholders’ equity	$3,951	$3,816	4%

Debt-to-capitalization, adjusted for operating and finance leases
(in millions)	June 30, 2023	December 31, 2022	Change
Long-term debt, net of current portion	$1,889	$1,883	—%
Capitalized operating leases	1,425	1,621	(12)%
Capitalized finance leases(a)	316	—	NM
Adjusted debt	$3,630	$3,504	4%
Shareholders' equity	3,951	3,816	4%
Total invested capital	$7,581	$7,320	4%

Debt-to-capitalization, including operating and finance leases	48%	48%	—
(a)To best reflect our leverage at June 30, 2023, we included our capitalized finance lease balances, which are recognized within the 'Current portion of long-term debt and finance leases' line in the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items and rent
(in millions)	June 30, 2023	December 31, 2022
Current portion of long-term debt and finance leases	$572	$276
Current portion of operating lease liabilities	277	228
Long-term debt	1,889	1,883
Long-term operating lease liabilities, net of current portion	1,148	1,393
Total adjusted debt	3,886	3,780
Less: Cash and marketable securities	2,442	2,417
Adjusted net debt	$1,444	$1,363

(in millions)	Twelve Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
GAAP Operating Income(a)	$236	$70
Adjusted for:
Special items	609	580
Mark-to-market fuel hedge adjustments	164	76
Depreciation and amortization	426	415
Aircraft rent	258	291
EBITDAR	$1,693	$1,432
Adjusted net debt to EBITDAR	0.9x	1.0x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2023, net cash provided by operating activities was $832 million, compared to $1.2 billion during the same period in 2022. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state, and local taxing authorities.

The $403 million net decrease in our operating cash flows is due to a combination of factors. First, there were non-recurring federal income tax refunds of $260 million in 2022. Additionally, payments made in 2023 for our 2022 performance-based pay program were approximately $110 million higher than payments in the prior year for our 2021 program. Less significant growth in our air traffic liability and an increase in cash used for operating expenses was partially offset by an improved net income compared to the prior year.

Cash Used in Investing Activities

Cash used in investing activities was $479 million during the first six months of 2023, compared to $721 million in 2022. The change in cash used in investing was largely driven by marketable securities activity, which was $185 million of net sales during the first six months of 2023, compared to $87 million of net purchases in 2022. Cash used for capital expenditures was flat as compared to the prior year period.

Cash Used in Financing Activities

Cash used in financing activities was $165 million during the first six months of 2023, compared to $206 million in 2022. During the first six months of 2023, we utilized cash on hand to repay $149 million of outstanding long-term debt, compared to payments of $239 million during the same period in 2022. We also repurchased $57 million of our common stock during the first six months of 2023.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations:

Aircraft Commitments

As of June 30, 2023, Alaska has firm orders to purchase 94 B737 aircraft with deliveries between 2023 and 2027 and a firm commitment to lease one B737-9 aircraft with delivery in 2023. Alaska has rights for 105 additional B737-10 aircraft through 2030. Alaska also has commitments to lease two B737-800 freighters with deliveries in 2023 and 2024.

Alaska has received information from Boeing that certain B737 deliveries in 2023 are expected to be delayed into 2024. The anticipated fleet count outlined below reflects the expected impact of these delays. Alaska will continue to work with Boeing on delivery timelines that support Alaska's plans for growth.

Horizon has commitments to purchase 11 E175 aircraft with deliveries between 2023 and 2026. Horizon has options to acquire 13 E175 aircraft between 2025 and 2026. The E175 deliveries expected for the remainder of 2023 and 2024 are covered under a financing agreement executed in the second quarter. Capital expenditures for these deliveries, which are included within aircraft-related commitments in the contractual obligations table below, will be reflected as a non-cash transaction in the condensed consolidated statements of cash flows.

Options will be exercised only if we believe return on invested capital targets can be met over the long term. We intend to finance future aircraft deliveries and option exercises using cash flow from operations or long-term debt.

To best reflect our expectations of future fleet activity, we have incorporated anticipated delivery delays related to 2023 described above into the following table, which summarizes our expected fleet count by year, as of August 2, 2023:

	Actual Fleet	Anticipated Fleet Activity(a)
Aircraft	June 30, 2023	2023 Additions	2023 Removals	Dec 31, 2023	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025
B737-700 Freighters	3	—	—	3	—	3	—	3
B737-800 Freighters	—	1	—	1	1	2	—	2
B737-700	11	—	—	11	—	11	—	11
B737-800	60	—	(1)	59	—	59	—	59
B737-900	12	—	—	12	—	12	—	12
B737-900ER	79	—	—	79	—	79	—	79
B737-8	—	1	—	1	4	5	4	9
B737-9	51	17	—	68	16	84	5	89
B737-10	—	—	—	—	6	6	21	27
A321neo	10	—	(10)	—	—	—	—	—
Total Mainline Fleet	226	19	(11)	234	27	261	30	291
E175 operated by Horizon	39	2	—	41	3	44	3	47
E175 operated by third party	42	—	—	42	—	42	1	43
Total Regional Fleet	81	2	—	83	3	86	4	90
Total	307	21	(11)	317	30	347	34	381
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

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter of 2023	50%	$100	$7
Fourth Quarter of 2023	50%	$96	$7
Full Year 2023	50%	$98	$7
First Quarter of 2024	40%	$87	$6
Second Quarter of 2024	30%	$86	$6
Third Quarter of 2024	20%	$82	$6
Fourth Quarter of 2024	10%	$79	$6
Full Year 2024	25%	$85	$6

Contractual Obligations

The following table provides a summary of our obligations as of August 2, 2023 and reflects anticipated delivery delays described above. For agreements with variable terms, amounts included reflect our minimum obligations. Discussion of these obligations follow the table below.

(in millions)	Remainder of 2023	2024	2025	2026	2027	Beyond 2027	Total
Debt obligations	$135	$251	$304	$184	$544	$741	$2,159
Lease commitments(a)	518	268	196	194	188	840	2,204
Aircraft-related commitments(b)	948	1,619	1,440	689	335	598	5,629
Interest obligations(c)	65	95	89	74	69	114	506
CPA and other obligations(d)	109	224	227	218	220	739	1,737
Total	$1,775	$2,457	$2,256	$1,359	$1,356	$3,032	$12,235
(a)Lease commitments include minimum payments for aircraft operated under operating and finance leases, as well as for aircraft which have been removed from operating service, as we have remaining obligation under existing terms. It also includes minimum lease payments for facilities.
(b)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of June 30, 2023.
(d)Primarily comprised of non-lease costs associated with capacity purchase agreements.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. During the six months ended June 30, 2023, the Company incurred new debt of $134 million and repaid $149 million in existing debt. At June 30, 2023, our debt portfolio carries a weighted average interest rate of 3.8%. Interest is paid with regular debt service. Debt service obligations remaining in 2023 are expected to be approximately $200 million, inclusive of interest and principal. Refer to Note 5 to the consolidated financial statement for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with our capacity purchase agreement between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For many of our leased aircraft, we are required under the contractual terms to return the aircraft in a specified state. As a result of these contractual terms, we will incur significant costs to return these aircraft at the termination of the lease. Costs of returning leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made that the leased asset is removed from operation. If the leased aircraft is removed from the operating fleet, the estimated cost of return is accrued at the time of removal. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. Additional charges to be recorded in 2023 will reflect adjustments to estimated costs to return the A320 fleet. A total of $200 million is accrued at June 30, 2023, including costs recorded in prior year periods.We anticipate recording material cash outflows to return aircraft in 2023 in conjunction with expected lease terminations and the accelerated exit of Airbus aircraft from Alaska's fleet.

Credit Card Agreements

Alaska has agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to or below a rating specified by the agreement or our cash and marketable securities balance fell below $500 million. Under another such agreement, we could be required to maintain a reserve if our cash and marketable securities balance fell below $500 million. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

Sustainability Commitments

As part of our efforts to reach net-zero carbon emissions by 2040, we have outlined a five-part path that we expect to include operational efficiency, fleet renewal, SAF, enabling new technologies including zero emission aircraft in the future, and using credible offsetting and removal technologies to close the gaps to the target in future years. We anticipate these efforts will require cash outlays, not all of which are reflected in our contractual commitments. Finding and establishing relationships with suppliers to meet these commitments is in process. Currently, Alaska has agreements to purchase approximately 200 million gallons of neat SAF to be delivered between 2025 and 2030. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. Financial commitments that have been contractually established and have met defined minimum obligations, including those related to Alaska Star Ventures, are included within the CPA and other obligations row in the above table, as appropriate.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2023. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

GLOSSARY OF AIRLINE TERMS

Adjusted net debt - long-term debt, including current portion, plus capitalized operating and finance leases, less cash and marketable securities

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

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM, or "unit cost"; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus capitalized operating and finance leases) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company has paid the final total judgment amount of approximately $31 million in the Bernstein v. Virgin America, Inc. class action lawsuit, and expects to pay $6 million in additional settlement fees, disbursements, and costs to close the matter.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. The possible range of contractual liability is between $10 million and $160 million. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence, and applied for permission to appeal the decision. On July 31, 2023, the UK appellate court granted the Company's application for appeal. A date for the appellate court proceedings has not been set. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2022 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2023 - April 30, 2023	259,224	42.71
May 1, 2023 - May 31, 2023	399,204	43.82
June 1, 2023 - June 30, 2023	213,559	48.71
Total	871,987	$44.69	$399

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

As of June 30, 2023, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On June 5, 2023, Alaska Air Group President and CEO Ben Minicucci entered into a Rule 10b5-1 trading plan (“Plan”) having conditions that, if satisfied, could lead to his sale of up to 20,000 shares of Alaska Air Group common stock through May 20, 2024. Mr. Minicucci’s Plan will commence on September 5, 2023 and will cease upon the earlier of May 20, 2024 or the date of sale of 20,000 shares of common stock included in the Plan. The Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. Mr. Minicucci entered the Plan in accordance with the Alaska Air Group Insider Trading Policy.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance and Controller

August 2, 2023

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).