Form 10-Q
period 2023-09-30
ALASKA AIR GROUP, INC.
filed 2023-11-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant has 128,053,077 common shares, par value $0.01, outstanding at October 31, 2023.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$647	$338
Marketable securities	1,804	2,079
Total cash and marketable securities	2,451	2,417
Receivables - net	341	296
Inventories and supplies - net	122	104
Prepaid expenses	187	163
Assets held for sale	385	3
Other current assets	158	57
Total Current Assets	3,644	3,040

Property and Equipment
Aircraft and other flight equipment	10,015	9,053
Other property and equipment	1,756	1,661
Deposits for future flight equipment	538	670
	12,309	11,384
Less accumulated depreciation and amortization	4,283	4,127
Total Property and Equipment - Net	8,026	7,257

Other Assets
Operating lease assets	1,171	1,471
Goodwill and intangible assets	2,034	2,038
Other noncurrent assets	290	380
Total Other Assets	3,495	3,889

Total Assets	$15,165	$14,186

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$229	$221
Accrued wages, vacation and payroll taxes	561	619
Air traffic liability	1,359	1,180
Other accrued liabilities	806	846
Deferred revenue	1,233	1,123
Current portion of operating lease liabilities	150	228
Current portion of long-term debt and finance leases	736	276
Total Current Liabilities	5,074	4,493

Long-Term Debt, Net of Current Portion	2,128	1,883

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,113	1,393
Deferred income taxes	662	574
Deferred revenue	1,366	1,374
Obligation for pension and post-retirement medical benefits	368	348
Other liabilities	361	305
Total Noncurrent Liabilities	3,870	3,994

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2023 - 138,004,646 shares; 2022 - 136,883,042 shares, Outstanding: 2023 - 127,120,173 shares; 2022 - 127,533,916 shares	1	1
Capital in excess of par value	659	577
Treasury stock (common), at cost: 2023 - 10,884,473 shares; 2022 - 9,349,944 shares	(744)	(674)
Accumulated other comprehensive loss	(360)	(388)
Retained earnings	4,537	4,300
	4,093	3,816
Total Liabilities and Shareholders' Equity	$15,165	$14,186

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Operating Revenue
Passenger revenue	$2,618	$2,615	$7,200	$6,544
Mileage Plan other revenue	159	146	483	433
Cargo and other revenue	62	67	190	190
Total Operating Revenue	2,839	2,828	7,873	7,167

Operating Expenses
Wages and benefits	782	686	2,259	1,931
Variable incentive pay	45	48	149	140
Aircraft fuel, including hedging gains and losses	694	877	1,932	2,000
Aircraft maintenance	118	92	367	331
Aircraft rent	48	76	161	222
Landing fees and other rentals	183	161	502	435
Contracted services	100	83	290	243
Selling expenses	84	82	231	218
Depreciation and amortization	113	104	330	310
Food and beverage service	62	52	176	143
Third-party regional carrier expense	58	53	164	145
Other	185	207	544	536
Special items - fleet transition and other	156	155	355	376
Special items - labor and related	—	90	51	90
Total Operating Expenses	2,628	2,766	7,511	7,120
Operating Income	211	62	362	47

Non-operating Income (Expense)
Interest income	23	17	62	35
Interest expense	(34)	(31)	(90)	(84)
Interest capitalized	7	3	21	8
Special items - net non-operating	(8)	—	(14)	—
Other - net	(6)	14	(22)	38
Total Non-operating Income (Expense)	(18)	3	(43)	(3)
Income Before Income Tax	193	65	319	44
Income tax expense	54	25	82	8
Net Income	$139	$40	$237	$36

Basic Earnings Per Share:	$1.09	$0.32	$1.86	$0.28
Diluted Earnings Per Share:	$1.08	$0.31	$1.84	$0.28
Shares used for computation:
Basic	127.187	126.783	127.375	126.440
Diluted	129.188	128.370	129.085	128.087

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Income	$139	$40	$237	$36
Other comprehensive income (loss), net of tax
Marketable securities	2	(26)	18	(86)
Employee benefit plans	3	1	11	2
Interest rate derivative instruments	—	5	(1)	18
Total other comprehensive income (loss), net of tax	$5	$(20)	$28	$(66)

Total Comprehensive Income (Loss), Net of Tax	$144	$20	$265	$(30)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
Net loss	—	—	—	—	—	(142)	(142)
Other comprehensive income	—	—	—	—	23	—	23
Common stock repurchase	(0.414)	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.123	—	(2)	—	—	—	(2)
Balance at March 31, 2023	127.243	$1	$587	$(692)	$(365)	$4,158	$3,689
Net income	—	—	—	—	—	240	240
Other comprehensive income	—	—	—	—	—	—	—
Common stock repurchase	(0.872)	—	—	(39)	—	—	(39)
Stock-based compensation	0.017	—	26	—	—	—	26
Stock issued for employee stock purchase plan	0.924	—	34	—	—	—	34
Stock issued under stock plans	0.036	—	1	—	—	—	1
Balance at June 30, 2023	127.348	$1	$648	$(731)	$(365)	$4,398	$3,951
Net income	—	—	—	—	—	139	139
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.249)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	11	—	—	—	11
Stock issued under stock plans	0.021	—	—	—	—	—	—
Balance at September 30, 2023	127.120	$1	$659	$(744)	$(360)	$4,537	$4,093

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
Net loss	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	13	—	—	—	13
Stock issued under stock plans	0.182	—	(4)	—	—	—	(4)
Balance at March 31, 2022	126.088	$1	$503	$(674)	$(292)	$4,099	$3,637
Net income	—	—	—	—	—	139	139
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Stock-based compensation	0.017	—	9	—	—	—	9
Stock issued for employee stock purchase plan	0.643	—	30	—	—	—	30
Stock issued under stock plans	0.012	—	—	—	—	—	—
Balance at June 30, 2022	126.760	$1	$542	$(674)	$(308)	$4,238	$3,799
Net income	—	—	—	—	—	40	40
Other comprehensive loss	—	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	8	—	—	—	8
Stock issued under stock plans	0.074	—	(1)	—	—	—	(1)
Balance at September 30, 2022	126.834	$1	$549	$(674)	$(328)	$4,278	$3,826

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash Flows from Operating Activities:
Net Income	$237	$36
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	330	310
Stock-based compensation and other	73	33
Special items - fleet transition and other	344	376
Special items - labor and related	51	—
Changes in certain assets and liabilities:
Changes in deferred income taxes	90	—
Increase in accounts receivable	(45)	(59)
Increase in air traffic liability	179	304
Increase in deferred revenue	102	123
Federal income tax refund	—	260
Other - net	(258)	26
Net cash provided by operating activities	1,103	1,409
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(669)	(688)
Other flight equipment	(153)	(156)
Other property and equipment	(169)	(103)
Total property and equipment additions	(991)	(947)
Purchases of marketable securities	(519)	(1,670)
Sales and maturities of marketable securities	806	1,731
Other investing activities	(106)	(2)
Net cash used in investing activities	(810)	(888)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	313	—
Long-term debt payments	(242)	(333)
Common stock repurchases	(70)	—
Other financing activities	11	37
Net cash provided by (used in) financing activities	12	(296)
Net increase in cash and cash equivalents	305	225
Cash, cash equivalents, and restricted cash at beginning of period	369	494
Cash, cash equivalents, and restricted cash at end of the period	$674	$719

	Nine Months Ended September 30,
(in millions)	2023	2022
Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$85	$72
Income taxes, net of refunds received	14	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	120	419
Operating leases converted to finance leases	505	—
Property and equipment acquired through the issuance of debt	179	—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	647	688
Restricted cash included in Other noncurrent assets	27	31
Total cash, cash equivalents, and restricted cash at end of the period	$674	$719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results for the entire year.

NOTE 2. FLEET TRANSITION

In the first quarter of 2022, the Company announced plans to accelerate the transition of its mainline operations to an all-Boeing 737 fleet. It also announced plans to transition its regional operations to an all-Embraer fleet. The removal of all A320 and Q400 aircraft from operating service was completed in January 2023. The removal of all A321neo aircraft from operating service was completed in September 2023. At September 30, 2023, Alaska had reached agreements with multiple lessors to exit its ten A321neo operating leases and purchase the aircraft. Three aircraft purchases closed by September 30, 2023. Subsequent to quarter end, Alaska finalized an agreement to sell the ten aircraft to American Airlines. The remaining seven purchases and all sales to American Airlines are expected to occur in the fourth quarter of 2023 and first quarter of 2024. As a result of the new agreements, the operating leases associated with the seven aircraft that were not purchased by September 30, 2023 were considered modified, and upon evaluation were reclassified as finance leases.

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the total carrying value of an asset or asset group may not be recoverable. In the second quarter, the Company performed an impairment analysis for the A321neo fleet and recorded an impairment charge of $156 million.

In the third quarter, the Company determined there was additional impairment related to the A321neo fleet due to new purchase activity in the period. The Company estimated the fair market value for the A321neo aircraft using available market price information with adjustments based on quantitative and qualitative considerations. Based on this fair market value, the Company recorded an impairment charge of $123 million, reflecting the amount by which carrying value exceeded fair value of the aircraft. This charge is included within Special items - fleet transition and other in the condensed consolidated statements of operations.

Other Fleet Related Disclosure

The ten A321neo aircraft that have been removed from operating service are classified as Assets held for sale in the condensed consolidated balance sheets as of September 30, 2023. Seven of these aircraft are classified as finance leases, whose lease liabilities are reflected within Current portion of long-term debt and finance leases and total $452 million as of September 30, 2023. Interest expense associated with the finance leases of $8 million for the third quarter of 2023 was recognized within Special items - net non-operating in the condensed consolidated statements of operations.

Special charges were also recognized during the three and nine months ended September 30, 2023 for other fleet transition costs, including accelerated aircraft ownership expenses, certain aircraft maintenance work performed as a result of the fleet retirements, adjustments to estimated costs to return the A320 fleet, and penalty rent for Airbus aircraft which have not yet been returned to the lessor as of the lease expiration date.

The following table summarizes our special charges for fleet transition costs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Impairment of long-lived assets(a)	$120	$—	$271	$70
Other fleet transition costs	36	155	84	306
Special items - fleet transition and other	$156	$155	$355	$376
(a) Net of other immaterial activity recognized in the three and nine months ended September 30, 2023.

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

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger ticket revenue, net of taxes and fees	$2,226	$2,252	$6,081	$5,536
Passenger ancillary revenue	135	127	362	337
Mileage Plan passenger revenue	257	236	757	671
Total Passenger revenue	$2,618	$2,615	$7,200	$6,544

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger revenue	$257	$236	$757	$671
Mileage Plan other revenue	159	146	483	433
Total Mileage Plan revenue	$416	$382	$1,240	$1,104

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cargo revenue	$29	$37	$97	$102
Other revenue	33	30	93	88
Total Cargo and other revenue	$62	$67	$190	$190

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $33 million and $65 million from the prior year-end air traffic liability balance for the three months ended September 30, 2023 and 2022, and $621 million and $587 million from the prior year-end air traffic liability balance for the nine months ended September 30, 2023 and 2022.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $91 million of such receivables as of September 30, 2023 and $83 million as of December 31, 2022.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Nine Months Ended September 30,
	2023	2022
Total Deferred Revenue balance at January 1	$2,497	$2,358
Travel miles and companion certificate redemption - Passenger revenue	(712)	(632)
Miles redeemed on partner airlines - Other revenue	(86)	(45)
Increase in liability for mileage credits issued	900	800
Total Deferred Revenue balance at September 30	$2,599	$2,481
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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2023, total cost basis for all marketable securities was $1.9 billion, compared to a total fair value of $1.8 billion. The decline in value is primarily due to changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of September 30, 2023.

Fair values of financial instruments on the condensed consolidated balance sheets (in millions):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$508	$—	$508	$505	$—	$505
Equity mutual funds	5	—	5	5	—	5
Foreign government bonds	—	10	10	—	25	25
Asset-backed securities	—	216	216	—	261	261
Mortgage-backed securities	—	123	123	—	196	196
Corporate notes and bonds	—	889	889	—	1,025	1,025
Municipal securities	—	53	53	—	62	62
Total Marketable securities	513	1,291	1,804	510	1,569	2,079
Derivative instruments
Fuel hedge contracts - call options	—	40	40	—	44	44
Interest rate swap agreements	—	13	13	—	15	15
Total Assets	$513	$1,344	$1,857	$510	$1,628	$2,138

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model based on inputs that are readily available in active markets or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts are determined based on the difference between the fixed interest rate in the agreements and the observable interest SOFR-based forward rates at period end multiplied by the total notional value.

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

September 30, 2023	Cost Basis	Fair Value
Due in one year or less	$403	$395
Due after one year through five years	1,386	1,320
Due after five years	73	68
Due after 10 years	18	16
No maturity date	4	5
Total	$1,884	$1,804

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

Debt: To estimate the fair value of all fixed-rate debt as of September 30, 2023, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $566 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt (in millions):

	September 30, 2023	December 31, 2022
Fixed-rate debt	$1,520	$1,660

Estimated fair value	$1,372	$1,473

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. Refer to Note 2 for details regarding impairment charges recorded in the three and nine months ended September 30, 2023.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheets (in millions):

	September 30, 2023	December 31, 2022
Fixed-rate notes payable due through 2029	$85	$113
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	835	947
Variable-rate notes payable due through 2035	907	514
Less debt issuance costs	(15)	(15)
Total debt	2,412	2,159
Less current portion(a)	284	276
Long-term debt, less current portion	$2,128	$1,883

Weighted-average fixed-interest rate	3.4%	3.5%
Weighted-average variable-interest rate	6.8%	5.8%
(a) Excludes finance lease liabilities recognized within Current portion of long-term debt and finance leases in the condensed consolidated balance sheets as of September 30, 2023.

Approximately $216 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2023, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.3%.

During the nine months ended September 30, 2023, the Company incurred debt of $495 million from multiple lenders and sources. New debt includes proceeds of $316 million which is secured by aircraft. Additionally, $179 million was incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the condensed consolidated statements of cash flows. Also during the nine months ended September 30, 2023, the Company made scheduled debt payments of $240 million and prepayments of $2 million.

Debt Maturity

At September 30, 2023, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2023	$45
2024	286
2025	343
2026	292
2027	597
Thereafter	864
Total Principal Payments	$2,427

Bank Lines of Credit

Alaska has three credit facilities totaling $626 million as of September 30, 2023. One of the credit facilities for $150 million expires in March 2025 and is secured by certain accounts receivable, spare engines, spare parts, and ground service equipment. A second credit facility, which is secured by aircraft, was amended by the Company in the third quarter to increase its size to $400 million and extend its term to June 2026. Both facilities have variable interest rates based on SOFR plus a specified margin. A third credit facility for $76 million expires in June 2024 and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at September 30, 2023.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$8	$12	$22	$34
Pension expense included in Wages and benefits	8	12	22	34

Interest cost	27	17	81	49
Expected return on assets	(28)	(32)	(85)	(96)
Amortization of prior service cost (credit)	—	(1)	—	(1)
Recognized actuarial loss	5	2	17	6
Pension expense included in Non-operating Income (Expense)	$4	$(14)	$13	$(42)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of September 30, 2023 (in millions):

	Aircraft-Related Commitments(a)	Capacity Purchase Agreements and Other Obligations (b)
Remainder of 2023	$460	$56
2024	1,754	224
2025	1,438	227
2026	688	219
2027	334	220
Thereafter	591	739
Total	$5,265	$1,685
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b)Primarily comprised of non-lease costs associated with capacity purchase agreements, as well as other various sponsorship agreements and investment commitments.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircraft and engines. Details for contractual aircraft commitments as of September 30, 2023 are outlined below.

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2023-2027	2025-2030	2023-2030
B737	89	105	194
E175	9	13	22
Total	98	118	216

The B737 fleet commitments outlined above represent the contractual commitments as defined in Alaska's existing order with Boeing as of September 30, 2023. Boeing has communicated to Alaska that certain B737 deliveries contracted in 2023 are expected to be delayed into 2024.

Alaska has contractual agreements as of September 30, 2023 to purchase seven of its leased A321neo aircraft. These transactions are expected to occur in the fourth quarter of 2023 and first quarter of 2024. The obligations for these aircraft, including both the remaining lease payments and subsequent purchase, are reflected within Current portion of long-term debt and finance leases in the condensed consolidated balance sheets as of September 30, 2023 and are not reflected in the tables above. Refer to Note 2 to the condensed consolidated financial statements for additional details.

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

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. The possible range of contractual liability is between $10 million and $160 million. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company has appealed the decision and believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. In March 2020, the Company suspended the share repurchase program as required by the CARES Act. These restrictions ended on October 1, 2022. The Company restarted the share repurchase program in February 2023 pursuant to the existing repurchase program. As of September 30, 2023, the Company has repurchased 9.1 million shares for $613 million under this program. No shares were repurchased in 2022.
Share purchase activity (in millions, except share amounts):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	248,988	$13	1,534,529	$70
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
As of September 30, 2023, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.
Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, restricted stock units, and warrants, using the treasury-stock method. Anti-dilutive common stock equivalents excluded from the calculation of diluted earnings per share were 1.2 million and 1.9 million for the three and nine months ended September 30, 2023, and 1.4 million and 1.7 million for the three and nine months ended September 30, 2022.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss, net of tax (in millions), is shown below for the three and nine months ended September 30, 2023 and 2022:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at June 30, 2023, net of tax effect of $116	$(64)	$(311)	$10	$(365)
Reclassifications into earnings, net of tax impact of $(1)	2	3	—	5
Change in value, net of tax impact of $0	—	—	—	—
Balance at September 30, 2023, net of tax effect of $115	$(62)	$(308)	$10	$(360)

Balance at December 31, 2022, net of tax effect of $122	$(80)	$(319)	$11	$(388)
Reclassifications into earnings, net of tax effect of $(5)	9	11	—	20
Change in value, net of tax effect of $(2)	9	—	(1)	8
Balance at September 30, 2023, net of tax effect of $115	$(62)	$(308)	$10	$(360)

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Total
Balance at June 30, 2022, net of tax effect of $98	$(64)	$(251)	$7	$(308)
Reclassifications into earnings, net of tax impact of $0	2	1	—	3
Change in value, net of tax impact of $6	(28)	—	5	(23)
Balance at September 30, 2022, net of tax effect of $104	$(90)	$(250)	$12	$(328)

Balance at December 31, 2021, net of tax effect of $83	(4)	(252)	(6)	(262)
Reclassifications into earnings, net of tax effect of $1	6	2	—	8
Change in value, net of tax effect of $20	(92)	—	18	(74)
Balance at September 30, 2022, net of tax effect of $104	$(90)	$(250)	$12	$(328)

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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,225	$393	$—	$—	$2,618	$—	$2,618
CPA revenue	—	—	104	(104)	—	—	—
Mileage Plan other revenue	146	13	—	—	159	—	159
Cargo and other revenue	60	—	—	2	62	—	62
Total Operating Revenue	2,431	406	104	(102)	2,839	—	2,839
Operating Expenses
Operating expenses, excluding fuel	1,484	297	89	(92)	1,778	156	1,934
Fuel expense	621	108	—	—	729	(35)	694
Total Operating Expenses	2,105	405	89	(92)	2,507	121	2,628
Non-operating Income (Expense)	—	—	(11)	1	(10)	(8)	(18)
Income (Loss) Before Income Tax	$326	$1	$4	$(9)	$322	$(129)	$193
Pretax Margin					11.4%		6.8%

	Three Months Ended September 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,217	$398	$—	$—	$2,615	$—	$2,615
CPA revenue	—	—	93	(93)	—	—	—
Mileage Plan other revenue	133	13	—	—	146	—	146
Cargo and other revenue	65	—	—	2	67	—	67
Total Operating Revenue	2,415	411	93	(91)	2,828	—	2,828
Operating Expenses
Operating expenses, excluding fuel	1,352	292	94	(94)	1,644	245	1,889
Fuel expense	625	121	—	—	746	131	877
Total Operating Expenses	1,977	413	94	(94)	2,390	376	2,766
Non-operating Income (Expense)	8	—	(5)	—	3	—	3
Income (Loss) Before Income Tax	$446	$(2)	$(6)	$3	$441	$(376)	$65
Pretax Margin					15.6%		2.3%

	Nine Months Ended September 30, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$6,143	$1,057	$—	$—	$7,200	$—	$7,200
CPA revenue	—	—	274	(274)	—	—	—
Mileage Plan other revenue	447	36	—	—	483	—	483
Cargo and other revenue	184	—	—	6	190	—	190
Total Operating Revenue	6,774	1,093	274	(268)	7,873	—	7,873
Operating Expenses
Operating expenses, excluding fuel	4,342	832	260	(261)	5,173	406	5,579
Fuel expense	1,672	274	—	—	1,946	(14)	1,932
Total Operating Expenses	6,014	1,106	260	(261)	7,119	392	7,511
Non-operating Income (Expense)	(3)	—	(29)	3	(29)	(14)	(43)
Income (Loss) Before Income Tax	$757	$(13)	$(15)	$(4)	$725	$(406)	$319
Pretax Margin					9.2%		4.1%

	Nine Months Ended September 30, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$5,488	$1,056	$—	$—	$6,544	$—	$6,544
CPA revenue	—	—	288	(288)	—	—	—
Mileage Plan other revenue	392	41	—	—	433	—	433
Cargo and other revenue	186	—	—	4	190	—	190
Total Operating Revenue	6,066	1,097	288	(284)	7,167	—	7,167
Operating Expenses
Operating expenses, excluding fuel	3,808	843	291	(288)	4,654	466	5,120
Fuel expense	1,623	313	—	—	1,936	64	2,000
Total Operating Expenses	5,431	1,156	291	(288)	6,590	530	7,120
Non-operating Income (Expense)	12	—	(15)	—	(3)	—	(3)
Income (Loss) Before Income Tax	$647	$(59)	$(18)	$4	$574	$(530)	$44
Pretax Margin					8.0%		0.6%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c)Includes special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	September 30, 2023	December 31, 2022
Mainline	$20,468	$19,733
Horizon	1,320	1,157
Consolidating & Other	(6,623)	(6,704)
Consolidated	$15,165	$14,186

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. This overview summarizes the MD&A, which includes the following sections:

•Third Quarter Review—highlights from the third quarter of 2023 outlining some of the major events that occurred during the period.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2023. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2023.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Third Quarter Results

We recorded consolidated pretax income for the third quarter of 2023 under GAAP of $193 million, compared to consolidated pretax income of $65 million in the third quarter of 2022. Increased pretax income is primarily the result of a $183 million decrease in aircraft fuel costs, and an $81 million decrease in special operating and non-operating charges. These decreases were partially offset by a $134 million increase in other operating expense categories.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2022, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of this Item 2.

Operational Milestones

In the third quarter, our airlines leveraged our foundational strength of operational excellence, leading the industry in completion rate and finishing with an on-time performance higher than 80%. Additionally, Alaska completed its transition back to a single-fleet operator following the retirement of its A321neo aircraft in September. Subsequent to quarter end, Alaska reached an agreement with American Airlines to sell all ten A321neos, with sales expected to be completed by the first quarter of 2024.

Labor Update

Under the terms of the existing collective bargaining agreement with the Air Line Pilots Association (ALPA), Alaska's pilots' wages underwent a market review in the third quarter. Following this review, Alaska executed a Letter of Agreement with ALPA for a one-time market rate adjustment to increase pay rates effective September 1, 2023.

Alaska is actively negotiating for new contracts with its mainline flight attendants represented by the Association of Flight Attendants, whose contract became amendable in December 2022, and its mainline mechanics represented by the Aircraft Mechanics Fraternal Association, whose contract became amendable in October 2023. Horizon is actively negotiating for a new contract with its pilots, represented by the International Brotherhood of Teamsters, whose contract becomes amendable in December 2024.

Outlook

For the fourth quarter of 2023, we anticipate our cost discipline and operational excellence will continue to benefit unit costs, with CASMex expected to be down 3% to 5% on capacity up 11% to 14% as compared to the prior year. Although we have seen some slowing in the demand environment, we expect our diversified product offerings and Mileage Plan revenue streams will lift total revenue up 1% to 4% over 2022. For the full year, headwinds from fuel prices which were not previously contemplated, coupled with decreased revenue expectations, have led us to reduce our expected full year adjusted pretax margin to 7% to 8%.

We continue to remain focused on setting intentional targets and taking the appropriate steps to deliver on those targets. Changes to the operating environment and industry trends could lead to adjustments to the guidance provided as management aligns our business to be appropriately responsive. As we leverage our network and diversified revenue offerings for growth, our people are focused on keeping costs low and running a strong operation. These are competitive advantages we have cultivated over many years that will continue to serve us in the remainder of 2023 and beyond.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	12,210	11,437	7%	33,654	31,137	8%
RPMs (000,000) "traffic"	15,718	14,143	11%	43,208	38,475	12%
ASMs (000,000) "capacity"	18,582	16,349	14%	51,447	45,743	12%
Load factor	84.6%	86.5%	(1.9) pts	84.0%	84.1%	(0.1) pts
Yield	16.66¢	18.48¢	(10)%	16.66¢	17.01¢	(2)%
RASM	15.28¢	17.30¢	(12)%	15.30¢	15.67¢	(2)%
CASMex(b)	9.57¢	10.05¢	(5)%	10.05¢	10.17¢	(1)%
Economic fuel cost per gallon(b)	$3.26	$3.66	(11)%	$3.14	$3.38	(7)%
Fuel gallons (000,000)	224	204	10%	620	573	8%
ASMs per fuel gallon	83.0	80.1	4%	83.0	79.8	4%
Departures (000)	111.8	110.4	1%	311.6	309.3	1%
Average full-time equivalent employees (FTEs)	23,879	22,878	4%	23,386	22,354	5%
Mainline Operating Statistics:
Revenue passengers (000)	9,681	8,671	12%	26,735	23,557	13%
RPMs (000,000) "traffic"	14,471	12,846	13%	39,967	34,818	15%
ASMs (000,000) "capacity"	17,123	14,782	16%	47,584	41,221	15%
Load factor	84.5%	86.9%	(2.4) pts	84.0%	84.5%	(0.5) pts
Yield	15.37¢	17.26¢	(11)%	15.37¢	15.76¢	(2)%
RASM	14.20¢	16.34¢	(13)%	14.24¢	14.72¢	(3)%
CASMex(b)	8.67¢	9.15¢	(5)%	9.12¢	9.24¢	(1)%
Economic fuel cost per gallon(b)	$3.22	$3.61	(11)%	$3.11	$3.35	(7)%
Fuel gallons (000,000)	193	173	12%	538	484	11%
ASMs per fuel gallon	88.7	85.4	4%	88.4	85.2	4%
Departures (000)	72.3	65.3	11%	202.1	182.7	11%
Average full-time equivalent employees (FTEs)	18,619	17,453	7%	18,184	17,035	7%
Aircraft utilization	11.9	10.5	13%	11.5	10.4	11%
Average aircraft stage length	1,386	1,347	3%	1,379	1,348	2%
Operating fleet(d)	220	232	(12) a/c	220	232	(12) a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,529	2,767	(9)%	6,919	7,579	(9)%
RPMs (000,000) "traffic"	1,247	1,297	(4)%	3,241	3,657	(11)%
ASMs (000,000) "capacity"	1,459	1,567	(7)%	3,862	4,522	(15)%
Load factor	85.5%	82.8%	2.7 pts	83.9%	80.9%	3.0 pts
Yield	31.57¢	30.69¢	3%	32.61¢	28.88¢	13%
RASM	27.85¢	26.23¢	6%	28.30¢	24.26¢	17%
Departures (000)	39.5	45.2	(13)%	109.5	126.6	(14)%
Operating fleet(d)	83	94	(11) a/c	83	94	(11) a/c
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Data presented includes information related to flights operated by Horizon and third-party carriers.
(d)Excludes all aircraft removed from operating service.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2023 TO THREE MONTHS ENDED SEPTEMBER 30, 2022

Our consolidated net income for the three months ended September 30, 2023 was $139 million, or $1.08 per share, compared to a consolidated net income of $40 million, or $0.31 per share, for the three months ended September 30, 2022.

Excluding the impact of special items and mark-to-market fuel hedge adjustments, our adjusted net income for the third quarter of 2023 was $237 million, or $1.83 per share, compared to an adjusted net income of $325 million, or $2.53 per share, for the third quarter of 2022. The following table reconciles our adjusted net income per share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2023		2022
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$139	$1.08	$40	$0.31
Mark-to-market fuel hedge adjustments	(35)	(0.27)	131	1.02
Special items - fleet transition and other	156	1.20	155	1.21
Special items - labor and related	—	—	90	0.70
Special items - net non-operating	8	0.06	—	—
Income tax effect of reconciling items above	(31)	(0.24)	(91)	(0.71)
Non-GAAP adjusted net income per share	$237	$1.83	$325	$2.53

CASM excluding fuel and special items reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2023		2022		% Change
Consolidated:
CASM	14.14	¢	16.91	¢	(16)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.73		5.36		(30)%
Special items - fleet transition and other	0.84		0.95		(12)%
Special items - labor and related	—		0.55		(100)%
CASM excluding fuel and special items	9.57	¢	10.05	¢	(5)%

Mainline:
CASM	13.01	¢	16.20	¢	(20)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.42		5.52		(38)%
Special items - fleet transition and other	0.92		0.92		—%
Special items - labor and related	—		0.61		(100)%
CASM excluding fuel and special items	8.67	¢	9.15	¢	(5)%

OPERATING REVENUE

Total operating revenue was approximately flat in the third quarter of 2023 compared to the same period in 2022. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2023	2022	% Change
Passenger revenue	$2,618	$2,615	—%
Mileage Plan other revenue	159	146	9%
Cargo and other revenue	62	67	(7)%
Total Operating Revenue	$2,839	$2,828	—%

Passenger revenue

On a consolidated basis, Passenger revenue for the third quarter of 2023 was approximately flat compared to the same period in 2022. While passenger traffic rose 11% due to increased departures flown by larger aircraft in our Mainline fleet, softening of the demand environment led to a 10% decrease in yield following record highs in the prior year. Additionally, cancellations for travel to Maui following wildfires in August resulted in approximately $20 million in decreased passenger revenue for the third quarter compared to the prior year.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue for the third quarter of 2023 increased by $13 million, or 9%. The increase was driven by higher commissions from our bank card partners due to increased spend levels and annual membership fees.

OPERATING EXPENSES

Total operating expenses decreased $138 million, or 5%, compared to the third quarter of 2022. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2023	2022	% Change
Fuel expense	$694	$877	(21)%
Non-fuel operating expenses, excluding special items	1,778	1,644	8%
Special items - fleet transition and other	156	155	1%
Special items - labor and related	—	90	(100)%
Total Operating Expenses	$2,628	$2,766	(5)%

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

Aircraft fuel expense decreased $183 million, or 21%, compared to the third quarter of 2022. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2023		2022
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$711	$3.18	$775	$3.80
(Gain)/loss on settled hedges	18	0.08	(29)	(0.14)
Consolidated economic fuel expense	$729	$3.26	$746	$3.66
Mark-to-market fuel hedge adjustments	(35)	(0.16)	131	0.64
GAAP fuel expense	$694	$3.10	$877	$4.30
Fuel gallons		224		204

Raw fuel expense decreased 8% in the third quarter of 2023 compared to the third quarter of 2022, due to lower per gallon costs, partially offset by increased fuel consumption. Raw fuel expense per gallon decreased by 16% due to lower all-in jet fuel prices. Jet fuel prices are impacted by the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel, both of which have decreased in the third quarter of 2023 compared to the prior year. Fuel gallons consumed increased 10%, driven by increased capacity.

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

Losses recognized for hedges that settled during the third quarter were $18 million in 2023, compared to gains of $29 million in the same period in 2022. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and other special items. Significant operating expense variances from 2022 are more fully described below.

	Three Months Ended September 30,
(in millions)	2023	2022	% Change
Wages and benefits	$782	$686	14%
Variable incentive pay	45	48	(6)%
Aircraft maintenance	118	92	28%
Aircraft rent	48	76	(37)%
Landing fees and other rentals	183	161	14%
Contracted services	100	83	20%
Selling expenses	84	82	2%
Depreciation and amortization	113	104	9%
Food and beverage service	62	52	19%
Third-party regional carrier expense	58	53	9%
Other	185	207	(11)%
Total non-fuel operating expenses, excluding special items	$1,778	$1,644	8%

Wages and benefits

Wages and benefits increased by $96 million, or 14%, in the third quarter of 2023. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2023	2022	% Change
Wages	$602	$514	17%
Pension - Defined benefit plans	7	11	(36)%
Defined contribution plans	51	39	31%
Medical and other benefits	85	85	—%
Payroll taxes	37	37	—%
Total Wages and benefits	$782	$686	14%

Wages increased $88 million, or 17%, on 4% growth in FTEs. When combined with FTE increases, higher wage rates stemming from market adjustments and annual step increases were the primary driver for incremental year-over-year expense for wages.

Incremental expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for several labor groups. Decreased defined benefit expense was driven by changes in actuarial assumptions.

Aircraft maintenance

Aircraft maintenance expense increased by $26 million, or 28%, in the third quarter of 2023. The increase was primarily driven by the new B737-900ER power-by-the-hour contract in 2023, as well as increased aircraft utilization.

Aircraft rent

Aircraft rent expense decreased by $28 million, or 37%, in the third quarter of 2023. The decrease was primarily driven by the retirement of 23 leased A320 aircraft. The A321neo fleet retirement also contributed to the decrease, as seven aircraft were reclassified from operating leases to finance leases and three aircraft were purchased during 2023. These decreases were partially offset by delivery of four leased B737-9 aircraft since the third quarter of 2022.

Landing fees and other rentals

Landing fees and other rentals increased by $22 million, or 14%, in the third quarter of 2023. The increase was driven primarily by higher terminal rent costs resulting from both rate and volume increases at many of our facilities. Landing fees also increased due to higher rates and larger landing weights due to a shift in the mix of flying from Regional to Mainline and upgauging our fleet.
Contracted services

Contracted services increased by $17 million, or 20%, in the third quarter of 2023. The increase was driven primarily by higher rates charged by vendors for services as well as an increase in passengers.

Food and beverage service

Food and beverage service increased by $10 million, or 19%, in the third quarter of 2023. The increase was driven by a combination of 7% growth in revenue passengers and higher costs for food, food service supplies, and transportation.

Other expense

Other expense decreased by $22 million, or 11%, in the third quarter of 2023. The decrease was primarily driven by one-time employee recognition costs of $28 million recorded in the third quarter of 2022, partially offset by increases to miscellaneous variable costs in 2023 consistent with increased capacity.

Special items - fleet transition and other

We recorded expenses associated with the Company's fleet transition of $156 million in the third quarter of 2023. Refer to Note 2 to the consolidated financial statements for additional details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 10 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Mainline

Mainline operations reported an adjusted pretax profit of $326 million in the third quarter of 2023, compared to a profit of $446 million in the same period in 2022. The $120 million decrease was driven primarily by a $132 million increase in non-fuel operating expenses. Compared to the prior year, non-fuel operating expenses increased primarily due to higher wage rates across various labor groups. Higher variable costs, largely consistent with the overall growth in capacity and departures, also contributed to the increase.

Regional

Regional operations reported adjusted pretax profit of $1 million in the third quarter of 2023, compared to a loss of $2 million in the same period in 2022. The $3 million improvement was driven by decreased fuel expense on less capacity and a lower price per gallon, partially offset by decreased revenue on less capacity and higher wage rates.

Horizon

Horizon reported an adjusted pretax profit of $4 million in the third quarter of 2023, compared to a loss of $6 million in the same period in 2022. The $10 million improvement was driven by updates to internal rates under Horizon's CPA with Alaska and cost savings following Horizon’s transition to a single fleet. These improvements were partially offset by higher interest expense associated with debt financing of new E175 deliveries in 2023.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2023 TO NINE MONTHS ENDED SEPTEMBER 30, 2022

Our consolidated net income for the nine months ended September 30, 2023 was $237 million, or $1.84 per share, compared to consolidated net income of $36 million, or $0.28 per share, for the nine months ended September 30, 2022.

Our adjusted net income for the nine months ended September 30, 2023 was $545 million, or $4.22 per share, compared to adjusted net income of $438 million, or $3.42 per share, for the nine months ended September 30, 2022. The following table reconciles our adjusted net income and adjusted EPS to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2023		2022
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$237	$1.84	$36	$0.28
Mark-to-market fuel hedge adjustments	(14)	(0.11)	64	0.50
Special items - fleet transition and other	355	2.75	376	2.94
Special items - labor and related	51	0.39	90	0.70
Special items - net non-operating	14	0.11	—	—
Income tax effect of reconciling items above	(98)	(0.76)	(128)	(1.00)
Non-GAAP adjusted net income per share	$545	$4.22	$438	$3.42

CASM excluding fuel and special items reconciliation is summarized below:

	Nine Months Ended September 30,
(in cents)	2023		2022		% Change
Consolidated:
CASM	14.60	¢	15.56	¢	(6)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.76		4.37		(14)%
Special items - fleet transition and other	0.69		0.82		(16)%
Special items - labor and related	0.10		0.20		(50)%
CASM excluding fuel and special items	10.05	¢	10.17	¢	(1)%

Mainline:
CASM	13.47	¢	14.59	¢	(8)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.49		4.44		(21)%
Special items - fleet transition and other	0.75		0.69		9%
Special items - labor and related	0.11		0.22		(50)%
CASM excluding fuel and special items	9.12	¢	9.24	¢	(1)%

OPERATING REVENUE

Total operating revenue increased $706 million, or 10%, during the first nine months of 2023 compared to the same period in 2022. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2023	2022	% Change
Passenger revenue	$7,200	$6,544	10%
Mileage Plan other revenue	483	433	12%
Cargo and other revenue	190	190	—%
Total Operating Revenue	$7,873	$7,167	10%

Passenger revenue

On a consolidated basis, Passenger revenue for the first nine months of 2023 increased by $656 million, or 10%, on a 12% increase in passenger traffic, partially offset by a 2% decrease in yield. The increase was primarily driven by increased departures flown by larger aircraft in our Mainline fleet. Redemptions by Mileage Plan members also provided a benefit over the prior year, with greater redemption on both Alaska and partner airlines.

We expect to see fourth quarter Passenger revenue consistent with the prior year due to increases in passenger traffic being offset by decreased yields.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $50 million, or 12%, in the first nine months of 2023. The increase was driven by higher commissions from our bank card partners due to increased spend levels, annual membership fees, and credit card acquisitions.

We expect to see continued strength in Mileage Plan other revenue for the remainder of 2023, enabled by higher commissions from increased card spend.

OPERATING EXPENSES

Total operating expenses increased $391 million, or 5%, compared to the first nine months of 2022. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2023	2022	% Change
Fuel expense	$1,932	$2,000	(3)%
Non-fuel operating expenses, excluding special items	5,173	4,654	11%
Special items - fleet transition and other	355	376	(6)%
Special items - labor and related	51	90	(43)%
Total Operating Expenses	$7,511	$7,120	5%

Fuel expense

Aircraft fuel expense decreased $68 million, or 3%, compared to the nine months ended September 30, 2022. The elements of the change are illustrated in the table:

	Nine Months Ended September 30,
	2023		2022
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,899	$3.06	$2,103	$3.67
(Gain)/loss on settled hedges	47	0.08	(167)	(0.29)
Consolidated economic fuel expense	$1,946	$3.14	$1,936	$3.38
Mark-to-market fuel hedge adjustments	(14)	(0.02)	64	0.11
GAAP fuel expense	$1,932	$3.12	$2,000	$3.49
Fuel gallons		620		573

Raw fuel expense decreased 10% in the first nine months of 2023 compared to the first nine months of 2022, due to lower per gallon costs, partially offset by increased fuel consumption. Raw fuel expense per gallon decreased by approximately 17% due to lower all-in jet fuel prices. Jet fuel prices are impacted by the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel, both of which have decreased in the first nine months of 2023 compared to the prior year. Fuel gallons consumed increased 8%, driven by increased capacity.

Economic fuel expense includes losses recognized for hedges that settled in the first nine months of 2023 of $47 million, compared to gains of $167 million in the same period in 2022. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

We expect our economic fuel cost per gallon in the fourth quarter to range between $3.30 to $3.40 per gallon.

Non-fuel expenses

	Nine Months Ended September 30,
(in millions)	2023	2022	% Change
Wages and benefits	$2,259	$1,931	17%
Variable incentive pay	149	140	6%
Aircraft maintenance	367	331	11%
Aircraft rent	161	222	(27)%
Landing fees and other rentals	502	435	15%
Contracted services	290	243	19%
Selling expenses	231	218	6%
Depreciation and amortization	330	310	6%
Food and beverage service	176	143	23%
Third-party regional carrier expense	164	145	13%
Other	544	536	1%
Total non-fuel operating expenses, excluding special items	$5,173	$4,654	11%

Wages and benefits

Wages and benefits increased by $328 million, or 17%, in the first nine months of 2023. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2023	2022	% Change
Wages	$1,736	$1,467	18%
Pension - Defined benefit plans	22	34	(35)%
Defined contribution plans	151	116	30%
Medical and other benefits	228	207	10%
Payroll taxes	122	107	14%
Total Wages and benefits	$2,259	$1,931	17%

Wages increased $269 million, or 18%, on 5% growth in FTEs. When combined with FTE increases, higher wage rates stemming from market adjustments and annual step increases were the primary driver for incremental year-over-year expense for wages and related taxes. Higher stock-based compensation also contributed to the increase in wages, driven by additional stock award grants within the period.

Incremental expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for several labor groups. Increased expense for medical and other benefits was primarily driven by an increase in claims compared to the prior year and incremental FTEs. Decreased defined benefit expense was driven by changes in actuarial assumptions.

We expect to see higher wages and benefits for the remainder of 2023 due to the increase in wage rates. Wages and benefits could also increase further in 2023 due to agreements we may reach in the fourth quarter with represented labor groups.

Aircraft maintenance

Aircraft maintenance expense increased by $36 million, or 11%, in the first nine months of 2023. The increase was primarily driven by the new B737-900ER power-by-the-hour contract and increased aircraft utilization, partially offset by $35 million of lease return costs in the first quarter of 2022 that did not recur in 2023 as all lease return costs associated with the Company's fleet transition have been recorded to Special items - fleet transition and other since the announcement of our fleet transition plan in the second quarter of 2022.

We expect aircraft maintenance to increase for the remainder of 2023 as compared to 2022 due primarily to the B737-900ER power-by-the-hour contract, which will total approximately $100 million for the year. Higher aircraft utilization will also contribute to an increase in aircraft maintenance.

Aircraft rent

Aircraft rent expense decreased by $61 million, or 27%, in the first nine months of 2023. The decrease was driven by the retirement of 23 leased A320 aircraft. The A321neo fleet retirement also contributed to the decrease, as seven aircraft were reclassified from operating leases to finance leases and three aircraft were purchased during 2023. These decreases were partially offset by delivery of four leased B737-9 aircraft since the third quarter of 2022.

We expect aircraft rent will remain below 2022 levels for the remainder of 2023, due to the net reduction in overall leased aircraft described above.

Landing fees and other rentals

Landing fees and other rentals increased by $67 million, or 15%, in the first nine months of 2023. The increase was driven primarily by higher terminal rent costs resulting from both rate and volume increases at many of our facilities. Landing fees also increased due to higher rates and larger landing weights due a shift in the mix of flying from Regional to Mainline and upgauging our fleet.

We expect landing fees and other rentals to increase for the remainder of 2023 as compared to 2022 due to increased capacity and higher rates at airports.

Contracted services

Contracted services increased by $47 million, or 19%, in the first nine months of 2023. The increase was primarily driven by higher rates charged by vendors for services as well as an increase in passengers.

We expect contracted services to increase for the remainder of 2023 as compared to 2022 due to the reasons described above.

Food and beverage service

Food and beverage service increased by $33 million, or 23%, in the first nine months of 2023. The increase was driven by a combination of 8% growth in revenue passengers and higher costs for food, food service supplies, and transportation.

We expect the factors described above will continue to have a similar impact on food and beverage service for the remainder of 2023 as compared to 2022.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $19 million, or 13%, in the first nine months of 2023. The increase in third-party regional carrier expense is driven by incremental SkyWest-operated departures. SkyWest departures have risen due to the annualization of ten E175 aircraft operating under the CPA which were delivered during the first half of 2022. Higher wage rates for flight crews have also contributed to the increase.

We expect third-party regional carrier expense will continue to be higher for the remainder of 2023 as compared to 2022 due to incremental departures and block hours, as well as higher wage rates for flight crews.

Other expense

Other expense increased $8 million, or 1%, in the first nine months of 2023. Costs increased as a result of crew-related expenses due to contract improvements for Alaska pilots, coupled with additional professional services and software expenses. These increases were partially offset by one-time employee recognition costs of $28 million recorded in the third quarter of 2022.

We expect other expense will continue to be higher for the remainder of 2023 as compared to 2022 due to overall growth throughout our network.

Special items - fleet transition

We recorded expenses associated with the Company's fleet transition of $355 million in the first nine months of 2023. Refer to Note 2 to the consolidated financial statements for additional details.

Special items - labor and other

We recorded a nonrecurring expense of $51 million in the first quarter of 2023 due to a Letter of Agreement with Alaska pilots, represented by ALPA. The charge is a one-time adjustment of accrued benefits related to expected future cash payments of pilots' unused sick leave upon retirement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 10 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Mainline

Mainline operations reported an adjusted pretax profit of $757 million in the first nine months of 2023, compared to a profit of $647 million in the same period in 2022. The $110 million improvement was driven by a $708 million increase in operating revenue, partially offset by a $534 million increase in non-fuel operating expense and a $49 million increase in fuel expense.

As compared to the prior year, higher revenue is primarily attributable to a 15% increase in traffic driven by the increase in capacity. Non-fuel operating expenses increased, driven by higher wage rates and higher variable costs, largely consistent with the overall growth in capacity and departures. Additional gallons consumed and prior year gains from settled hedges drove the increase in fuel expense.

Regional

Regional operations reported an adjusted pretax loss of $13 million in the first nine months of 2023, compared to a loss of $59 million in the same period in 2022. The $46 million improvement was primarily driven by decreased fuel expense due to a lower price per gallon and fewer gallons consumed.

Horizon

Horizon reported an adjusted pretax loss of $15 million in the first nine months of 2023, compared to a loss of $18 million in the same period in 2022. The $3 million improvement was driven by decreased operating expenses consistent with less flying and other cost savings following Horizon’s transition to a single fleet, as well as updates to internal rates under Horizon’s CPA with Alaska. These improvements were partially offset by lower overall CPA revenue consistent with less flying, as well as higher interest expense associated with debt financing of new E175 deliveries in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities of $2.5 billion;

•Cash flows from operations of $1.1 billion;

•62 unencumbered aircraft that could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $550 million.

During the three months ended September 30, 2023, we took free and clear delivery of five owned Boeing 737-9 aircraft. We incurred new of debt of $361 million and made debt payments totaling $93 million. We ended the quarter with a debt-to-capitalization ratio of 48%, within our target range of 40% to 50%. We continued share repurchases, spending $13 million in the third quarter, pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2023	December 31, 2022	Change
Cash and marketable securities	$2,451	$2,417	1%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	29%	29%	—
Long-term debt, net of current portion	2,128	1,883	13%
Shareholders’ equity	$4,093	$3,816	7%

Debt-to-capitalization, including operating and finance leases
(in millions)	September 30, 2023	December 31, 2022	Change
Long-term debt, net of current portion	$2,128	$1,883	13%
Capitalized operating leases	1,263	1,621	(22)%
Capitalized finance leases(a)	452	—	NM
Adjusted debt, net of current portion of long-term debt	$3,843	$3,504	10%
Shareholders' equity	4,093	3,816	7%
Total invested capital	$7,936	$7,320	8%

Debt-to-capitalization, including operating and finance leases	48%	48%	—
(a)To best reflect our leverage at September 30, 2023, we included our capitalized finance lease balances, which are recognized within the Current portion of long-term debt and finance leases line in the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items, and rent
(in millions)	September 30, 2023	December 31, 2022
Current portion of long-term debt and finance leases	$736	$276
Current portion of operating lease liabilities	150	228
Long-term debt	2,128	1,883
Long-term operating lease liabilities, net of current portion	1,113	1,393
Total adjusted debt	4,127	3,780
Less: Cash and marketable securities	2,451	2,417
Adjusted net debt	$1,676	$1,363

(in millions)	Twelve Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
GAAP Operating Income(a)	$385	$70
Adjusted for:
Special items	520	580
Mark-to-market fuel hedge adjustments	(2)	76
Depreciation and amortization	435	415
Aircraft rent	230	291
EBITDAR	$1,568	$1,432
Adjusted net debt to EBITDAR	1.1x	1.0x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2023, net cash provided by operating activities was $1.1 billion, compared to $1.4 billion in 2022. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state, and local taxing authorities.

The $306 million net decrease in our operating cash flows was due to a combination of factors. 2022 operating cash flows included federal income tax refunds of $260 million. Additionally, growth in our air traffic liability decreased $125 million and payments made in 2023 for our 2022 performance-based pay program were approximately $110 million higher than payments in 2022 for our 2021 program. These amounts were partially offset by an improved net income compared to the prior year.

Cash Used in Investing Activities

Cash used in investing activities was $810 million during the first nine months of 2023, compared to $888 million in 2022. The change was due to a combination of factors. Marketable securities activity was $287 million of net sales during the first nine months of 2023, compared to $61 million in 2022. This amount was partially offset by an increase in capital expenditures, which were $44 million higher compared to 2022. Cash used in investing during the first nine months of 2023 was also impacted by the purchase of three previously leased A321neo aircraft, included in Other investing activities, which are expected to be sold to American Airlines in the fourth quarter of 2023 and first quarter of 2024.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $12 million during the first nine months of 2023, compared to cash used in financing activities of $296 million in 2022. The change was largely driven by $313 million in new debt proceeds and $91 million less in payments for outstanding long-term debt compared to 2022. These amounts were partially offset by common stock repurchases of $70 million in 2023 and a decrease of cash flows from other financing activities of $26 million.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations:

Aircraft Commitments

As of September 30, 2023, Alaska has firm orders to purchase 89 B737 aircraft with deliveries between 2023 and 2027 and a firm commitment to lease one B737-9 aircraft with delivery in 2023. Alaska has rights for 105 additional B737-10 aircraft between 2026 and 2030. Alaska also has commitments to lease two B737-800 freighters with deliveries in 2023 and 2024.

Boeing has communicated to Alaska that certain B737 deliveries contracted in 2023 are expected to be delayed into 2024. The anticipated fleet delivery schedule outlined below reflects the expected impact of these delays. Alaska continues to work with Boeing to structure delivery timelines in a manner that supports Alaska's capacity growth plans.

As of September 30, 2023, Horizon has commitments to purchase nine E175 aircraft with deliveries between 2024 and 2026. Horizon has options to acquire 13 E175 aircraft between 2025 and 2026. The E175 deliveries expected through the end of 2024 are covered under a financing agreement executed in the second quarter of 2023. Capital expenditures for these deliveries, which are included within aircraft-related commitments in the contractual obligations table below, will be reflected as a non-cash transaction in the condensed consolidated statements of cash flows. Subsequent to quarter end, two of Horizon's 13 E175 options expired.

Options will be exercised only if we believe return on invested capital targets can be met over the long term. We intend to finance future aircraft deliveries and option exercises using cash flow from operations or long-term debt.

To best reflect our expectations of future fleet activity, we have incorporated anticipated delivery delays and other modifications of our order book as agreed to in principle with Boeing into the following table, which summarizes our expected fleet count by year, as of November 2, 2023:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	September 30, 2023	2023 Changes	Dec 31, 2023	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	—	1	1	1	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900	12	—	12	—	12	—	12
B737-900ER	79	—	79	—	79	—	79
B737-8	—	1	1	7	8	12	20
B737-9	56	8	64	17	81	—	81
B737-10	—	—	—	—	—	11	11
Total Mainline Fleet	220	10	230	25	255	23	278
E175 operated by Horizon	41	—	41	3	44	3	47
E175 operated by third party	42	—	42	—	42	1	43
Total Regional Fleet	83	—	83	3	86	4	90
Total	303	10	313	28	341	27	368

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

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter of 2023	50%	$96	$7
Full Year 2023	50%	$96	$7
First Quarter of 2024	50%	$90	$5
Second Quarter of 2024	40%	$90	$5
Third Quarter of 2024	30%	$88	$5
Fourth Quarter of 2024	20%	$87	$5
Full Year 2024	35%	$89	$5
First Quarter of 2025	10%	$92	$5
Full Year 2025	2%	$92	$5

Contractual Obligations

The following table provides a summary of our obligations as of November 2, 2023 and reflects anticipated delivery delays and other modifications of our order book as agreed to in principle with Boeing. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2023	2024	2025	2026	2027	Beyond 2027	Total
Debt obligations	$45	$286	$343	$292	$597	$864	$2,427
Lease commitments(a)	454	265	195	194	188	841	2,137
Aircraft-related commitments(b)	460	1,211	1,337	1,093	587	591	5,279
Interest obligations(c)	23	120	104	102	92	150	591
CPA and other obligations	56	224	227	219	220	739	1,685
Total	$1,038	$2,106	$2,206	$1,900	$1,684	$3,185	$12,119
(a)Lease commitments include minimum payments for aircraft operated under operating leases and aircraft removed from operating service which remain under operating and finance leases, as we have remaining cash obligations under existing terms. It also includes minimum lease payments for facilities.
(b)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of September 30, 2023.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. During the nine months ended September 30, 2023, the Company incurred new debt of $495 million and repaid $242 million in existing debt. At September 30, 2023, our debt portfolio carries a weighted average interest rate of 4.3%. Interest is paid with regular debt service. Refer to Note 5 to the consolidated financial statements for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with the non-lease components of our capacity purchase agreement between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For many of our leased aircraft, contractual terms require us to return the aircraft in a specified state. As a result of these contractual terms, we will incur significant costs to return these aircraft at the termination of the lease. Costs to return leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made to remove the leased asset from operation. If the leased aircraft is removed from the operating fleet, the estimated cost to return is accrued at the time of removal. If a leased aircraft has a known early retirement date in the future, the estimated cost to return is accrued through the retirement date. Any accrual is based on the time remaining on the lease, planned aircraft usage, and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. A total of $165 million is accrued for upcoming lease returns at September 30, 2023, including costs recorded in prior year periods.

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

Sustainability Commitments

As part of our efforts to reach net-zero carbon emissions by 2040, we have outlined a five-part path that we expect to include operational efficiency, fleet renewal, sustainable aviation fuel (SAF), enabling new technologies including zero emission aircraft in the future, and using credible offsetting and removal technologies to close the gaps to our emissions target in future years. We anticipate these efforts will require cash outlays, not all of which are reflected in our contractual commitments. Finding and establishing relationships with suppliers to meet these commitments is in process. Currently, Alaska has agreements to purchase approximately 200 million gallons of neat SAF to be delivered through 2030. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. Financial commitments that have been contractually established and have met defined minimum obligations, including those related to Alaska Star Ventures, are included within the CPA and other obligations row in the above table.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices, among other factors out of our control), whether bonus depreciation provisions are available, as well as other legislative changes beyond our control. We believe we have the liquidity to make our future tax payments.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2023. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM, or "unit cost"; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus capitalized operating and finance leases) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. The possible range of contractual liability is between $10 million and $160 million. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company has appealed the decision and believes the claims in the case are without factual and legal merit, a position supported by Virgin America’s representations during pre-merger due diligence. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2022 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2023 - July 31, 2023	141,538	$51.08
August 1, 2023 - August 31, 2023	107,450	$46.99
September 1, 2023 - September 30, 2023	—	$—
Total	248,988	$49.32	$387

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

As of September 30, 2023, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance and Controller

November 2, 2023

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
10.1#†	Amendment No. 22 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
10.2#†	Amendment No. 23 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).