Form 10-K
period 2023-12-31
ALASKA AIR GROUP, INC.
filed 2024-02-14
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2024, shares of common stock outstanding totaled 126,048,946. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2023, was approximately $6.7 billion (based on the closing price of $53.18 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company's 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

As used in this Form 10-K, the terms “Air Group,” the "Company," “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon” and together as our "airlines.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors.” Some of these risks include competition, labor costs, relations and availability, general economic conditions including those associated with pandemic recovery, increases in operating costs including fuel, inability to meet cost reduction, ESG and other strategic goals, seasonal fluctuations in demand and financial results, supply chain risks, events that negatively impact aviation safety and security, changes in laws and regulations that impact our business, and risks related to our pending acquisition of Hawaiian Holdings Inc. Please consider our forward-looking statements in light of those risks as you read this report.

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

Alaska and Horizon operate as separate airlines, with individual business plans, competitive factors and economic risks. We organize the business and review financial operating performance by aggregating our business in three operating segments, which are as follows:

•Mainline - includes scheduled air transportation on Alaska's Boeing 737 (B737) aircraft for passengers and cargo throughout the U.S., and in parts of Mexico, Costa Rica, Belize, the Bahamas, and Guatemala.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation on Embraer E175 (E175) aircraft for passengers across a shorter distance network within the U.S., Canada, and Mexico under capacity purchase agreements (CPA). This segment includes the actual revenue and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
•Horizon - includes the capacity sold to Alaska under a CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

Alaska is the fifth largest airline in the United States, offering unparalleled guest service, connectivity, and schedules from our hub markets along the West Coast. With our regional partners, we fly to more than 120 destinations throughout North America. As a member of the oneworld® alliance, Alaska provides our guests with global access to more than 900 destinations in 170 territories. We have operated in a highly competitive and often challenging industry for more than 90 years. Our top priority is ensuring the safety of our guests and employees, an area we continually invest in. Our success over many decades and resilience in difficult times is attributable to the prioritization of safety as our number one value, our people, business model, and commitment to sustainable growth over the long-term.

During 2023, we made progress on our strategic priorities, enhancing our competitive advantages and positioning us for future success. We completed the transition of our Mainline and Regional operations to single fleets of B737 and E175 aircraft, which will enable improvements in productivity and cost efficiency. Focused cost discipline, single fleet efficiencies, and operational excellence throughout the year helped drive a year-over-year improvement of 2.6% in unit costs excluding fuel and special items. Additionally, our premium products and our loyalty program enabled revenue growth and provided great value to our guests. The execution of these priorities enabled Air Group to deliver record-breaking revenue for the year of $10.4 billion, and to produce operating cash flows of $1.1 billion. These financial results place Air Group among the best in the industry, with cost performance that is unmatched.

In December 2023, the Company entered into an agreement to acquire Hawaiian Airlines (Hawaiian) through the acquisition of Hawaiian Holdings Inc., subject to shareholder approval and certain regulatory agency reviews. The deal accelerates Air Group's existing strategy, and drives value creation by bringing together two highly complementary networks, while preserving both the Alaska and Hawaiian brands. Our strong histories, culture, and values will enable clear benefits as we combine workforces and continue investing in the communities we serve. Additionally, the combined entity will expand consumer choice across Hawaii and the West Coast, and will allow us to compete more effectively with the larger airlines in the industry.

AIR GROUP

Our airlines operate different aircraft and missions. Alaska operates a fleet of B737 aircraft on primarily longer stage-length routes. Alaska contracts with Horizon and SkyWest Airlines, Inc. (SkyWest) for short-haul capacity and receives all passenger revenue from those flights. Horizon operates E175 aircraft and sells all of its capacity to Alaska pursuant to a CPA. Given the capabilities of the B737 and E175 fleets, many of our routes can be served by either fleet, which allows us to flexibly manage our network and schedule. The majority of our revenue is generated by transporting passengers.

The percentage of revenue by category is as follows:

	2023	2022	2021
Passenger revenue	91%	91%	89%
Mileage Plan other revenue	6%	6%	7%
Cargo and other revenue	3%	3%	4%
Total	100%	100%	100%

We deploy aircraft in ways that we believe will best optimize our revenue and profitability, and reduce the impacts of seasonality.

The percentage of our capacity by region is as follows:

	2023	2022	2021
West Coast(a)	26%	27%	31%
Transcon/midcon	44%	43%	37%
Hawaii	13%	13%	16%
Alaska	10%	11%	11%
Latin America	7%	6%	5%
Total	100%	100%	100%
(a) Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

MAINLINE

Our Mainline operations include B737 service offered by Alaska. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Mexico, Costa Rica, Belize, the Bahamas, and Guatemala. Our largest concentrations of departures are in Seattle, Portland, and the Bay Area. In 2023, we carried 35 million revenue passengers in our Mainline operations, up from 32 million in 2022.

In 2023, we retired all Airbus aircraft and completed the transition of our Mainline operations to an all-Boeing 737 fleet. At December 31, 2023, our Mainline operating fleet consisted of 231 B737 aircraft.

The percentage of Mainline passenger capacity by region and average stage length is presented below:

	2023	2022	2021
West Coast(a)	21%	22%	24%
Transcon/midcon	47%	46%	40%
Hawaii	14%	14%	18%
Alaska	11%	11%	12%
Latin America	7%	7%	6%
Total	100%	100%	100%
Average Stage Length (miles)	1,387	1,347	1,324
(a) Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

REGIONAL

Our Regional operations include E175 service operated by Horizon and SkyWest. In 2023, our Regional operations carried approximately nine million revenue passengers, primarily in the states of Washington, Oregon, California, Alaska, and Idaho. Horizon is the largest regional airline in the Pacific Northwest and carried approximately 47% of Air Group's Regional passengers. Based on 2023 passenger enplanements on Regional aircraft, our most significant concentration of Regional activity was in Seattle and Portland.

In 2023, we transitioned our Regional operations to an all-Embraer E175 fleet. At December 31, 2023, Horizon’s operating fleet consisted of 41 E175 aircraft. The Regional fleet operated by SkyWest consisted of 42 E175 aircraft. All Bombardier Q400 aircraft were retired from our fleet by January 2023.

The percentage of Regional passenger capacity by region and average stage length is presented below:

	2023	2022	2021
West Coast	76%	75%	74%
Pacific Northwest	10%	8%	7%
Canada	2%	2%	—%
Alaska	5%	3%	3%
Transcon/midcon	7%	12%	16%
Total	100%	100%	100%
Average Stage Length (miles)	470	488	521

CARGO AND OTHER REVENUE

The Company provides freight and mail services (cargo). We have four dedicated cargo aircraft that operate primarily to and within the state of Alaska. The majority of cargo services are provided to commercial businesses and the United States Postal Service. The Company satisfies cargo service performance obligations and recognizes revenue when the shipment arrives at its final destination, or is transferred to a third-party carrier for delivery. In 2023, Alaska added a B737-800 freighter to the existing fleet of three B737-700 freighters. Alaska expects to add a second B737-800 freighter to its fleet in the first quarter of 2024.

The Company also earns other revenue for lounge memberships, hotel and car commissions, travel insurance, and certain other immaterial items not intrinsically tied to providing air travel to passengers. Revenue is recognized when these services are rendered and recorded as Cargo and other revenue.

FREQUENT FLYER PROGRAM

Alaska Airlines Mileage Plan™ provides members with a comprehensive suite of frequent flyer benefits. Members can earn miles by flying on our airline, which are awarded based on distance traveled. Awarding based on distance, not spend, is unique and serves as a competitive advantage over other airlines' programs, as miles accumulate faster. Miles can also be earned by flying with one of our partner airlines, by using the co-branded credit card, or through other non-airline partners. Miles awarded do not expire and can accumulate until such time a member chooses to redeem. Members can redeem miles earned for flights on our airlines or partner airlines, hotel stays, or for first class upgrades on Alaska Airlines.

For the most frequent flyers, the program offers multiple tiers of MVP status, including MVP Gold, MVP Gold 75K, and MVP Gold 100K, which can be achieved annually by earning qualifying miles or by flying a specified number of segments on Alaska or any of our 30 partner airlines. For those achieving MVP tier status, the program offers benefits, including bonus miles on flown segments, complimentary upgrades, free checked bags, and priority boarding. Members qualifying for higher tiers are offered incremental benefits. As a member of oneworld, Mileage Plan members with tier status are provided reciprocal status and benefits when flying on other oneworld members.

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

In 2023, Mileage Plan members redeemed miles and companion certificates for seven million award tickets on our airlines and partner airlines. Mileage Plan revenue, including that in the Passenger revenue income statement line item, represented approximately 16% of Air Group's total revenue in 2023. Accounting policies for Mileage Plan are described more fully in Note 3 to the consolidated financial statements.

AGREEMENTS WITH OTHER AIRLINES

Our marketing agreements with other airlines fall into three categories: frequent flyer, codeshare, and interline.

•Frequent flyer agreements enable our Mileage Plan members to accrue miles and/or redeem them for flights on partner airlines.

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

As a oneworld member, Alaska's elite Mileage Plan members now receive tier status matching across member airlines. Depending on tier status, guests can enjoy a variety of privileges, including access to more than 600 international first and business class lounges, fast track through security, priority baggage benefits, priority check-in desks, upgrades, and priority boarding.

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

•giving us access to more connecting traffic from other airlines; and

•providing members of our partners’ frequent flyer programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 5%, 5%, and 2% of our total marketed flight revenue for the years ended December 31, 2023, 2022, and 2021.

A comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
Airline	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Aer Lingus	Yes	No	No
Air Tahiti Nui	Yes	Yes	Yes
American Airlines	Yes	Yes	Yes
Bahamasair(b)	Yes	No	No
British Airways	Yes	No	Yes
Cape Air(b)	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	Yes	Yes
EL AL Israel Airlines(c)	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	Yes	Yes
Hainan Airlines	Yes	No	No
Iberia	Yes	Yes	Yes
Icelandair	Yes	Yes	Yes
Japan Airlines	Yes	Yes	Yes
Kenmore Air(b)	Yes	No	No
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Malaysia Airlines	Yes	No	No
Mokulele Airlines(b)	Yes	No	No
Porter Airlines	Yes	No	No
Qantas Airways	Yes	Yes	Yes
Qatar Airways	Yes	Yes	Yes
Ravn Alaska	Yes	No	No
Royal Air Maroc	Yes	No	No
Royal Jordanian	Yes	No	No
Singapore Airlines	Yes	No	Yes
Southern Airways Express(b)	Yes	No	No
SriLankan Airlines	Yes	No	No
STARLUX Airlines	Yes	No	No
(a) These airlines do not have their own frequent flyer program. However, Alaska's Mileage Plan members can earn and redeem miles on these airlines' route systems.
(b) These airline partnerships are limited to earning miles. Alaska's Mileage Plan members can earn miles when purchasing these airlines' flights on alaskaair.com.
(c) Codeshare and frequent flyer agreements with El AL Israel Airlines terminate on August 1, 2024.

GENERAL

The airline industry is highly competitive and subject to potentially volatile business cycles, resulting from factors such as uncertain economic conditions, volatile fuel prices, supply chain dependencies, pandemics, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation - including taxes and fees, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership, and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact to our operating and financial results. Passenger demand and ticket prices are, in large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

SAFETY

The safety and well-being of our employees and guests is the foundation of our work at Alaska Air Group. The Company's primary safety objective is to identify, monitor, and mitigate safety risks using our Safety Management System. Safety goals and objectives are regularly reviewed and communicated to employees, and are continually measured to evaluate our progress. Our principles of "Ready, Safe, Go" are critical to empowering employees to stop the operation any time something appears to be unsafe. Our employees are also rewarded for reporting safety concerns and meeting measurable safety targets as both our Performance Based Pay (PBP) and Operational Performance Rewards (OPR) programs include payouts for achievement to stated goals.

Air Group's Board of Directors has a Safety Committee that is responsible for oversight of safety-related risk and management's efforts to ensure the safety of all passengers and employees. The Committee receives regular updates from management throughout the year and provides feedback in order to help create and maintain a strong safety culture.

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. The cost of aircraft fuel is volatile and outside of our control, and can have a significant and immediate impact on our operating results. Over the past three years, aircraft fuel expense ranged from 23% to 28% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining costs and can vary by region in the U.S.
The price of crude oil on an average annual basis for the past three years has ranged from a low of $68 per barrel in 2021 to a high of $94 in 2022. For us, a $1 per barrel change in the price of oil equates to approximately $20 million of raw fuel expense annually based on 2023 consumption levels. Said another way, a one-cent change in our fuel price per gallon would have impacted our 2023 raw fuel expense by approximately $8 million.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but have also contributed to the price volatility in recent years. Over the last three years, average annual West Coast refining margin prices have fluctuated from a low of $12 per barrel in 2021 to a high of $48 per barrel in 2022.

Our average raw fuel cost per gallon decreased 14% in 2023, after increasing 73% in 2022 and increasing 37% in 2021.

The cost composition our aircraft fuel expense, as well as the proportion of operating expenses that fuel comprises, are as follows:

	2023	2022	2021
Crude oil	58%	64%	84%
Refining margins	33%	35%	16%
Other(a)	9%	1%	—%
Total	100%	100%	100%
Aircraft fuel expense	26%	28%	23%
(a) Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes, and other into-plane costs.

We have historically used crude oil call options as hedges to limit our exposure to rapid increases in fuel prices. The call options lessen the financial impact from spikes in crude oil prices, and when prices are below our call option strike prices, we only forfeit cash previously paid for hedge premiums. In the fourth quarter of 2023, we suspended purchases of crude oil call options as we reevaluate our fuel and hedge program strategies. Our final crude oil call option position will settle in the first quarter of 2025. We are exploring alternative strategies that will enable fuel cost optimization across our West Coast geographies and mitigate our concentrated reliance on West Coast refineries.

Sustainable aviation fuel (SAF) is an important part of our long-term strategy to reduce emissions. In 2023, Alaska used limited quantities of SAF on flights departing from San Francisco International Airport and Los Angeles International Airport. SAF prices are generally higher than jet fuel prices as the SAF market is still developing. As of December 31, 2023, Alaska has agreements to purchase approximately 200 million gallons of neat SAF to be delivered through 2030. The demand for SAF within the aviation industry significantly exceeds the current available supply. We are evaluating options for obtaining the volume of SAF that we expect will be necessary to move us toward our long-term sustainability goals. These options include partnerships with alternative fuel companies and industry groups focused on ways to accelerate innovation in this area.

We believe that operating fuel-efficient aircraft and executing on operational best practices are the best strategies to mitigate high fuel prices. Maintaining a young, fuel-efficient fleet helps reduce our fuel consumption rate, as well as the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry can be intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta Air Lines Inc. (Delta). Approximately 75% of our capacity to and from Seattle competes with Delta. In addition to Delta, United Airlines and Southwest Airlines are significant competitors on the West Coast and in the states of Hawaii and Alaska. Our California and transcontinental routes have a higher concentration of competitors when compared to our routes within the Pacific Northwest.

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

Airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors. Historically, markets that faced competition from low-cost and ultra-low-cost carriers were subject to disruptive ticket and fee pricing as the carriers' low cost per available seat mile allowed them to serve markets at very low fares. Post-COVID industry competitive dynamics are evolving. Legacy carriers with expansive networks and diversified product offerings have experienced greater success attracting more price-conscious customers with their basic economy offerings. These factors can reduce our pricing power and that of the airline industry as a whole.

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

•Routes served, flight schedules, codesharing and interline relationships, and alliances

We compete with other airlines based on markets served and the frequency of service to those markets. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codeshare and interline relationships with other airlines. These relationships allow us to offer our guests access to more destinations than we can on our own and to gain exposure in markets we do not serve. The agreements also make it more convenient for guests to purchase flights to their final destinations through Alaska's distribution channels.

Alaska's membership in the oneworld alliance provides our guests increased global network utility, and positions us to capture an incremental share of global travelers and corporate accounts. Through oneworld, guests can travel to more than 900 destinations in 170 territories.

•Frequent flyer programs

We compete with other airlines for customer loyalty in order to build long-term relationships with our guests. Our Mileage Plan program offers some of the most valuable benefits in the industry, giving our members the ability to earn and redeem miles when flying with us or our 30 partner carriers. Awarding miles for flights based on distance traveled serves as a competitive advantage when compared to other airlines that award miles based on fares, as customers can accumulate miles faster. The program has multiple tiers of status that offer a variety of benefits including bonus miles, complimentary upgrades, free checked bags, and priority boarding. Mileage Plan members also have access to the Alaska Airlines Visa Signature card as an additional way to accumulate miles and take advantage of additional benefits. The program also gives guests the ability to enjoy privileges on other oneworld airlines by granting reciprocal status and benefits, which include upgrades, lounge access, and priority boarding.

•Product and customer service

We compete with other airlines in areas of customer service such as on-time performance and guest amenities - including first class and other premium seating, quality of on-board products, aircraft type and comfort. Air Group offers first class and premium seats in all Mainline and Regional aircraft. In 2023, we completed our installation of satellite Wi-Fi on aircraft in the Mainline fleet. In 2024, we will begin installing high-speed satellite Wi-Fi on our Regional fleet, becoming the first major airline to do so.

Our employees are a critical element of our reputation. We have a highly engaged workforce that strives to provide genuine and caring service to our guests, both at the airport and onboard. We heavily emphasize our service standards with our employees through training and education programs, and monetary incentives related to operational performance and guest satisfaction.

In addition to domestic or foreign airlines that we compete with on most of our routes, we compete with ground transportation in our short-haul markets. Our airlines also compete with technology, such as video conferencing and internet-based meeting tools. We expect that the advancement and increased utilization of these tools will eliminate the need for some business-related travel.

TICKET DISTRIBUTION

Our tickets are distributed through multiple channels:

•Direct to customer: Selling direct at alaskaair.com and through the Alaska Airlines app are less expensive than other channels. We believe direct sales are preferable from a branding and customer relationship standpoint because we can establish ongoing communication with the guest and tailor offers accordingly. As a result, we prioritize efforts that drive more business to our website. We also have reservation call centers where guests can book reservations for a $15 fee.

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

In 2023, direct sales composed approximately 73% of our total sales.

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. In typical years, our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second and third quarters as a result of vacation travel. In a typical year, some of the impacts of seasonality are offset by travel from the West Coast to leisure destinations and expansion to leisure and business destinations in the mid-continental and eastern U.S. Seasonality and operating fluctuations may have a significant impact on operating results in an interim or annual period, and are not necessarily indicative of future operating results.

In a typical year, in addition to passenger loads, factors that could cause our operating results to vary include:

•pricing initiatives by us or our competitors;

•      changes in fuel costs;

•increases in competition at our primary airports;

•general economic conditions and resulting changes in both leisure and business passenger demand;

•increases or decreases in passenger and volume-driven variable costs; and

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

SUSTAINABILITY INITIATIVES

Taking responsibility for our impact on the environment is an integral part of delivering value for all those who depend on us – employees, guests, shareholders, and communities. To that end, we are focused on mitigating or reducing our most significant environmental impacts. Our sustainability goals are anchored by our commitment to reduce our carbon emissions. We have both short and long-term goals, with the long-term aim to reach net-zero carbon emissions by 2040. Our roadmap for achieving this goal includes the following focus areas:

•Increasing operational efficiency - Alaska and Horizon take pride in consistently delivering top-of-industry operational performance. By having a consistent, top-of-industry operational performance, we are also able to optimize our fuel efficiency. Alaska pioneered the use of Required Navigational Performance, now an industry standard, which provides more direct and fuel-efficient approaches and reduces weather-related diversions. Alaska and Horizon have adopted Flyways AI, a technology which leverages artificial intelligence and machine learning to optimize air traffic and enable more fuel-efficient flight paths. Other initiatives include reducing auxiliary power unit usage and connecting to ground power, taxiing with just one engine where conditions allow, and implementing a new engine wash program.

Reducing emissions from our ground service equipment through the acquisition and use of electrified and other lower-emissions equipment is another aspect of improving operational efficiency. Currently, not all airports have the necessary infrastructure in place to support charging and use of these units to enable their full operational reliability, and we are actively working with our airport partners to make these important improvements.

•Renewing our fleet with more efficient airplanes - Alaska received 29 B737 aircraft in 2023 and has firm commitments to take 80 additional B737 aircraft. Alaska has also secured 105 additional rights for B737 aircraft through 2030. Due to their design, up-gauged capacity, and engines, the new B737 aircraft are between 15% to 25% more efficient on a seat-by-seat basis than the aircraft they replace.

•Using SAF - Among available technologies, SAF has the greatest potential for enabling near-term progress towards our net-zero emissions goal, as it can be used alongside traditional jet fuel as a drop-in fuel while producing up to 80% lower carbon emissions on a lifecycle basis. Currently, there are supply constraints in the SAF market, including scope, scale, and cost, which we are dependent on in order to expand our use of SAF at the quantities necessary to reach our sustainability goals. Alaska is working with others in the aviation community, companies in the private sector, and governments at the federal and state levels towards advancing the scalability of SAF production and reducing its cost.

Alaska currently offtakes SAF from Neste at San Francisco International Airport and from Shell Aviation at Los Angeles International Airport. Alaska also has agreements to purchase approximately 200 million gallons of neat SAF to be delivered through 2030. Alaska's Fueled Up for the Future program enables collaboration with business travel customers to address their business travel emissions while supporting the development of the SAF market. In 2023, Alaska signed an agreement with Shell Aviation to advance SAF technology and infrastructure throughout the West Coast. Alaska also launched a partnership with CHOOOSE™, a climate technology company, to empower guests to estimate, understand, and address their travel-related carbon emissions by supporting climate solutions, such as SAF and certified climate projects.

•Investing in new technologies - Electric and hybrid-electric aircraft, including those using hydrogen, may be available for regional commercial air service within the next two decades. To identify and enable these and other technologies needed to accelerate our path to net-zero carbon emissions, among other business needs, we established an investment arm in 2021, called Alaska Star Ventures (ASV). Through ASV, we have partnered with ZeroAvia, a company developing hydrogen-electric powertrain technology for regional aircraft. In 2023, Alaska contributed a retired Q400 aircraft to ZeroAvia to support its research and development. As this and other hybrid or zero-emissions technologies develop for regional or shorter-haul aircraft, we will continue seeking opportunities to enable this progress.

Additionally, our net-zero ambitions require technologies not yet fully developed or available at the scale required to decarbonize our industry. In these areas, we are focused on doing our part to aid in their development and growth as well as galvanizing support from both public and private sectors through public policy and capital investment.

•Harnessing credible carbon offset and carbon removal technology - While our preference is for in-sector carbon reductions, the timeline for development and maturation of SAF markets and emerging aircraft technologies is difficult to predict, and we expect it is likely that both nature-based and engineered carbon removals will play some role in meeting our ambitious goals. We have partnered with industry experts to develop criteria for assessing credible, high-quality carbon offsets and carbon removal technologies. The Company does not currently purchase or invest in any carbon offsets or carbon removal technology. We will continue to evaluate various strategies, including these technologies, as we refine our plans to achieving net-zero.

In 2023, we included a carbon emissions metric for the third year in our company-wide Performance-Based Pay program, as we believe it is important to embed these critical targets into the incentives that align all of our employees.

Aside from our commitments to reducing our airlines' carbon footprint, we also recognize the impact our operation has in generating waste. Alaska partners with a third-party firm to conduct quarterly waste audits at our hubs. Specific measures taken in recent years include requiring guests to pre-order meals to reduce food waste and replacing single-use plastic water bottles and cups with plant-based cartons and recyclable paper cups. Alaska continues to evaluate new ways to further reduce inflight waste.

SUSTAINABILITY GOVERNANCE

The Governance, Nominating, and Corporate Responsibility Committee of the Board of Directors oversees Air Group’s Environmental, Social, and Governance (ESG) program and is responsible for oversight of the strategy, goals, and public disclosures on ESG matters. The Committee regularly reviews performance on publicly reported sustainability goals and climate-related issues. The Board has a dedicated Climate Working Group to oversee management’s climate strategy and path to net-zero. This working group is comprised of four members from the board who bring deep expertise in energy, aviation, finance, and governance. The Audit Committee of the Board of Directors oversees Air Group's financial reporting process, including disclosures on ESG matters within the Company's financial statements.

We have formalized governance and oversight of ESG at the management level. As a member of the Executive Committee (EC), the Senior Vice President of Public Affairs and Sustainability is responsible for leading ESG strategy and development. The EC is responsible for overseeing the progress toward our climate goals and providing input on Air Group's climate strategy.

COMMUNITY INVOLVEMENT

Alaska and Horizon are dedicated to actively supporting the communities we serve. In 2023, Air Group companies donated $15 million in cash and in-kind travel to approximately 1,300 charitable organizations, and our employees volunteered more than 40,000 hours of community service related to youth and education, medical research, and transportation. Air Group also encourages its guests to play a role in supporting these communities. During the year, Mileage Plan members donated more than 100 million miles through Alaska's Care Miles program.

In 2023, after wildfires devastated parts of West Maui, Air Group provided support to the communities on the island. The Company transported more than 200,000 pounds of relief supplies to impacted communities and sent rescue flights to help evacuees off the island. Alaska also partnered with non-profits to distribute donated miles to those who needed support to travel.

The Alaska Airlines Foundation provides grants to nonprofits that offer educational and career-development programs to young people. Organizations are invited to apply bi-annually for grants ranging from $5,000 to $20,000, with preference given to organizations that can demonstrate partnership and long-term program sustainability. Since inception in 1999, the Foundation has donated more than $4 million in grants, including more than $500,000 in 2023.

HUMAN CAPITAL

OUR PEOPLE

Our business is labor intensive. As of December 31, 2023, we employed 26,043 active employees (20,144 at Alaska, 3,208 at Horizon, and 2,691 at McGee Air Services). Of those employees, 89% are full-time and 11% are part-time. Wages and benefits, including variable incentive pay, represented approximately 44% of our total non-fuel operating expenses in 2023 and 42% in 2022.

Our employees fuel our success. In 2023, we hired over 3,500 employees to support our growth and operations. Aligning our employees' goals with the Company's goals is critical in achieving success. To that end, Alaska and Horizon employees participate in our PBP and OPR programs, which reward employees across all work groups based on metrics related to profitability, safety, sustainability, guest satisfaction, and completion rate. Employees earned $200 million under these incentive programs during the year.

DIVERSITY, EQUITY, AND INCLUSION (DEI)

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

We have several initiatives designed to advance equity within our company and industry. The Ascend Pilot Academy, launched in partnership with the Hillsboro Aero Academy, provides aspiring pilots with a more financially accessible path to become a pilot at Air Group. 200 cadets were enrolled in the program as of December 31, 2023. The True North pilot development program provides students educated at historically Black colleges and universities with the necessary skills to pursue careers as commercial aviation pilots. Our employees have the opportunity to actively engage in our DEI goals through our 13 Business Resource Groups (BRGs), which are voluntary, employee-led professional networks that serve as a resource for its members as well as Alaska and Horizon by fostering a diverse, inclusive workplace aligned with our mission, values, and goals. Internal development programs like ELEVATE and Developing Emerging Leaders are other ways in which we seek to empower the diverse group of employees at Air Group. We have also continued our supplier diversity program to ensure our various suppliers and partners share in our commitments to DEI.

We were recognized in 2023 for our work in DEI by various organizations. Forbes included Alaska in its lists of Best Employers for Diversity and Best Employers for Women. We scored 100 on the Human Rights Campaign Foundation's Corporate Equity Index in recognition of Alaska's policies and practices supporting LGBTQ+ workplace equality. We also scored 100% for the second year in a row in Disability:IN's Disability Equality Index, which benchmarks companies on their disability inclusion and equality.

EMPLOYEE TRAINING

The Alaska Air Group companies invest in employee programs and training that aid advancement throughout the enterprise. Our Pathways Program provides a clear and direct path for Horizon pilots, flight attendants, technicians, and dispatchers to progress to Mainline. Since inception in 2018, nearly 400 pilots have advanced through the program. Our Leader Academy, which launched in 2022, helps Alaska and Horizon supervisors and managers further develop their leadership and communication skills. Providing meaningful advancement opportunities to employees throughout Air Group is important, and we continue to evaluate new programs which support our people and advance our long-term strategic goals.

COLLECTIVE BARGAINING

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements (CBA). Airlines with unionized workforces generally have higher labor costs than carriers without unionized workforces. Those with unionized workforces may not have the ability to adjust labor costs downward quickly in response to new competition or slowing demand. At December 31, 2023, labor unions represented 85% of Alaska’s, 41% of Horizon’s, and 88% of McGee Air Services' employees.

Our relations with U.S. labor organizations representing Alaska and Horizon employees are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help. Certain employees located outside the United States are also represented by unions or local representative groups.

Alaska’s union contracts at December 31, 2023 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)	Pilots	3,473	Amendable 10/17/2025
Association of Flight Attendants (AFA)(a)	Flight attendants	6,813	Amendable 12/17/2022
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	828	Amendable 9/27/2026
IAM	Clerical, office and passenger service	4,754	Amendable 9/27/2026
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	981	Amendable 10/17/2023
Transport Workers Union of America (TWU)	Dispatchers	105	Amendable 3/24/2027
(a) Negotiations with AFA for an updated collective bargaining agreement are ongoing as of the date of this filing.

Horizon’s union contracts at December 31, 2023 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)(a)	Pilots	565	Amendable 12/31/2024
AFA(a)	Flight attendants	510	Amendable 4/30/2024
AMFA(a)	Mechanics and related classifications	181	Amendable 5/10/2024
TWU	Dispatchers	24	Amendable 1/29/2026
(a) Negotiations with IBT, AFA, and AMFA for updated collective bargaining agreements have begun of the date of this filing.

McGee Air Services union contract at December 31, 2023 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	2,358	Amendable 7/19/2025

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its primary subsidiaries, Alaska Airlines, Inc. and Horizon Air Industries, who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Benito Minicucci	President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	57	2004

Shane R. Tackett	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	45	2011

Kyle B. Levine	Senior Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc., Alaska Airlines, Inc. and Horizon Air Industries, Inc., and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	52	2016

Jason M. Berry	President of Horizon Air Industries, Inc.	46	2023

Joseph A. Sprague	Regional President of Hawai'i/Pacific of Alaska Airlines, Inc.	55	2019

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	54	2008

Constance E. von Muehlen	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	56	2018

Andrea L. Schneider	Senior Vice President People of Alaska Airlines, Inc.	58	2003

Diana Birkett-Rakow	Senior Vice President Public Affairs and Sustainability of Alaska Airlines, Inc.	46	2017

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

Mr. Berry was elected President of Horizon Air effective November 2023 and is a member of Air Group’s Management Executive Committee. Mr. Berry previously served as Senior Vice President Operations of Horizon Air from February 2023 – October 2023. Prior to his role at Horizon Air Mr. Berry was Vice President, Cargo at Air Canada from January 2021 – February 2023. Mr. Berry served as President of Alaska Airlines' wholly owned subsidiary McGee Air Services from January 2019 – December 2020. Prior to this Mr. Berry served in several roles at Alaska Airlines including, Managing Director, Cargo from September 2015 – June 2019 and Director, Cargo Operations & Compliance from June 2013 – September 2015.

Mr. Sprague was elected Regional President Hawai’i / Pacific of Alaska Airlines, Inc. in December 2023 and is a member of Air Group’s Management Executive Committee. Prior to this, he was Sr. Advisor to the CEO of Alaska Airlines from November 2023 to December 2023, and served as President of Horizon Air from November 2019 – October 2023. Mr. Sprague previously served as Senior Vice President External Relations of Alaska Airlines from May 2014 until his resignation in September 2017. Mr. Sprague also served Alaska Airlines as Vice President of Marketing from March 2010 to April 2014 and Vice President of Alaska Air Cargo from April 2008 to March 2010.

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

Ms. Schneider was elected Senior Vice President of People at Alaska Airlines in June 2019 and is a member of Air Group’s Management Executive Committee. Ms. Schneider was previously Vice President of People at Alaska (August 2017-May 2019), Vice President of Inflight Services at Alaska (2011-2017), and later also took responsibility for Call Centers at Alaska (February 2017). She began her career at Alaska as Manager of Financial Accounting in 1989 and she held a number of positions until her election as an officer in 2003.

Ms. Birkett-Rakow was elected Senior Vice President of Public Affairs and Sustainability at Alaska Airlines in November 2021. She was previously elected Vice President of Public Affairs and Sustainability in February 2021 and also served as Vice President of External Relations at Alaska Airlines from September 2017 to February 2021. Ms. Birkett-Rakow is a member of Air Group's Management Executive Committee.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the Transportation Security Administration (TSA), and the FAA exercise significant regulatory authority over air carriers.

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

The Department of Justice (DOJ) and DOT have jurisdiction over airline competition matters. The DOJ has authority to review Alaska's proposed acquisition of Hawaiian Airlines under the U.S. antitrust laws. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the RLA. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies and international treaties.

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

As a result of the COVID-19 pandemic, the CORSIA growth baseline year was modified and set to 85% of 2019 carbon dioxide emissions. This does not have a direct impact on domestic flights, however the EPA finalized a rule in 2020 on aircraft emission standards which aligns with the international agreements. Additional emissions reporting requirements and potential requirements to decarbonize could have a significant impact on our industry.

The state of California has enacted rules, effective in 2025, that will expand required disclosures discussing the impact of environmental change; agencies within the federal government have proposed similar rules that are not yet finalized. Costs associated with compliance could be significant. Except for these rules, we do not currently anticipate adverse financial impacts from specific existing or pending environmental regulation or reporting requirements, new regulations, related to our existing or past operations, or compliance issues that could harm our financial condition, results of operations, or cash flows in future periods.

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

An accident or incident involving one of our aircraft or an aircraft operated by one of our commercial partners or CPA carriers could involve loss of life and result in a loss of confidence in our Company by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, bystanders and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our commercial partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims, and we may be forced to bear substantial economic losses from such an event. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if it is fully insured or does not involve one of our aircraft, could cause a public perception that our airlines or the aircraft we or our partners fly are less safe or reliable than other transportation alternatives. This would harm our business.

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

•contagious illness and fear of contagion;

•increased security measures or breaches in security;

•changes in international treaties concerning air rights;

•international or domestic conflicts or terrorist activity;

•random acts of violence on our aircraft or at airports;

•interference by modernized telecommunications equipment with aircraft navigation technology;

•disruption, failure, or inadequacy of systems or infrastructure under the control of third parties, including government entities; and

•other changes in business conditions.

Due to the concentration of our flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions than other carriers with networks that cover a larger geographic area. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition, and results of operations.

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

Our use of outside vendors increases our exposure to several risks. Even though we strive to formalize agreements with these vendors that define expected service levels, we may not have the ability to influence change with all vendors. In the event that one or more vendors go into bankruptcy, ceases operation, or fails to perform as promised, for reasons such as supply chain delays, or workforce shortages, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues, or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues, or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

Impacts of climate change, including physical and transition risks, as well as market responses, may have a material adverse result on our operations and financial position.

Concerns regarding climate change, including the impacts of a gradual increase in global temperatures leading to more severe weather conditions, continue to rise. Increased frequency or duration of extreme weather conditions could cause significant and prolonged impacts to our operation, disrupt our supply chain, and influence consumer travel decisions. These disruptions may result in increased operating costs and lost revenue should we be unable to operate our published schedules. Additionally, we have made commitments to reduce our greenhouse gas emissions which may require us to make significant investments in emerging and yet unproven technologies. Should these technologies not prove ready, not gain approval, or not be sufficiently available for use in our operation, our results of operations may be adversely impacted, and we may be required to direct new investments to different technologies. Public interest in U.S. airlines' response to climate change has continued to grow. Failure to address the concerns of our guests and our shareholders may lead to a reduction in demand for our services, including both leisure and business travel, in favor of competitors that customers perceive to be more sustainable. This could adversely impact our financial position, our results of operations, or our stock price.

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

•increase costs from airport shutdowns, flight cancellations, and delays resulting from security breaches and perceived safety threats; and

•result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition, and results of operations.

COMPETITION AND STRATEGY

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business. If we cannot successfully compete in the marketplace, our business, financial condition, and operating results will be materially adversely affected.

The U.S. airline industry is characterized by substantial competition. Airlines compete for market share through pricing, capacity (supply), route systems and markets served, merchandising, and products and services offered to guests. We have significant capacity overlap with competitors, particularly in our key West Coast markets. This dynamic may be exacerbated by competition among airlines to attract passengers during periods of economic recovery. The resulting increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition, or liquidity if we are unable to attract and retain guests.

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

In recent years, the U.S. antitrust authorities have been increasingly reluctant to approve airline mergers, cooperative marketing arrangements, and joint ventures. The continuation of merger-adverse antitrust policy and/or the finality of legal rulings limiting airline mergers, joint marketing activities, and joint ventures could have a material adverse effect on our business, financial condition, and results of operations.

Our concentration in certain markets could cause us to be disproportionately impacted by adverse changes in circumstances in those locations.

Our strategy involves a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our stations in Seattle, Portland, and the Bay Area. In 2023, passengers to and from these locations accounted for 82% of our total guests.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business could be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that, if sustained, could harm our business, financial condition, and results of operations.

We are dependent on a limited number of suppliers for aircraft and parts.

Alaska is dependent on Boeing as its sole supplier for mainline aircraft and many aircraft parts. Horizon is similarly dependent on Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are vulnerable to issues associated with the supply of those aircraft and parts including design or manufacturing defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public about safety that would result in customer avoidance or actions by the FAA. Should we be unable to resolve known issues with certain aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, if effects of ongoing supply chain constraints cause our limited vendors to have performance problems, reduced or ceased operations, bankruptcies, workforce shortages, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.

Should these suppliers be unable to manufacture, obtain certification for, and deliver new aircraft, we may not be able to grow our fleet at intended rates, which could impact our financial position. Boeing has significant production constraints and regulatory delays for the B737 family of aircraft, which may impact the timing of deliveries. If we are unable to receive these aircraft or future aircraft in a timely manner, our growth plans could be negatively impacted. Given Alaska's size relative to its competitors, these challenges may have a disproportionate impact on Alaska. Additionally, further consolidation among aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in production instability in the locations in which the aircraft and its parts are manufactured or an inability to operate our aircraft.

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

We continue to focus on strategic initiatives designed to increase our brand appeal to a diverse and evolving demographic of airline travelers. These efforts could include significant enhancements to our in-airport and on-board environments, increasing our direct customer relationships through improvements to our purchasing portals (digital and mobile), and management of our customer loyalty programs. In pursuit of these efforts we may negatively affect our reputation with some of our existing customer base.

The Company's reputation could be harmed if it is exposed to significant negative publicity.

We operate in a highly visible industry that has significant exposure to social media and other media channels. Negative publicity, including as a result of misconduct by our guests or employees, failures by our suppliers and other vendors, failure to address our environmental, social, and governance goals, or other circumstances, can spread rapidly through such channels. Should the Company not respond in a timely and appropriate manner to address negative publicity, the Company's reputation may be significantly harmed. Such harm could have a negative impact on our operating results.

FINANCIAL CONDITION

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

Fuel costs constitute a significant portion of our total operating expenses. Future increases in the price of jet fuel may harm our business, financial condition, and results of operations unless we are able to increase fares and fees or add ancillary services to attempt to recover increasing fuel costs. The price of jet fuel can be dependent on geography and may have a disproportionate impact on our operating results due to our concentration on the West Coast.

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

As of December 31, 2023, the average age of our Boeing Next Gen passenger aircraft (B737-700, -800, -900, -900ER) was approximately 12.8 years, the average age of our Boeing MAX aircraft (B737-8, -9) was approximately 1.2 years, and the average age of our owned E175 aircraft was approximately 4.3 years. Typically, our newer aircraft require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

Our financial condition or results of operations may be negatively affected by increases in expenses related to the airports in which we operate.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers to reflect higher costs of security, updates to infrastructure, and other expenses. Additional laws, regulations, taxes, airport rates, and airport charges may be occasionally proposed that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, a higher total ticket price could influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business. Additionally, we have engaged in various redevelopment projects at the airports in which we operate to improve or add to existing infrastructure our company uses. While the airport authority may reimburse costs associated with these projects, we may be required to commit significant resources of our own to finance construction and design. Delays and cost overruns associated with these projects could have a negative impact on our financial condition or results of operations.

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

PEOPLE AND LABOR

A significant increase in labor costs or unsuccessful attempts to strengthen our relationships with union employees could adversely affect our business and results of operations.

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

The inability to attract, retain, and train qualified personnel, or maintain our culture, could result in guest impacts and adversely affect our business and results of operations.

We compete against other major U.S. airlines for pilots, aircraft technicians and other labor. Recently, there have been shortages of pilots for hire in the regional market and more pilots in the industry are approaching mandatory retirement age. Attrition beyond normal levels, or the inability to attract new pilots, could negatively impact our results of operations. The shortage of pilots and opportunities at other carriers could mean that our captains and first officers leave our airlines more often than forecasted. Additionally, the industry, including related vendor partners, has experienced and may continue to experience challenges in hiring and retaining other labor positions, such as aircraft technicians, ground handling and customer service agents, and flight attendants. The Company's or our vendor partners' inability to attract and retain personnel for these positions could negatively impact our results of operations, which may harm our growth plans. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our guest experience and financial position.

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

We heavily depend on automated systems to operate our business. This includes our airline reservation system, website, telecommunication systems, maintenance systems, airline operations control systems, flight deck/route optimization systems, planning and scheduling, mobile applications and devices, and many other systems. These systems require significant investment of employee time and cost for maintenance and upgrades. Some of these systems are operated by government authorities, which limits our ability to switch vendors if issues arise. Failure to appropriately maintain and upgrade these systems may result in service disruptions or system failures. Additionally, as part of our commitment to innovation and providing an attractive guest travel experience, we invest in new technology to ensure our critical systems are reliable, scalable, and secure.

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

We continue to monitor emerging technologies, including technologies which may have disruptive impacts which are out of our control. We will continue to work with regulatory agencies and other air carriers to mitigate potential impacts of these technologies on the safety and security of air travel.

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

Cybersecurity threats have and will continue to impact our business. Failure to appropriately mitigate these risks could negatively impact our operations, onboard safety, reputation and financial condition.

Our sensitive information is securely transmitted over public and private networks. Our systems are subject to increasing and evolving cybersecurity risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies, technical controls, and education may not be enough to prevent all unauthorized access. Emerging cybercrime threats include the loss of functionality of critical systems through ransomware, denial of service, or other attacks. A compromise of our systems, the security of our infrastructure, or those of our vendors or other business partners that result in our information being accessed or stolen by unauthorized persons could result in substantial costs for response and remediation, adversely affect our operations and our reputation, and expose us to litigation, regulatory enforcement, or other legal action. A cybersecurity attack impacting our onboard or other operational systems may result in an accident or incident onboard or significant operational disruptions, which could adversely affect our reputation, operation and financial position. The continued evolution and increased usage of artificial intelligence technologies may further increase our cybersecurity risks. Further, a significant portion of our office employees have maintained remote work arrangements, which increases our exposure to cyberattacks, and could compromise our financial or operational systems.

REGULATION

Changes in government regulation imposing additional requirements and restrictions on our operations and business model could negatively impact our revenue and operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve substantial operational impacts and compliance costs. In recent years, U.S. regulators have issued regulations or mandates concerning airline operations or consumer rights that have increased the cost and complexity of our business and involve greater civil enforcement and legal liability exposure. Regulators have also proposed legislation that could negatively impact revenue associated with our loyalty program.

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

In recent years, the state of California and the federal government have enacted and proposed, respectively, rules that significantly expand required disclosures discussing the impact of environmental change. Increased governmental regulation involving aircraft emissions and environmental remediation costs may be difficult to implement and the cost of compliance, or failure to comply, could adversely impact our operations and financial position.

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

PENDING ACQUISITION OF HAWAIIAN HOLDINGS INC.

The acquisition is subject to a number of conditions to our and Hawaiian's obligations, which, if not fulfilled, may result in termination of the acquisition agreement.

The acquisition agreement contains a number of customary conditions to complete the acquisition, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain regulatory approvals have been obtained, that there are no legal prohibitions against completion of the acquisition, and that Hawaiian stockholders have adopted the agreement. Many of the conditions to complete the acquisition are not within either Hawaiian’s or our control and neither of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to June 2, 2025, which may be extended to December 2, 2025 in certain circumstances, it is possible that the acquisition will not be completed in the expected time frame or that the agreement may be terminated.

The regulatory approvals required in connection with our pending acquisition of Hawaiian may not be obtained or may contain materially burdensome conditions. The pending acquisition may also be subject to litigation that could negatively impact our ability to complete the acquisition.

Our ability to close the pending acquisition of Hawaiian is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the pending acquisition or reducing the anticipated benefits of the pending acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the pending acquisition, the business and results of operations of our company following the closing may be adversely affected. Our ability to secure regulatory approval may be subject to litigation, the results of which we cannot guarantee.

The pending acquisition may also be subject to litigation from state attorneys generals or other private challengers, which could jeopardize or delay completion of the pending acquisition. As a result, we may not be able to fully achieve the anticipated benefits of the pending acquisition, and our results of operations and financial position may be negatively impacted.

Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.

As described above, our and Hawaiian’s obligations to consummate our pending acquisition of Hawaiian are subject to the satisfaction or waiver of certain customary conditions. We cannot provide assurance that the conditions to the completion of the pending acquisition of Hawaiian will be satisfied in a timely manner or at all. If our pending acquisition of Hawaiian is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the pending acquisition. Furthermore, if the acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•we will be required to pay certain costs relating to the acquisition, whether or not it is completed, such as legal, accounting, and financial advisers, which could be substantial;

•in certain circumstances as described in the agreement, we may be required to pay a termination fee to Hawaiian Holdings Inc. of $100 million if regulatory approval of the acquisition is not obtained;

•our management will have focused its attention on negotiating and preparing for the acquisition instead of on pursuing other opportunities that could have been beneficial to us;

•the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•any disruptions to our business resulting from the announcement of the acquisition, including any adverse changes in our relationships with our customers, partners, and employees, may continue or intensify in the event the acquisition is not consummated.

We may be unable to integrate Hawaiian’s business with ours successfully and realize the anticipated benefits of the acquisition, which could negatively impact our stock price and our future business and financial results.

The anticipated benefits we expect from the pending acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Hawaiian, which may not materialize as expected or which may prove to be inaccurate. Our stock price could be negatively impacted after the proposed acquisition is completed if we are unable to realize the anticipated benefits of the acquisition on a timely basis or at all. Achieving the benefits of the pending acquisition of Hawaiian will depend, in part, on our ability to integrate the business and operations of Hawaiian successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•successfully managing relationships with our combined customer base and retaining Hawaiian’s customers;

•the ability to successfully integrate Hawaiian's business with ours in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets of the two companies in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•managing Alaska Airlines and Hawaiian Airlines as two distinct brands under one operating certificate, a strategy that has not been implemented in the U.S. commercial airline industry;

•diversion of the attention of our and Hawaiian's management and other key employees;

•integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running a safe and efficient operation;

•disruption of, or the loss of momentum in, our ongoing business;

•liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including transition costs to integrate the two businesses that may exceed the costs that we currently anticipate;

•maintaining productive and effective employee relationships and, in particular, successfully and promptly integrating seniority lists and achieving cost-competitive collective bargaining agreements that cover the combined union-represented work groups;

•limitations prior to the completion of the acquisition on the ability of management of our company and of Hawaiian to conduct planning regarding the integration of the two companies;

•the increased scale of our operations resulting from the acquisition;

•retaining key employees of our company and Hawaiian; and

•obligations that we will have to counterparties of Hawaiian that arise as a result of the change in control of Hawaiian.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business the size of Hawaiian, then we may not achieve the anticipated benefits of the acquisition of Hawaiian and our revenue, expenses, operating results and financial condition could be materially adversely affected.

Each of our and Hawaiian’s indebtedness and other obligations are, and our indebtedness and other obligations following the completion of the acquisition will continue to be, substantial and could adversely affect our business and liquidity.

We and Hawaiian have, and we expect to continue to have following the completion of the acquisition, significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on aircraft equipment and leases, and obligations under aircraft purchase agreements. We expect to incur substantial additional debt in the future specifically as it relates to our payment of the approximately $1 billion aggregate consideration and to our assumption of Hawaiian's indebtedness. Substantial indebtedness and other obligations could have important consequences. For example, they may:

•limit our ability to obtain additional funding for capital expenditures, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•make us more vulnerable to economic downturns and catastrophic external events;

•contain restrictive covenants that could:

◦limit our ability to merge, consolidate, sell assets, incur additional indebtedness, make investments and pay dividends; and

◦significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our operations, the U.S. or global economy, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines; and

•limit our ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

In addition, increases in the cost of financing could adversely affect our liquidity, business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 1C. CYBERSECURITY

Air Group’s management and Board consider cybersecurity to be a critical component of the Company’s risk management plan. Our systems are subject to increasing and evolving cybersecurity risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. The systems of our suppliers, vendors, and other business partners are also at risk. The threat of cybersecurity incidents is included within our company’s annual enterprise risk management (ERM) program that assesses the most significant risks to the enterprise.

Because of the industry in which we operate, we are subject to extensive regulatory requirements connected to cybersecurity, including but not limited to those overseen by the FAA, TSA, and DOT. As a result, it is imperative our cybersecurity risk management is well-planned and sufficiently robust to maintain compliance with these regulations.

The Company’s Chief Information Security Officer (CISO) is responsible for management of material risks from cybersecurity threats. The CISO has multiple years of experience working in information and network security management, and has in-depth knowledge of compliance requirements and standards set by various regulatory agencies. The CISO leads a team dedicated to the prevention, mitigation, detection, and remediation of any cybersecurity incidents. If a potential incident is identified, the CISO is notified and engages the cybersecurity incident response team (CyberSIRT). This team is responsible for declaring a cybersecurity incident and is comprised of individuals from multiple relevant departments. In the event the CyberSIRT declares an incident, the CISO provides overall direction for the response and mitigation of the threat. This response includes actions taken to protect our data and networks, evaluation of the potential materiality of the incident, and the communication of the incident to critical parties, including senior leadership and the Board of Directors.

As part of our annual review of our cybersecurity risk management, we engage third-parties for a variety of processes including external audits, vulnerability assessments, and penetration tests. These processes help ensure our overarching strategy remains effective over time.

The Board of Directors is responsible for overseeing management’s processes to identify and mitigate risks, including cybersecurity risks. The Board’s Audit Committee leads the review and discussion of cybersecurity threats with management and receives updates from the CISO each quarter. Senior management, including the CISO, are available to address questions or concerns from the Audit Committee related to our risk management plan.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our organization. For additional discussion related to the Company’s consideration of cybersecurity risks and their potential impact on our business strategy, results of operations, or financial condition, please refer to Part I, Item 1A. “Risk Factors” in this document.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2023:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737-700F	—	3	—	3	22.9
B737-800F	—	—	1	1	16.3
B737-700	124	11	—	11	23.7
B737-800	159	49	10	59	15.7
B737-900	178	12	—	12	21.4
B737-900ER	178	79	—	79	7.9
B737-8	159	1	—	1	—
B737-9	178	51	14	65	1.2
Total Mainline Fleet		206	25	231	9.7
E175	76	41	42	83	5.0
Total Regional Fleet		41	42	83	5.0
Total		247	67	314	8.4

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

The lease for the B737-800F expires in 2033. The leases for the B737-800 aircraft expire between 2026 and 2028. The leases for the B737-9 aircraft expire between 2031 and 2035. The leased E175 aircraft support Alaska's capacity purchase agreement with SkyWest, and are under agreement through 2034. Alaska has the option to extend some of the leases for additional periods.

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

At the majority of the airports we serve, we lease ticket counters, gates, cargo and baggage space, ground equipment, office space, and other support areas. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Long Beach, CA; Portland, OR; Puyallup, WA; Quincy, WA; Renton, WA; Seattle, WA; and Spokane, WA, call center facilities in Seattle, WA; Phoenix, AZ; and Boise, ID, and hangars in Portland, OR, Everett, WA, and Spokane, WA.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2023, there were 138,960,830 shares of common stock of Alaska Air Group, Inc. issued, 126,090,353 shares outstanding, and 2,349 shareholders of record. In March 2020, the Company suspended the payment of dividends indefinitely. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2023 - October 31, 2023	—	—	—
November 1, 2023 - November 30, 2023	—	—	—
December 1, 2023 - December 31, 2023	1,986,004	$37.76	1,986,004
Total	1,986,004	$37.76	1,986,004	$312
(a) Purchased pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

PERFORMANCE GRAPH

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares our cumulative total stockholder return since December 31, 2018 with the S&P 500 Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2018.

Cumulative Total Return
250
200
150
100
50
0
Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Alaska Air Group
NYSE ARCA Airline
S&P 500

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•Year in Review—highlights from 2023 outlining some of the major events that happened during the year and how they affected our financial performance.

•Results of Operations—an in-depth analysis of our revenue by segment and our expenses from a consolidated perspective for the most recent two years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section also includes forward-looking statements regarding our view of 2024.

•Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments, and off-balance sheet arrangements.

•Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

This section of the Form 10-K covers discussion of 2023 and 2022 results, and comparisons between those years. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

YEAR IN REVIEW

2023 Results

In 2023, Air Group recorded operating revenue of $10.4 billion, the highest in company history, and exceeded pre-pandemic capacity for the first time. Our 2023 consolidated pretax income under GAAP was $323 million compared to $79 million in 2022. The improvement is due to $780 million in increased operating revenue, partially offset by $456 million in increased operating expenses and $80 million in increased non-operating expenses. Increased operating revenue and operating expenses were primarily driven by the continued recovery in air travel demand.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2022, and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure. A glossary of financial terms can be found at the end of Item 1.

Flight 1282 and B737-9 Updates

On January 5, 2024, Alaska temporarily grounded its fleet of 65 B737-9 aircraft in response to an accident in which a plug door detached from the fuselage en-route from Portland, Oregon to Ontario, California. On January 24, 2024, the FAA provided detailed instructions to operators to inspect each aircraft before returning them to service. These inspections were completed by Alaska maintenance technicians, and all aircraft, excluding the aircraft involved in the accident, were returned to service by early February. We also completed inspections of plug doors on our B737-900ER aircraft in accordance with FAA recommendations and identified one minor issue which was immediately resolved.

The accident remains under investigation by the National Transportation Safety Board (NTSB) to determine the root cause of the plug door failure. The NTSB has issued a preliminary report indicating that certain critical parts were not installed at the time the aircraft was delivered to Alaska. In response to the accident, Alaska has since announced that it will audit Boeing's production quality and control systems, as well as enhance quality oversight of aircraft destined for Alaska's fleet from the Boeing production line. Alaska believes these steps will help ensure quality and safety of every new aircraft delivered. The FAA has also announced increased oversight of Boeing's production facilities, including capping expanded production lines for the B737 MAX aircraft type. We anticipate delivery delays as a result of these actions, however, at this time have not received information regarding updated timelines.

Labor Update

In 2023, McGee fleet and ramp service employees, represented by IAM, ratified a new contract which is next amendable in 2025. Also in 2023, Alaska executed certain Letters of Agreement (LOA) with its Mainline pilots, represented by ALPA. One LOA increased payouts of unused sick leave upon retirement. As a result of this change, we recorded a one-time special charge of $51 million. Refer to the 'Results of Operations' section below for additional details. The other LOAs provided increased wage rates to certain Airbus pilots and other quality-of-life enhancements through the end of Alaska's operation of Airbus aircraft, and other enhanced pay policies.

Alaska is in negotiations with its flight attendants, represented by AFA, for an updated CBA. A mediator from the National Railway Labor Board has been assigned and is involved in the negotiations. Horizon has begun negotiations with certain labor groups for updated CBAs, including its pilots, represented by IBT; its flight attendants, represented by AFA; and its mechanics, represented by AMFA.

Subsequent to year end, Alaska reached a tentative agreement with its mechanics, represented by AMFA, on a new, 5-year CBA. Voting by Alaska employees on the agreement is expected to be completed in the first quarter of 2024.

Outlook

Absent the B737-9 impacts described above, the Company anticipated modest capacity growth of 3% to 5% when compared to 2023. With the current lack of insight into delivery delays that may result from the capped production lines at Boeing, we now anticipate our capacity growth could be at or below the lower end of this range. The company also estimates the grounding of the B737-9 fleet through early February negatively impacted results by at least $150 million. Inclusive of this impact, we expect full year 2024 adjusted earnings per share to range between $3.00 and $5.00.
Our top priority is to safely return our B737-9 fleet back into service, and to restore our schedule to 100%. Additionally, our audits and enhanced quality oversight of Boeing’s production line will mean we take an active role in ensuring every airplane delivered to us meets the highest quality and safety standards. We expect to hold Boeing fully accountable for the impacts of the Flight 1282 accident and the ensuing grounding. As of the date of this filing, we have received initial compensation for the estimated financial losses related to Flight 1282 and the B737-9 grounding, however the terms of a complete settlement have not been finalized. Compensation up to the amounts of lost profits due to short term performance issues in the first quarter of 2024 will be accounted for in 2024 earnings, with any remaining compensation to be accounted for as a reduction of the cost basis in certain aircraft. The terms of the initial compensation and to-be-finalized settlement are confidential, but are intended to address the financial damages associated with the accident and grounding.

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

•Cost per ASM (CASM) excluding fuel and special items is one of the most important measures used by management and by our Board of Directors in assessing quarterly and annual cost performance.

•CASM excluding fuel and special items is a measure commonly used by industry analysts and we believe it is an important metric by which they have historically compared our airline to others in the industry. The measure is also the subject of frequent questions from investors.

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

OPERATING STATISTICS SUMMARY (unaudited)

Below are operating statistics we use to measure performance.

	Twelve Months Ended December 31,
	2023	2022	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	44,557	41,468	7%
RPMs (000,000) "traffic"	57,362	51,330	12%
ASMs (000,000) "capacity"	68,524	60,773	13%
Load factor	83.7%	84.5%	(0.8) pts
Yield	16.61¢	17.16¢	(3)%
RASM	15.21¢	15.87¢	(4)%
CASMex(b)	10.14¢	10.41¢	(3)%
Economic fuel cost per gallon(b)	$3.21	$3.42	(6)%
Fuel gallons (000,000)	824	758	9%
ASMs per gallon	83.2	80.2	4%
Departures (000)	414	404	2%
Average full-time equivalent employees (FTEs)	23,319	22,564	3%
Mainline Operating Statistics:
Revenue passengers (000)	35,307	31,795	11%
RPMs (000,000) "traffic"	52,975	46,812	13%
ASMs (000,000) "capacity"	63,292	55,224	15%
Load factor	83.7%	84.8%	(1.1) pts
Yield	15.28¢	15.92¢	(4)%
RASM	14.12¢	14.91¢	(5)%
CASMex(b)	9.23¢	9.45¢	(2)%
Economic fuel cost per gallon(b)	$3.18	$3.40	(6)%
Fuel gallons (000,000)	713	646	10%
ASMs per gallon	88.8	85.5	4%
Departures (000)	268	244	10%
Average full-time equivalent employees (FTEs)	18,129	17,224	5%
Aircraft utilization	11.4	9.9	15%
Average aircraft stage length	1,387	1,347	3%
Operating fleet(d)	231	225	6 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	9,250	9,673	(4)%
RPMs (000,000) "traffic"	4,387	4,518	(3)%
ASMs (000,000) "capacity"	5,232	5,549	(6)%
Load factor	83.8%	81.4%	2.4 pts
Yield	32.57¢	29.97¢	9%
RASM	28.26¢	25.34¢	12%
Departures (000)	146	160	(9)%
Operating fleet (d)	83	86	(3) a/c
(a) Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b) See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c) Data presented includes information related to flights operated by Horizon and third-party carriers.
(d) Excludes all aircraft removed from operating service.

2023 COMPARED WITH 2022

Our consolidated net income for 2023 was $235 million, or $1.83 per share, compared to consolidated net income of $58 million, or $0.45 per share, in 2022.

Excluding the impact of special items and mark-to-market fuel adjustments, our adjusted consolidated net income for 2023 was $583 million, or $4.53 per share, compared to adjusted consolidated net income of $556 million, or $4.35 per share, in 2022. The following table reconciles our adjusted net income per share (EPS) to amounts as reported in accordance with GAAP:

	Twelve Months Ended December 31,
	2023		2022
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income per share	$235	$1.83	$58	$0.45
Mark-to-market fuel hedge adjustments	(2)	(0.02)	76	0.60
Special items - fleet transition and other	392	3.05	496	3.88
Special items - labor and related	51	0.40	84	0.66
Special items - net non-operating	18	0.14	—	—
Income tax effect of reconciling items above	(111)	(0.87)	(158)	(1.24)
Non-GAAP adjusted net income per share	$583	$4.53	$556	$4.35

CASM excluding fuel and special items reconciliation is summarized below:

	Twelve Months Ended December 31,
(in cents)	2023		2022		% Change
Consolidated:
CASM	14.64	¢	15.76	¢	(7)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.85		4.39		(12)%
Special items - fleet transition and other	0.57		0.82		(30)%
Special items - labor and related	0.08		0.14		(43)%
CASM excluding fuel and special items	10.14	¢	10.41	¢	(3)%

Mainline:
CASM	13.51	¢	14.42	¢	(6)%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.57		4.11		(13)%
Special items - fleet transition and other	0.63		0.71		(11)%
Special items - labor and related	0.08		0.15		(47)%
CASM excluding fuel and special items	9.23	¢	9.45	¢	(2)%

OPERATING REVENUE

Total operating revenue increased $780 million, or 8%, during 2023 compared to the same period in 2022. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2023	2022	% Change
Passenger revenue	$9,526	$8,808	8%
Mileage Plan other revenue	648	590	10%
Cargo and other revenue	252	248	2%
Total Operating Revenue	$10,426	$9,646	8%

Passenger revenue

On a consolidated basis, Passenger revenue for 2023 increased by $718 million, or 8%, on a 12% increase in passenger traffic, partially offset by a 3% decrease in yield. The increase in traffic was driven by greater capacity compared to 2022, as incremental departures were primarily operated by larger aircraft in our Mainline fleet. On the product side, revenue generated by first and premium cabins grew 12% as compared to 2022. This growth was offset by softening of yields as a result of excess capacity in domestic markets as demand shifted to international destinations during the summer months.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $58 million, or 10%, compared to 2022, primarily driven by higher commissions from our bank card partners due to increased spend levels, annual membership fees, and credit card acquisitions.

OPERATING EXPENSES

Total operating expenses increased $456 million, or 5%, compared to 2022. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2023	2022	% Change
Aircraft fuel, including hedging gains and losses	$2,641	$2,668	(1)%
Non-fuel operating expenses, excluding special items	6,948	6,328	10%
Special items - fleet transition and other	392	496	(21)%
Special items - labor and related	51	84	(39)%
Total Operating Expenses	$10,032	$9,576	5%

Aircraft fuel

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

Aircraft fuel expense decreased $27 million, or 1%, compared to 2022. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2023		2022
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$2,579	$3.13	$2,761	$3.64
(Gain)/loss on settled hedges	64	0.08	(169)	(0.22)
Consolidated economic fuel expense	$2,643	$3.21	$2,592	$3.42
Mark-to-market fuel hedge adjustments	(2)	—	76	0.10
GAAP fuel expense	$2,641	$3.21	$2,668	$3.52
Fuel gallons		824		758

Raw fuel expense decreased 7% in 2023 compared to 2022, due to lower per gallon costs, partially offset by increased fuel consumption. Raw fuel expense per gallon decreased 14% due to lower all-in jet fuel prices. Jet fuel prices are impacted by the price of crude oil and refining margins associated with the conversion of crude oil to jet fuel, both of which have decreased in 2023 compared to 2022. Fuel gallons consumed increased 9%, driven by a 13% increase in capacity.

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

Losses recognized for hedges that settled during the year were $64 million in 2023, compared to gains of $169 million in 2022. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

In the fourth quarter of 2023, we suspended our crude oil hedge program. Our final option position will settle in the first quarter of 2025.

We expect our economic fuel cost per gallon in the first quarter of 2024 to range between $2.85 and $2.95 per gallon.

Non-fuel expenses

	Twelve Months Ended December 31,
(in millions)	2023	2022	% Change
Wages and benefits	$3,041	$2,640	15%
Variable incentive pay	200	257	(22)%
Aircraft maintenance	488	424	15%
Aircraft rent	208	291	(29)%
Landing fees and other rentals	680	581	17%
Contracted services	389	329	18%
Selling expenses	303	295	3%
Depreciation and amortization	451	415	9%
Food and beverage service	241	197	22%
Third-party regional carrier expense	218	182	20%
Other	729	717	2%
Total non-fuel operating expenses, excluding special items	$6,948	$6,328	10%

Wages and benefits

Wages and benefits expense increased during 2023 by $401 million, or 15%, compared to 2022. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2023	2022	% Change
Wages	$2,333	$2,024	15%
Payroll taxes	162	148	9%
Medical and other benefits	314	263	19%
Defined contribution plans	203	160	27%
Pension - Defined benefit plans	29	45	(36)%
Total Wages and benefits	$3,041	$2,640	15%

Wages increased $309 million, or 15%, on 3% growth in FTEs. When combined with FTE increases, higher wage rates drove incremental year-over-year expense for wages and payroll taxes. Annual step increases, as well as a market rate adjustment for Mainline pilots per the terms of the current CBA, were the primary drivers of higher wage rates. Higher stock-based compensation also contributed to the increase in wages, driven by additional stock award grants within the period.

Increased expense for medical and other benefits was primarily driven by an increase in claims compared to the prior year and incremental FTEs. Incremental expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for several labor groups. Decreased defined benefit expense was driven by changes in actuarial assumptions.

We expect wages and benefits expense to be higher in 2024 due to increases in wage rates. Wages and benefits could also increase further in 2024 due to future agreements we may reach with represented labor groups.

Variable incentive pay

Variable incentive pay expense decreased $57 million, or 22%, compared to 2022. The decrease is driven by reduced payouts under the Performance-Based Pay Plan due to decreased achievement of certain targets, partially offset by a higher overall employee wage base.

Aircraft maintenance

Aircraft maintenance expense increased $64 million, or 15%, compared to 2022. The increase was primarily driven by the new power-by-the-hour contract for B737-900ER engines and increased aircraft utilization, partially offset by $35 million of lease return costs in the first quarter of 2022 that did not recur in 2023 as all lease return costs associated with the Company's fleet transition have been recorded to Special items - fleet transition and other since the announcement of our fleet transition plan in the second quarter of 2022.

We expect aircraft maintenance expense to be higher in 2024 due to fleet growth and a new contract effective in 2024 for certain E175 engines.

Aircraft rent

Aircraft rent expense decreased $83 million, or 29%, compared to 2022. The decrease was driven by the retirement of all Airbus aircraft from our operating fleet by the third quarter of 2023. These decreases were partially offset by delivery of four leased B737-9 aircraft in 2023.

We expect aircraft rent to decrease in 2024 driven by a reduction in leased aircraft as a result of exiting the Airbus fleet, partially offset by the annualization of expense for leased aircraft deliveries in 2023.

Landing fees and other rentals

Landing fees and other rental expense increased $99 million, or 17%, compared to 2022. The increase was primarily driven by higher terminal rent costs resulting from both rate and volume increases at many airports. Landing fees also increased due to higher rates and larger landing weights due a shift in the mix of flying from Regional to Mainline and upgauging our fleet.

We expect landing fees and other rentals to increase in 2024 as we continue to increase capacity and departures across our network.

Contracted services

Contracted services expense increased by $60 million, or 18%, compared to 2022, primarily driven by higher rates charged by vendors for services as well as an increase in passengers.

We expect contracted services to increase in 2024 as we continue to increase capacity and departures throughout our network.

Food and beverage service

Food and beverage service expense increased by $44 million, or 22%, compared to 2022, primarily driven by a combination of a 7% increase in passengers and higher costs for food, food service supplies, and transportation.

We expect food and beverage service to increase in 2024 as we continue to increase capacity and departures throughout our network.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under our CPA, increased $36 million, or 20%, in 2023 compared to 2022. The increase in third-party regional carrier expense is driven by incremental SkyWest-operated departures. SkyWest departures have risen due to the annualization of ten E175 aircraft operating under the CPA which were delivered during the first half of 2022. Higher wage rates for flight crews have also contributed to the increase.

Special items

We recorded expenses associated with fleet transition activities of $392 million in 2023. Refer to Note 2 to the consolidated financial statements for additional details.

We also recorded a nonrecurring expense of $51 million in 2023 due to a Letter of Agreement with Alaska pilots, represented by ALPA. The charge is a one-time adjustment of accrued benefits related to expected future cash payments of pilots' unused sick leave upon retirement.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 14 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline operations reported an adjusted pretax income of $820 million in 2023, compared to an adjusted pretax income of $855 million in 2022. The $35 million decrease was driven by a $625 million increase in non-fuel operating expense, a $69 million increase in fuel expense, and a $45 million increase in non-operating expense, partially offset by a $704 million increase in operating revenue.

Compared to the prior year, non-fuel operating expenses increased due largely to higher wage rates and higher variable costs consistent with growth in capacity and departures. Additional gallons consumed and losses from settled hedges compared to gains in the prior year drove the increase in fuel expense. Non-operating expense increased primarily driven by increases to certain components of pension expense. Higher operating revenue was primarily attributable to a 13% increase in traffic consistent with growth in capacity, as well as continued strength in the Mileage Plan program.

Regional

Regional operations reported an adjusted pretax loss of $22 million in 2023, compared to an adjusted pretax loss of $76 million in 2022. Improved results were driven by a $72 million increase in operating revenue, attributable to a higher yield compared to the prior year, as well as decreased fuel expense on a lower price per gallon.

Horizon

Horizon reported an adjusted pretax loss of $11 million in 2023, compared to an adjusted pretax loss of $46 million in 2022. Improved results were attributable to decreased operating expenses consistent with less flying and other cost savings following Horizon’s transition to a single fleet, as well as updates to internal rates under Horizon’s CPA with Alaska. These improvements were partially offset by higher interest expense associated with debt financing of new E175 deliveries in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities of $1.8 billion;

•Cash flows from operations of $1.1 billion;

•Our Mileage Plan program and 69 unencumbered aircraft which could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $550 million.

In 2023, we took free and clear delivery of 24 owned B737-9 and one owned B737-8 aircraft. We incurred new debt of $595 million and made debt payments totaling $282 million. We ended the year with a debt-to-capitalization ratio of 46%, within our target range of 40% to 50%. We also resumed share repurchases during the year, spending $145 million in 2023, pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

We believe that our current cash and marketable securities balance, combined with available sources of liquidity, will be sufficient to fund our operations, meet our debt payment obligations, and remain in compliance with the financial debt covenants in existing financing arrangements for the foreseeable future. As our operation normalized in 2023, we made intentional reductions to our outstanding cash and marketable securities balance to move closer to our target liquidity range of $2 billion to $2.4 billion, inclusive of undrawn lines of credit.

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

The table below presents the major indicators of our financial condition and liquidity:

(in millions)	December 31, 2023	December 31, 2022	Change
Cash and marketable securities	$1,791	$2,417	(26)%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	22%	29%	(7) pts
Long-term debt, net of current portion	$2,182	$1,883	16%
Shareholders’ equity	$4,113	$3,816	8%

Debt-to-capitalization, including operating and finance leases

(in millions)	December 31, 2023	December 31, 2022	Change
Long-term debt, net of current portion	$2,182	$1,883	16%
Capitalized operating leases	1,283	1,621	(21)%
Capitalized finance leases(a)	64	—	NM
Adjusted debt, net of current portion of long-term debt	$3,529	$3,504	1%
Shareholders' equity	4,113	3,816	8%
Total invested capital	$7,642	$7,320	4%

Debt-to-capitalization, including operating and finance leases	46%	48%
(a) To best reflect our leverage at December 31, 2023, we included our capitalized finance leases balance, which is recognized within the Current portion of long-term debt and finance leases line in the consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items, and rent

(in millions)	December 31, 2023	December 31, 2022
Current portion of long-term debt and finance leases	$353	$276
Current portion of operating lease liabilities	158	228
Long-term debt	2,182	1,883
Long-term operating lease liabilities, net of current portion	1,125	1,393
Total adjusted debt	3,818	3,780
Less: Cash and marketable securities	(1,791)	(2,417)
Adjusted net debt	$2,027	$1,363

(in millions)	December 31, 2023	December 31, 2022
GAAP Operating Income	$394	$70
Adjusted for:
Special items	443	580
Mark-to-market fuel hedge adjustments	(2)	76
Depreciation and amortization	451	415
Aircraft rent	208	291
EBITDAR	$1,494	$1,432
Adjusted net debt to EBITDAR	1.4x	1.0x

The following discussion summarizes the primary drivers of the decrease in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Cash provided by operating activities was $1.1 billion in 2023 compared to $1.4 billion in 2022. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state and local taxing authorities.

The $368 million net decrease in our operating cash flows is due to a combination of factors. 2022 operating cash flows included federal income tax refunds of $295 million. Additionally, the Company had increased uses of cash in 2023 on higher operating expenses and on the settlement of certain A321neo operating leases. These amounts were partially offset by an improved net income compared to the prior year.

Cash Used in Investing Activities

Cash used in investing activities was $1.0 billion in 2023 compared to $1.2 billion in 2022. The decrease in cash used is primarily driven by reduced capital expenditures for aircraft purchase deposits and other property and equipment, which were $1.5 billion in 2023 compared to $1.7 billion in 2022.

Cash Used in Financing Activities

Cash used in financing activities was $147 million in 2023 compared to $325 million in 2022. The decrease in cash used is driven by a combination of factors. We had debt proceeds in 2023 of $411 million, net of issuance costs, compared to none in the prior year. We made $282 million in debt payments compared to $385 million in the prior year. These changes were partially offset by the resumption of our share repurchase program and other financing activities, which resulted in net cash outflows of $137 million and $139 million, respectively. Other financing activities were largely comprised of settlements of certain A321neo finance leases.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations:

Aircraft Commitments

As of December 31, 2023, Alaska has firm orders to purchase 80 B737 aircraft with deliveries between 2024 and 2027. Alaska also has rights for 105 additional B737 aircraft through 2030.

In January 2024, the FAA ordered the grounding of B737-9 aircraft and mandated inspections to address safety concerns with the aircraft. The FAA has also announced increased oversight of Boeing's production facilities, including capping expanded production lines for the B737 MAX aircraft type. At this time, we are unable to estimate the impact of these events on the timing of contractual deliveries of B737 aircraft. The tables below outlining our expected fleet count by year and anticipated fleet counts are based on contractual terms with Boeing and do not incorporate the impact of potential delivery delays.

As of December 31, 2023, Horizon has commitments to purchase nine E175 aircraft with deliveries between 2024 and 2026. Horizon has options to acquire ten E175 aircraft between 2025 and 2026. The E175 deliveries expected through the end of 2024 are covered under a financing agreement executed in 2023. Capital expenditures for the deliveries in 2024, which are included within aircraft-related commitments in the contractual obligations table below, will be reflected as non-cash transaction in the consolidated statements of cash flows. Subsequent to year end, two of Horizon's ten E175 options expired.

Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our anticipated fleet count by year, as of December 31, 2023:

	Actual Fleet Count		Anticipated Fleet Activity
Aircraft	Dec 31, 2022	Dec 31, 2023	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026
B737-700 Freighters	3	3	—	3	—	3	—	3
B737-800 Freighters	—	1	1	2	—	2	—	2
B737-700	11	11	—	11	—	11	—	11
B737-800	61	59	—	59	—	59	—	59
B737-900	12	12	—	12	—	12	—	12
B737-900ER	79	79	—	79	—	79	—	79
B737-8	—	1	7	8	12	20	—	20
B737-9	37	65	16	81	—	81	—	81
B737-10	—	—	—	—	11	11	19	30
A320	12	—	—	—	—	—	—	—
A321neo	10	—	—	—	—	—	—	—
Total Mainline Fleet	225	231	24	255	23	278	19	297
E175 operated by Horizon	33	41	3	44	3	47	3	50
E175 operated by third party	42	42	—	42	1	43	—	43
Q400 operated by Horizon	11	—	—	—	—	—	—	—
Total Regional Fleet	86	83	3	86	4	90	3	93
Total	311	314	27	341	27	368	22	390

We intend to finance future aircraft deliveries and option exercises using cash flow from operations or long-term debt.

Fuel Hedge Positions

In the fourth quarter of 2023, we suspended our crude oil hedge program. Existing positions entered into before suspension of the program will settle through the first quarter of 2025. All future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We have historically hedged up to 50% of our expected consumption. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2024	50%	$90	$5
Second Quarter 2024	40%	$90	$5
Third Quarter 2024	30%	$88	$5
Fourth Quarter 2024	20%	$87	$5
Full Year 2024	35%	$89	$5
First Quarter 2025	10%	$92	$5
Full Year 2025	2%	$92	$5

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2023. For agreements with variable terms, amounts included reflect our minimum obligations. Discussion of these obligations follow the table below.

(in millions)	2024	2025	2026	2027	2028	Beyond	Total
Debt obligations	$294	$351	$307	$630	$114	$790	$2,486
Lease commitments(a)	289	199	202	196	186	703	1,775
Aircraft-related commitments(b)	1,252	1,366	1,097	600	151	716	5,182
Interest obligations(c)	125	103	96	87	43	88	542
CPA and other obligations	235	230	224	220	223	515	1,647
Total	$2,195	$2,249	$1,926	$1,733	$717	$2,812	$11,632
(a) Lease commitments include minimum payments for aircraft operated under operating leases and aircraft removed from operating service which remain under operating and finance leases, as we have remaining cash obligations under existing terms. It also includes minimum lease payments for facilities.
(b) Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c) For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2023.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. In 2023, the Company incurred new debt of $595 million and repaid $282 million in existing debt. At December 31, 2023 and inclusive of the impact of our interest rate swaps, our debt portfolio carries a weighted average interest rate of 4.4%. Interest is paid with regular debt service. Refer to Note 6 to the consolidated financial statement for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with our capacity purchase agreements between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For many of our leased aircraft, contractual terms require us to return the aircraft in a specified state. As a result of these contractual terms, we may incur significant costs to return aircraft at the termination of the lease. Costs to return leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return, unless a determination is made to remove the leased asset from operation. If the leased aircraft is removed from the operating fleet, the estimated cost to return is accrued at the time of removal. If a leased aircraft has a known early retirement date in the future, the estimated cost to return is accrued through the retirement date. Lease return accrual estimates are based on the time remaining on the lease, planned aircraft usage, and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. A total of $112 million is accrued for lease returns at December 31, 2023, including costs recorded in prior year periods, and the full balance is included within Other accrued liabilities in the consolidated balance sheets.

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

Sustainability Commitments

As part of our efforts to reach net-zero carbon emissions by 2040, we have outlined a five-part path that includes operational efficiency, fleet renewal, sustainable aviation fuel (SAF), investing in new technologies, and using credible offsetting and removal technologies to close the gaps to our emissions target in future years. We anticipate these efforts will require cash outlays, not all of which are reflected in our contractual commitments. Finding and establishing relationships with suppliers to meet these commitments is in process. Currently, Alaska has agreements to purchase approximately 200 million gallons of neat SAF to be delivered through 2030. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. Financial commitments that have been contractually established and have defined minimum obligations, including those related to Alaska Star Ventures, are included within the CPA and other obligations row in the above table.

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

Proposed Acquisition of Hawaiian Holdings Inc.

On December 2, 2023, the Company entered into a definitive agreement to acquire Hawaiian Holdings, Inc. (Hawaiian). The Company has agreed to pay Hawaiian's shareholders $18.00 per share, or approximately $1.0 billion, in cash for the outstanding shares of Hawaiian Holdings, Inc. In addition, the Company expects to assume Hawaiian's debt and lease obligations on the date of acquisition. The acquisition is subject to approval by Hawaiian's shareholders and various regulatory bodies, among other customary closing conditions. The Company expects to fund this acquisition through a combination of existing cash and marketable securities, new debt, as well as other available sources of liquidity.

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

FREQUENT FLYER PROGRAMS

Alaska's Mileage Plan loyalty program awards mileage credits, referred to as miles, to members who fly on our airlines and our airline partners. We also sell services, including miles for transportation, Companion Fare™ certificates, priority boarding, bag fee waivers, and access to our brand and customer lists to major banks that offer Alaska co-branded credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels, and car rental agencies. Outstanding miles may be redeemed for travel on our airlines or eligible airline partners, and for non-airline products such as hotels. The existence of outstanding miles held by Mileage Plan members represents an obligation to provide future travel.
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

At December 31, 2023, we had approximately 341 billion miles outstanding, resulting in an aggregate deferred revenue balance of $2.6 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.
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

2.The number of miles that will not be redeemed for travel (breakage):

We estimate how many miles will be used per award by employing a relative selling price method to allocate revenue from passenger ticket sales between air transportation and earned mileage credits. The portion attributed to mileage credits is deferred initially and recognized in passenger revenue upon redemption. We determine the estimated value of mileage credits using an equivalent ticket approach, considering historical data on award redemption patterns.

Our estimates are based on the current requirements in our Mileage Plan program and historical and future award redemption patterns.

We review significant Mileage Plan assumptions on an annual basis, or more frequently should circumstances indicate a need, and change our assumptions if facts and circumstances indicate that a change is necessary. The Company regularly updates breakage estimates for the portion of loyalty mileage credits not expected to be redeemed. These estimates are based upon statistical analyses of historical data. A hypothetical 1% change in the amount of outstanding miles estimated to be redeemed would result in an approximately $10 million impact on annual revenue recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate risk on our variable rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and have historically sought to manage market risk through execution of our hedging strategy and other means.

We have market-sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge our exposure to crude oil price increases and interest rate increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Aircraft Fuel

Currently, our fuel hedging portfolio consists of crude oil call options. Call options are designed to cap our pricing for the crude oil component of jet fuel, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash paid for hedge premiums. We estimate that a hypothetical 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2023 would change the fair value of our crude oil hedge portfolio to approximately $26 million or $4 million.

The portfolio value of our fuel hedge contracts was $11 million at December 31, 2023 compared to a portfolio value of $44 million at December 31, 2022. We did not have any collateral held by counterparties on these agreements as of December 31, 2023.

In the fourth quarter of 2023, we suspended our fuel hedge program. Existing positions entered into before the suspension will settle through the first quarter of 2025. We believe refining margins represent a significant source of our fuel expense volatility, particularly given our geographic concentration on the West Coast. We are exploring alternative strategies that will enable fuel cost optimization and mitigate our concentrated reliance on West Coast refineries.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations, which include variable rate instruments, as well as our short-term investment portfolio. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable rate debt held during 2023 would have correspondingly changed our net earnings and cash flows associated with these items by less than $5 million. Our variable rate debt represents approximately 39% and 24% of our total long-term debt as of December 31, 2023 and December 31, 2022. Approximately $253 million of the Company's total variable rate notes payable were effectively fixed via interest rate swaps at December 31, 2023.

Our exposure to interest rate variability is further mitigated through our variable rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2023, interest income would increase by approximately $18 million.

Inflationary Risk

Inflation in the United States remained elevated throughout 2023. Although a portion of our operating costs are subject to contractual escalation caps, a portion are not, and are therefore subject to a greater degree of inflationary pressures. Examples include fuel costs, goods and services for which we do not have existing contracts, wages for employees, airport costs based on cost recovery models, and certain vendor costs that include wage increase clauses, among others. Elevated inflation rates for a prolonged period of time, without a contemporaneous increase our fares at a similar rate, may have a negative impact to our financial results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of Mileage Plan model

As discussed in Note 3 to the consolidated financial statements, the Company has a Mileage Plan loyalty program which provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. The Company utilizes a complex model to account for the Mileage Plan program, which involves numerous inputs and assumptions. Deferred revenues related to the Mileage Plan program were $2.6 billion as of December 31, 2023. Associated Mileage Plan revenues recognized from deferred revenue and recorded in passenger revenue were $1.0 billion for the year ended December 31, 2023.

We identified the assessment of the Mileage Plan model as a critical audit matter. This was due to the high degree of auditor judgment required to assess that sufficient audit evidence was obtained over the model as well as the key inputs and assumptions used to develop the estimates of Mileage Plan revenue and deferred revenue due to the complex design of the model. Key inputs include miles credited via the co-branded credit card and miles redeemed and key assumptions include estimated breakage and the relative standalone selling prices for performance obligations in a co-branded affinity agreement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Mileage Plan model. This included controls related to the integrity of the model as well as the key inputs and key assumptions utilized in the model. We checked the accuracy of key calculations utilized in the Mileage Plan model. We tested the completeness and accuracy of information technology system data used to determine the miles credited via the co-branded credit card and miles redeemed inputs. We considered changes in the Mileage Plan program terms, economic conditions and customer behavior for potential changes in the breakage rate or the relative selling prices for performance obligations in a co-branded affinity agreement. We evaluated fluctuations in Mileage Plan balances in relation to program changes, economic conditions, and observed industry trends and events.

In addition, we evaluated the sufficiency of audit evidence obtained over the Mileage Plan model by assessing the results of procedures performed.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.

Seattle, Washington
February 14, 2024

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$281	$338
Marketable securities	1,510	2,079
Total cash and marketable securities	1,791	2,417
Receivables - net	383	296
Inventories and supplies - net	116	104
Prepaid expenses	176	163
Other current assets	239	60
Total Current Assets	2,705	3,040

Property and Equipment
Aircraft and other flight equipment	10,425	9,053
Other property and equipment	1,814	1,661
Deposits for future flight equipment	491	670
	12,730	11,384
Less accumulated depreciation and amortization	4,342	4,127
Total Property and Equipment - Net	8,388	7,257

Other Assets
Operating lease assets	1,195	1,471
Goodwill and intangible assets	2,033	2,038
Other noncurrent assets	292	380
Total Other Assets	3,520	3,889

Total Assets	$14,613	$14,186

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2023	2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$207	$221
Accrued wages, vacation and payroll taxes	584	619
Air traffic liability	1,136	1,180
Other accrued liabilities	800	846
Deferred revenue	1,221	1,123
Current portion of operating lease liabilities	158	228
Current portion of long-term debt and finance leases	353	276
Total Current Liabilities	4,459	4,493

Long-Term Debt, Net of Current Portion	2,182	1,883

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,125	1,393
Deferred income taxes	695	574
Deferred revenue	1,382	1,374
Obligation for pension and post-retirement medical benefits	362	348
Other liabilities	295	305
Total Noncurrent Liabilities	3,859	3,994

Commitments and Contingencies (Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2023 - 138,960,830 shares; 2022 - 136,883,042 shares, Outstanding: 2023 - 126,090,353 shares; 2022 - 127,533,916 shares	1	1
Capital in excess of par value	695	577
Treasury stock (common), at cost: 2023 - 12,870,477 shares; 2022 - 9,349,944 shares	(819)	(674)
Accumulated other comprehensive loss	(299)	(388)
Retained earnings	4,535	4,300
	4,113	3,816
Total Liabilities and Shareholders' Equity	$14,613	$14,186

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2023	2022	2021
Operating Revenue
Passenger revenue	$9,526	$8,808	$5,499
Mileage Plan other revenue	648	590	461
Cargo and other revenue	252	248	216
Total Operating Revenue	10,426	9,646	6,176

Operating Expenses
Wages and benefits	3,041	2,640	2,218
Variable incentive pay	200	257	151
Payroll Support Program grant wage offset	—	—	(914)
Aircraft fuel, including hedging gains and losses	2,641	2,668	1,279
Aircraft maintenance	488	424	364
Aircraft rent	208	291	254
Landing fees and other rentals	680	581	555
Contracted services	389	329	235
Selling expenses	303	295	173
Depreciation and amortization	451	415	394
Food and beverage service	241	197	139
Third-party regional carrier expense	218	182	147
Other	729	717	507
Special items - fleet transition and other	392	496	(1)
Special items - labor and related	51	84	(10)
Total Operating Expenses	10,032	9,576	5,491
Operating Income	394	70	685

Non-operating Income (Expense)
Interest income	80	53	25
Interest expense	(121)	(108)	(128)
Interest capitalized	27	14	11
Special items - net non-operating	(18)	—	—
Other - net	(39)	50	36
Total Non-operating Income (Expense)	(71)	9	(56)
Income Before Income Tax	323	79	629
Income tax expense	88	21	151
Net Income	$235	$58	$478

Basic Earnings Per Share	$1.84	$0.46	$3.82
Diluted Earnings Per Share	$1.83	$0.45	$3.77
Shares used for computation:
Basic	127.375	126.657	125.063
Diluted	128.708	127.899	126.775

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2023	2022	2021

Net Income	$235	$58	$478
Other comprehensive income (loss), net of tax
Marketable securities	46	(76)	(27)
Employee benefit plans	48	(67)	246
Interest rate derivative instruments	(5)	17	13
Total other comprehensive income (loss), net of tax	89	(126)	232

Total Comprehensive Income (Loss), net of tax	$324	$(68)	$710

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2020	124.217	$1	$391	$(674)	$(494)	$3,764	$2,988
2021 net income	—	—	—	—	—	478	478
Other comprehensive income	—	—	—	—	232	—	232
Stock-based compensation	0.010	—	44	—	—	—	44
CARES Act warrant issuances	—	—	16	—	—	—	16
Stock issued for employee stock purchase plan	1.255	—	48	—	—	—	48
Stock issued under stock plans	0.424	—	(5)	—	—	—	(5)
Balance at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
2022 net income	—	—	—	—	—	58	58
Other comprehensive loss	—	—	—	—	(126)	—	(126)
Stock-based compensation	0.017	—	35	—	—	—	35
Stock issued for employee stock purchase plan	1.293	—	54	—	—	—	54
Stock issued under stock plans	0.318	—	(6)	—	—	—	(6)
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
2023 net income	—	—	—	—	—	235	235
Other comprehensive income	—	—	—	—	89	—	89
Common stock repurchase	(3.521)	—	—	(145)	—	—	(145)
Stock-based compensation	0.017	—	60	—	—	—	60
Stock issued for employee stock purchase plan	1.855	—	59	—	—	—	59
Stock issued under stock plans	0.205	—	(1)	—	—	—	(1)
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$235	$58	$478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	451	415	394
Stock-based compensation and other	85	42	51
Special items - fleet transition and other	371	496	(1)
Special items - labor and related	51	—	—
Special items - restructuring charges	—	—	(10)
Changes in certain assets and liabilities:
Changes in deferred income taxes	81	22	104
(Increase) decrease in accounts receivable	(19)	(45)	(69)
Increase (decrease) in air traffic liability	(44)	17	90
Increase in deferred revenue	106	139	81
Pension contribution	—	—	(100)
Federal income tax refund	—	295	3
Other - net	(267)	(21)	9
Net cash provided by operating activities	1,050	1,418	1,030
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(1,055)	(1,272)	(68)
Other flight equipment	(197)	(208)	(126)
Other property and equipment	(242)	(191)	(98)
Total property and equipment additions	(1,494)	(1,671)	(292)
Purchases of marketable securities	(536)	(1,797)	(4,301)
Sales and maturities of marketable securities	1,152	2,252	3,595
Proceeds from disposition of assets	32	4	2
Other investing activities	(118)	(6)	(12)
Net cash used in investing activities	(964)	(1,218)	(1,008)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	411	—	363
Long-term debt payments	(282)	(385)	(1,334)
Common stock repurchases	(137)	—	—
Other financing activities	(139)	60	57
Net cash used in financing activities	(147)	(325)	(914)
Net decrease in cash and cash equivalents	(61)	(125)	(892)
Cash, cash equivalents, and restricted cash at beginning of period	369	494	1,386
Cash, cash equivalents, and restricted cash at end of period	$308	$369	$494

Year Ended December 31 (in millions)	2023	2022	2021
Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$105	$71	$109
Income taxes, net of refunds received	15	—	48

Non-cash transactions:
Right-of-use assets acquired through operating leases	$178	$461	$273
Operating leases converted to finance leases	505	—	—
Property and equipment acquired through the issuance of debt	179	—	—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$281	$338	$470
Restricted cash included in Other noncurrent assets	27	31	24
Total cash, cash equivalents, and restricted cash at end of period	$308	$369	$494
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group (Air Group, or the Company), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Our consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and their preparation requires the use of management’s estimates. Actual results may differ from these estimates. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $14 million and $9 million at December 31, 2023 and 2022, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

The Company's restricted cash balances are not material and are classified as Other noncurrent assets. Restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs, or other contractual rights. They consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Marketable Securities

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value are reflected in accumulated other comprehensive income (loss).

The Company evaluates the investment portfolio on a quarterly basis for expected credit losses. The Company uses a systematic methodology that groups assets by relevant market sector, and considers available quantitative and qualitative evidence in evaluating potential allowances for credit losses. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market and industry conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, the Company's intent and ability to hold, or plans to sell, the investment. Once a decline in fair value is determined to be the result of an expected credit loss, an allowance is recorded to Other—net in the consolidated statements of operations.

Receivables - net

Receivables primarily consist of amounts due from credit card processors for the sale of passenger tickets, from the Company's affinity card partner for the purchase of miles under our loyalty program, and from taxing authorities for certain tax receivables. Given the nature of these receivables, reserves are immaterial to the overall balance. In 2023, certain A321neos were sold to a third-party with full payment for the aircraft occurring in January 2024. The balance owed to Alaska as of December 31, 2023 for these transactions was classified within Receivables - net.

Inventories and Supplies - net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies - net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $60 million and $55 million at December 31, 2023 and 2022. Removals from the reserve in 2023 were immaterial. Inventory and supplies - net also includes fuel inventory of $31 million and $38 million at December 31, 2023 and 2022. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment, and Depreciation

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. The total balance of goodwill is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that an impairment may exist. The assessment utilizes either a qualitative or quantitative approach. The qualitative approach considers factors such as Alaska Air Group market capitalization and other market trends, and unobservable inputs, including Company specific cash flow and performance information. If it is determined that it is more likely than not that the asset may be impaired, management utilizes a quantitative approach to assess the asset's fair value and the amount of impairment and a charge may be recorded. In 2023, the fair value of the Mainline reporting unit exceeded its carrying value.

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived airport slots recorded in conjunction with the acquisition of Virgin America. Indefinite-lived intangibles were recorded at fair value upon acquisition and are not amortized, but are tested at least annually for impairment using a similar methodology to goodwill, as described above.

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes accounting maintenance deposits as assets on the balance sheet using estimates of the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. Aircraft maintenance deposits recorded on the consolidated balance sheets were $70 million and $140 million as of December 31, 2023 and December 31, 2022. As of December 31, 2023, all maintenance deposits are presented within Other current assets on the consolidated balance sheets.

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

As leased aircraft are returned, payments made reduce the outstanding lease return liability. As of December 31, 2023, the total outstanding liability is $112 million and is included in Other accrued liabilities, compared to $186 million included in Other accrued liabilities and $91 million included in Other liabilities as of December 31, 2022.

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

Airframe and Engine Maintenance Expense

Maintenance and repairs on our aircraft, other than engine maintenance on certain engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-800, B737-900ER, and E175 engines are covered under power-by-the-hour agreements with third parties, whereby the Company pays a determinable amount, and transfers risk, to a third party. For these agreements, the Company expenses the contract amounts based on engine usage.

Advertising Expenses

The Company's advertising expenses include advertising, sponsorship and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $78 million, $85 million, and $63 million during the years ended December 31, 2023, 2022 and 2021.

Derivative Financial Instruments

The Company's operations are significantly impacted by changes in aircraft fuel prices and interest rates. In an effort to manage exposure to these risks, the Company has entered into fuel and interest rate derivative instruments. These derivative instruments are recognized at fair value on the balance sheet and changes in the fair value are recognized in AOCL or in the consolidated statements of operations, depending on the nature of the instrument. Cash flows related to these derivative instruments are classified as operating cash flows within the consolidated statements of cash flows.

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

As of December 31, 2023, the Company has suspended its crude oil hedge program. Our final position will settle in the first quarter of 2025.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2023, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public entities to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 2. FLEET TRANSITION

In 2022, the Company announced plans to accelerate the transition of its mainline operations to an all-Boeing fleet. It also announced plans to transition its regional operations to an all-Embraer fleet. The removal of all A320 and Q400 aircraft from operating service was completed in January 2023. The removal of all A321neo aircraft from operating service was completed in September 2023. During 2023, Alaska reached agreements with multiple lessors to exit its ten A321neo operating leases and purchase the aircraft. Alaska also reached an agreement to subsequently sell the ten aircraft to a third party. Nine aircraft purchases and eight sales closed by December 31, 2023. The remaining purchase and sales closed in January 2024. As a result of the purchase agreement with the lessor, the operating lease associated with the aircraft that was not purchased by December 31, 2023 was considered modified, and upon evaluation was reclassified as a finance lease.

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the total carrying value of an asset or asset group may not be recoverable. In 2023, the Company recorded impairment charges of $278 million related to the A321neo fleet, reflecting the amount by which carrying value exceeded fair value of the aircraft. This charge was included within Special items - fleet transition and other in the consolidated statements of operations.

Other Fleet Related Disclosure

As of December 31, 2023, the finance lease associated with the one A321neo that had not been purchased was included within Current portion of long-term debt and finance leases in the consolidated balance sheets. The two A321neo aircraft that had not been sold to the third party as of the balance sheet date were included within Other current assets.

There were also two A321neo aircraft sales to the third party that transacted in 2023 but were not paid in full until January 2024. The receivable balance associated with these transactions was included within Receivables - net on the consolidated balance sheets.

Special charges were also recognized during the year for other fleet transition costs, including accelerated aircraft ownership expenses, certain aircraft maintenance work performed as a result of the fleet retirements, adjustments to estimated costs to return the A320 fleet, and penalty rent for Airbus aircraft which have not yet been returned to the lessor as of the lease expiration date. Interest expense associated with the finance leases of $18 million for 2023 was recognized within Special items - net non-operating in the consolidated statements of operations.

The following table summarizes our special charges for fleet transition costs related to our Airbus and Q400 fleets for the twelve months ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
(in millions)	2023	2022
Impairment of long-lived assets(a)	$268	$70
Other costs(b)	124	426
Special items - fleet transition and other	$392	$496
(a) Net of immaterial gains associated with the sale of certain Q400 aircraft in 2023 that were previously impaired in 2022.
(b) Inclusive of immaterial activity associated with the agreement to acquire Hawaiian Airlines recorded in 2023 and $15 million associated with certain incremental litigation accrual costs recorded in 2022.

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as checked-bag fees, on-board food and beverage, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from our co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

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

Ancillary passenger revenue relates to items such as checked-bag fees and on-board food and beverage sales, all of which are provided at time of flight. As such, the obligation to perform these services is satisfied at the time of travel and is recorded with ticket revenue in Passenger revenue.

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

Taxes collected from passengers, including transportation excise taxes, airport and security fees, and other fees, are recorded on a net basis within Passenger revenue in the consolidated statements of operations.

Passenger revenue recognized in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Passenger ticket revenue, net of taxes and fees	$8,016	$7,430	$4,533
Passenger ancillary revenue	476	447	327
Mileage Plan passenger revenue	1,034	931	639
Total Passenger revenue	$9,526	$8,808	$5,499

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent $243 million and $201 million on the consolidated balance sheets as of December 31, 2023 and 2022.

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

Mileage Plan Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan co-branded credit card and purchases from other participating partners. Outstanding mileage credits have no expiry date. The Company offers redemption of mileage credits through free, discounted, or upgraded air travel on flights operated by Alaska and its regional partners or on one of its 30 partners, as well as redemption at partner hotels.

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

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including source of mileage credit earned, slow-moving, and low-credit accounts, among other factors. The Company recognizes breakage proportionally as mileage credits are redeemed. The Company reviews the breakage rate used on an annual basis.

Co-branded credit card agreements and other

In addition to mileage credits, the co-branded credit card agreement, referred to herein as the Agreement, also includes performance obligations for waived bag fees, Companion Fare offers to purchase an additional ticket at a discount, marketing, priority boarding, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and frequent flyer member lists), which is the predominant element in the Agreement. The co-branded card bank partner is the customer for some elements, including the brand and marketing, while the Mileage Plan member is the customer for other elements such as mileage credits, bag waivers, priority boarding and companion fares.

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

Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Passenger revenue	$1,034	$931	$639
Mileage Plan other revenue	648	590	461
Total Mileage Plan revenue	$1,682	$1,521	$1,100

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

Cargo and other revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Cargo revenue	$128	$133	$124
Other revenue	124	115	92
Total Cargo and other revenue	$252	$248	$216

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $823 million and $700 million from the 2022 and 2021 year-end air traffic liability balance during the twelve months ended December 31, 2023 and 2022.

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

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $102 million and $83 million of such receivables as of December 31, 2023 and December 31, 2022.

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

	Twelve Months Ended December 31,
	2023	2022
Total Deferred Revenue balance at January 1	$2,497	$2,358
Travel miles and companion certificate redemption - Passenger revenue	(974)	(878)
Miles redeemed on partner airlines - Other revenue	(117)	(65)
Increase in liability for mileage credits issued	1,197	1,082
Total Deferred Revenue balance at December 31	$2,603	$2,497

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems booking fees, are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $35 million and $33 million as of December 31, 2023 and December 31, 2022. The Company recorded related expense on the consolidated statements of operations of $334 million, $311 million and $90 million for the twelve months ended December 31, 2023, 2022, and 2021.

NOTE 4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company has historically entered into call options for crude oil. As of December 31, 2023, the Company had outstanding fuel hedge contracts covering approximately 324 million gallons of crude oil that will be settled between January 2024 and March 2025. The hedge program was suspended in the fourth quarter of 2023.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long-term debt. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2023, the Company had interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $253 million of debt. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. All significant terms of the swap agreements match the terms of the underlying hedged items and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2023	2022
Fuel hedge contracts (not designated as hedges)
Other current assets	$10	$33
Other assets	1	11
Interest rate swaps (designated as hedges)
Other current assets	6	8
Other noncurrent assets	2	7
(Losses)/gains in accumulated other comprehensive loss (AOCL)	(7)	23

The net cash paid for fuel hedge positions was $29 million during 2023, compared to net cash received of $130 million during 2022 and net cash received of $38 million during 2021.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2023	2022	2021
Fuel hedge contracts (not designated as hedges)
(Losses)/gains recognized in Aircraft fuel	$(62)	$93	$104
Interest rate swaps (designated as hedges)
(Losses)/gains recognized in other comprehensive income (OCI)	(7)	23	17

Gains related to interest rate swaps on variable rate debt of $8 million were recognized in interest expense during 2023. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects to reclassify from OCI $6 million in interest income within the next twelve months.

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

Fair Value of Financial Instruments on a Recurring Basis
Fair values of financial instruments on the consolidated balance sheet (in millions):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$387	$—	$387	$505	$—	$505
Equity mutual funds	5	—	5	5	—	5
Foreign government bonds	—	10	10	—	25	25
Asset-backed securities	—	192	192	—	261	261
Mortgage-backed securities	—	115	115	—	196	196
Corporate notes and bonds	—	763	763	—	1,025	1,025
Municipal securities	—	38	38	—	62	62
Total Marketable securities	392	1,118	1,510	510	1,569	2,079
Derivative instruments
Fuel hedge contracts - call options	—	11	11	—	44	44
Interest rate swap agreements	—	8	8	—	15	15
Total Assets	$392	$1,137	$1,529	$510	$1,628	$2,138

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

Activity and Maturities for Marketable Securities

As of December 31, 2023, total cost basis for marketable securities was $1.6 billion, compared to a fair value of $1.5 billion. Unrealized losses from marketable securities are primarily attributable to changes in interest rates.

The Company completes an analysis of the marketable securities portfolio using both quantitative and qualitative methods to identify potential expected credit losses. Management does not believe any unrealized losses are the result of expected credit losses based on the Company's evaluation of available evidence as of December 31, 2023. Refer to Note 1 for additional information about this analysis.

Proceeds from sales of marketable securities were $1.2 billion, $2.3 billion, and $3.6 billion in 2023, 2022, and 2021.

Maturities for marketable securities (in millions):

December 31, 2023	Cost Basis	Fair Value
Due in one year or less	$372	$366
Due after one year through five years	1,126	1,091
Due after five years through nine years	36	33
Due after 10 years	17	15
No maturity date	4	5
Total	$1,555	$1,510

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

Debt: To estimate the fair value of all fixed-rate debt as of December 31, 2023, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $571 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	December 31, 2023	December 31, 2022
Fixed-rate debt	$1,515	$1,660

Estimated fair value	$1,382	$1,473

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

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	2023	2022
Fixed-rate notes payable due through 2029	$80	$113
Fixed-rate PSP note payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	835	947
Variable-rate notes payable due through 2035	971	514
Less debt issuance costs	(15)	(15)
Total debt	2,471	2,159
Less current portion(a)	289	276
Long-term debt, less current portion	$2,182	$1,883

Weighted-average fixed-interest rate	3.4%	3.5%
Weighted-average variable-interest rate	6.8%	5.8%
(a) Excludes finance lease liabilities recognized within Current portion of long-term debt and finance leases in the consolidated balance sheets as of December 31, 2023.

Approximately $253 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2023, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.4%.

During 2023, the Company incurred debt of $595 million from multiple lenders and sources. New debt includes proceeds of $416 million which is secured by aircraft. Additionally, $179 million was incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the consolidated statements of cash flows. The Company made debt payments of $282 million in 2023.

Debt Maturity

At December 31, 2023, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
2024	$294
2025	351
2026	307
2027	630
2028	114
Thereafter	790
Total Principal Payments	$2,486

Bank Lines of Credit

Alaska has three credit facilities totaling $626 million as of December 31, 2023. One credit facility is for $150 million, expires in March 2025, and is secured by certain accounts receivable, spare engines, spare parts, and ground service equipment. A second credit facility is for $400 million, expires in June 2026, and is secured by aircraft. Both facilities have variable interest rates based on SOFR plus a specified margin. A third credit facility is for $76 million, expires in June 2024, and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at December 31, 2023.

NOTE 7. LEASES

The Company leases property and equipment through operating leases and categorizes these leases into four asset classes: aircraft, capacity purchase arrangements for aircraft operated by third-party carriers (CPA aircraft), airport and terminal facilities, and corporate real estate and other equipment. Except for one finance lease described more fully below, all capitalized lease assets have been recorded on the consolidated balance sheet as of December 31, 2023 as Operating lease assets, with the corresponding liabilities recorded as Operating lease liabilities. Operating rent expense is recognized on a straight-line basis over the term of the lease.

The Company has elected the practical expedient under ASC 842 - Leases, allowing a policy election to exclude from recognition short-term lease assets and lease liabilities for leases with an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2023, 2022, and 2021.

Operating lease assets balance by asset class was as follows (in millions):

	December 31, 2023	December 31, 2022
Aircraft	$468	$701
CPA Aircraft	622	683
Airport and terminal facilities	29	21
Corporate real estate and other	76	66
Total Operating Lease Assets	$1,195	$1,471

Aircraft

Alaska had operating leases for ten B737-800, one B737-800 freighter, and 14 B737-9 aircraft that were operating as of December 31, 2023. Alaska also had operating leases for 16 non-operating A320 aircraft that are still awaiting lease return in 2024, for which no asset balance remains. Remaining lease terms for B737 passenger aircraft extend up to 12 years and the remaining lease term for the B737 freighter aircraft extends for 11 years. Some leases have options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred. Variable lease expense for aircraft for the twelve months ended December 31, 2023, 2022, and 2021 was $10 million, $10 million, and $5 million.

Alaska also had one finance lease for a non-operating A321neo aircraft as of December 31, 2023 that Alaska subsequently purchased and then sold in January 2024. Refer to Note 2 to the consolidated financial statements for additional discussion of this lease.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2023, Alaska had a CPA with SkyWest covering 42 E175 aircraft. Under this agreement, Alaska pays the carrier an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Alaska's CPA with Horizon, a wholly owned subsidiary, does not involve any leased aircraft.

Remaining lease terms for CPA aircraft extend up to 11 years. Financial arrangements of the CPA include a fixed component, representing the costs to operate each aircraft which is capitalized. The CPA also includes variable rent based on actual levels of flying, which is expensed as incurred. Variable lease expense for CPA aircraft for the twelve months ended December 31, 2023, 2022, and 2021 was not material.

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

These costs are recognized as variable expense in the period incurred. Airport and terminal facilities variable lease expense for the twelve months ended December 31, 2023, 2022, and 2021 was $447 million, $381 million, and $377 million.

Starting in 2018, the Company leased twelve airport slots at LaGuardia Airport and eight airport slots at Reagan National Airport to a third party. Starting in 2022, the Company leased one airport gate at Dallas Love Field Airport to a third party. For these leases, the Company recorded $15 million, $15 million, and $16 million of lease revenue during the twelve months ended December 31, 2023, 2022, and 2021.

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, training centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased flight simulators, ground equipment, and spare engines. Variable lease expense related to corporate real estate and other leases for the twelve months ended December 31, 2023, 2022, and 2021 was $15 million, $27 million, and $17 million.

Components of Lease Expense

The impact of leases, including variable lease cost, was as follows (in millions):

	Classification	2023	2022	2021
Expense
Aircraft(a)	Aircraft rent	$100	$191	$174
CPA Aircraft	Aircraft rent	108	100	80
Airport and terminal facilities	Landing fees and other rentals	451	384	379
Corporate real estate and other	Landing fees and other rentals	31	33	21
Total lease expense		$690	$708	$654
Revenue
Lease revenue	Cargo and other revenue	(15)	(15)	(16)
Net lease impact		$675	$693	$638
(a) Aircraft lease expense excludes the portion of aircraft rent that was accelerated due to the fleet transition and recorded to Special items - fleet transition and other, as well as interest expense associated with certain A321neo finance leases recorded to Special items - net non-operating within the consolidated statements of operations. Refer to Note 2 to the consolidated financial statements for additional information.

Supplemental Cash Flow Information

During the year ended December 31, 2023, the Company paid $348 million for capitalized operating leases and $211 million for capitalized finance leases.

Lease Term and Discount Rate

As most leases do not provide an implicit interest rate, the Company generally utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The weighted average IBR and weighted average remaining lease term (in years) for all asset classes were as follows at December 31, 2023.

	Weighted Average IBR	Weighted Average Remaining Lease Term
Aircraft	5.5%	9.3
CPA Aircraft	7.0%	7.8
Airport and terminal facilities	5.3%	6.7
Corporate real estate and other	5.4%	26.6

Maturities of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2023 (in millions):

	Aircraft(a)	CPA Aircraft	Airport and Terminal Facilities	Corporate Real Estate and Other
2024	$162	$112	$5	$10
2025	72	112	6	9
2026	75	112	6	9
2027	71	112	5	8
2028	64	110	5	7
Thereafter	306	276	9	112
Total Lease Payments(b)	$750	$834	$36	$155
Less: Imputed interest	(145)	(191)	(6)	(74)
Total	$605	$643	$30	$81
(a) Future minimum lease payments include payments for aircraft operated under operating leases and aircraft removed from operating service which remain under operating and finance leases, as we have remaining cash obligations under existing terms.
(b) Future minimum lease payments in the table reflect incentive credits related to leased B737-9 aircraft. As a result, the operating lease liabilities presented on the consolidated balance sheet will not agree to this table.

As of December 31, 2023, we have entered into but not yet commenced leases for one B737-800 freighter aircraft, one E175 aircraft, real estate, and other non-aircraft equipment. The liabilities associated with these leases are expected to be approximately $47 million. These leases will commence between 2024 and 2027 with lease terms ranging from 2030 to 2042.

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2023	2022
Excess of tax over book depreciation	$1,605	$1,312
Intangibles - net	16	17
Operating lease assets	292	356
Other - net	3	49
Deferred tax liabilities	1,916	1,734
Mileage Plan	(455)	(436)
Inventory obsolescence	(23)	(21)
Employee benefits	(159)	(145)
Net operating losses	(166)	(28)
Operating lease liabilities	(329)	(392)
Leasehold maintenance	(28)	(67)
Other - net	(77)	(88)
Deferred tax assets	(1,237)	(1,177)
Valuation allowance	16	17
Net deferred tax liabilities	$695	$574

At December 31, 2023, the Company has paid taxes of $16 million and does not expect to pay any additional tax for 2023. The Company is also awaiting payment of a $4 million federal tax refund receivable as a result of carrying back capital losses and credits to previous tax years. The Company also has gross state and local NOLs of approximately $467 million that expire beginning in 2025 and continuing through 2043. Current federal NOLs in the amount of $684 million will be carried forward and have an indefinite life.

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the federal capital loss carryforward and state NOL carryforward will not be realized and, therefore has provided a valuation allowance of $16 million for that portion as of December 31, 2023. The Company has likewise concluded it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and thus no additional valuation allowance has been recorded. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense

The components of income tax expense are as follows (in millions):

	2023	2022	2021
Current income tax (benefit) expense:
Federal	$(3)	$(11)	$40
State	(4)	(3)	16
Total current income tax (benefit) expense	(7)	(14)	56

Deferred income tax expense:
Federal	82	32	80
State	13	3	15
Total deferred income tax expense	95	35	95
Income tax expense	$88	$21	$151

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the 2023 U.S. federal rate of 21% to income before income tax and for deferred taxes as follows (in millions):

	2023	2022	2021
Income before income tax	$323	$79	$629

Expected tax expense	68	17	132
Nondeductible expenses	14	11	10
State income tax expense	17	5	20
Tax law changes	—	—	(14)
State income sourcing	(5)	(2)	—
Valuation allowance	(1)	(4)	1
Tax credits	(3)	(5)	(2)
Uncertain tax positions	(5)	(1)	3
Other - net	3	—	1
Actual tax expense	$88	$21	$151

Effective tax rate(a)	27.1%	26.2%	24.0%
(a) Figures in the table above are rounded to the nearest million. As a result, a manual recalculation of the effective tax rate using these rounded figures may not agree directly to the Company's actual effective tax rate shown in the table.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions. A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2020 to 2022
Alaska	2018 to 2022
California	2007 to 2022
Oregon	2015 to 2022

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2023, 2022 and 2021 are as follows (in millions):

	2023	2022	2021
Balance at January 1	$21	$41	$35
Additions related to prior years	—	—	3
Releases related to prior years	—	(1)	—
Additions related to current year activity	9	1	3
Releases due to settlements	(3)	(20)	—
Releases due to lapse of statute of limitations	(2)	—	—
Balance at December 31	$25	$21	$41

As of December 31, 2023, the Company had $25 million of accrued tax contingencies, of which $20 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2023, 2022 and 2021, the Company has accrued interest and penalties, net of federal income tax benefit, of $2 million, $3 million, and $8 million. In 2023, 2022, and 2021, the Company recognized an immaterial benefit, a benefit of $5 million, and expense of $2 million for interest and penalties, net of federal income tax benefit. At December 31, 2023, the Company has unrecognized tax benefits recorded as a liability. These uncertain tax positions could change because of the Company's ongoing audits, settlement of issues, new audits, and status of other taxpayer court cases. The Company cannot predict the timing of these actions.

NOTE 9. EMPLOYEE BENEFIT PLANS

Four qualified defined-benefit plans, one non-qualified defined-benefit plan, and eight defined-contribution retirement plans cover various employee groups of Alaska, Horizon, and McGee Air Services.

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

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2023	2022
Discount rates	5.14% to 5.16%	5.41% to 5.42%
Rate of compensation increases	2.01% to 2.34%	2.01% to 2.35%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2023	2022	2021
Discount rates	5.41% to 5.42%	2.82% to 2.90%	2.43% to 2.58%
Expected return on plan assets	5.00% to 6.50%	3.00% to 5.25%	3.00% to 5.50%
Rate of compensation increases	2.01% to 2.35%	2.02% to 2.38%	2.02% to 2.43%

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2023, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan(a)			All Other Plans
	Target	2023	2022	Target	2023	2022
Asset category:
Domestic equity securities	2%-12%	7%	7%	29%-39%	36%	35%
Non-U.S. equity securities	0%-8%	3%	3%	9%-19%	15%	15%
Fixed income securities	85%-95%	90%	90%	37%-57%	45%	45%
Real estate	0%	—%	—%	0%-10%	4%	5%
Plan assets		100%	100%		100%	100%
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

Plan assets by fund category (in millions):

	2023	2022	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$634	$568	2
Non-U.S. equity fund	261	242	2
Credit bond index fund	1,061	1,001	2
Plan assets in common commingled trusts	$1,956	$1,811
Real estate	60	76	(a)
Cash equivalents	7	7	1
Total plan assets	$2,023	$1,894
(a) In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2023	2022
Projected benefit obligation (PBO)
Beginning of year	$2,079	$2,758
Service cost	29	46
Interest cost	108	66
Plan amendments(a)	—	9
Actuarial (gain)/loss	83	(628)
Benefits paid	(116)	(172)
End of year	$2,183	$2,079

Plan assets at fair value
Beginning of year	$1,894	$2,695
Actual return on plan assets	245	(629)
Benefits paid	(116)	(172)
End of year	$2,023	$1,894
Unfunded status	$(160)	$(185)

Percent funded	93%	91%
(a) In conjunction with the 2022 collective bargaining agreement with ALPA, certain participants had credited service restored for leave periods which were previously ineligible for accrual.

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.1 billion and $2.0 billion at December 31, 2023 and 2022. During 2023 actuarial losses increased the benefit obligation primarily due to decreases in discount rates, partially offset by changes in demographic assumptions. Plan assets increased in 2023 driven primarily by positive market returns on the portfolio.

The amounts recognized in the consolidated balance sheets (in millions):

	2023	2022
Accrued benefit liability-long term	$(245)	$(240)
Plan assets-long term (within Other noncurrent assets)	85	55
Total liability recognized	$(160)	$(185)

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2023	2022
Prior service cost (credit)	$6	$6
Net loss	367	438
Amount recognized in AOCL (pretax)	$373	$444

Defined benefit plans with projected benefit obligations and accumulated benefit obligations exceeding fair value of plan assets are as follows (in millions):

	2023	2022
Projected benefit obligation	$1,403	$1,332
Accumulated benefit obligation	1,327	1,267
Fair value of plan assets	1,158	1,092

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2023	2022	2021
Service cost	$29	$45	$52
Interest cost	108	65	56
Expected return on assets	(114)	(128)	(122)
Amortization of prior service credit	—	(1)	(1)
Recognized actuarial loss	23	8	37
Net pension expense (benefit)	$46	$(11)	$22

Alaska expects to have approximately $30 million in estimated required contributions for its plans in 2024.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2024	$113
2025	131
2026	139
2027	154
2028	163
2029-2033	854

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

Post-retirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $98 million and $89 million at December 31, 2023 and 2022. The net periodic benefit cost was not material in 2023 or 2022.

Defined-Contribution Plans

The eight defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $203 million, $160 million and $125 million in 2023, 2022, and 2021.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2023 and 2022.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2023 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $72 million and $69 million, which was recorded net of a prefunded trust account of $10 million and $11 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation and Leadership Development Committee of the Board of Directors. The aggregate expense under these plans in 2023, 2022 and 2021 was $200 million, $257 million and $151 million. The incentive plans are summarized below.

•Performance-Based Pay (PBP) is a program that rewards the majority of Alaska and Horizon employees. The program is based on various metrics that adjust periodically, including those related to Air Group profitability, safety, guest experience, and sustainability. The program also includes the potential for additional payout if Air Group profitability finishes among the highest in the industry.

•The Operational Performance Rewards Program (OPR) entitles the majority of Alaska and Horizon employees to quarterly payouts of up to $450 per person if certain operational and safety objectives are met.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2023 (in millions):

	Aircraft-Related Commitments(a)	Capacity Purchase Agreements and Other Obligations(b)
2024	$1,252	$235
2025	1,366	230
2026	1,097	224
2027	600	220
2028	151	223
Thereafter	716	515
Total	$5,182	$1,647
(a) Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b) Primarily comprised of non-lease costs associated with capacity purchase agreements, as well as other various sponsorship agreements and investment commitments.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircrafts and engines. Details for contractual aircraft commitments as of December 31, 2023 are outlined below:

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2024-2027	2025-2030	2024-2030
B737	80	105	185
E175	9	10	19
Total	89	115	204

Alaska had a contractual agreement as of December 31, 2023 to purchase one remaining leased A321neo aircraft. The transaction closed in January 2024. The obligation for this aircraft is reflected within Current portion of long-term debt and finance leases in the consolidated balance sheets as of December 31, 2023 and is not reflected in the tables above. Refer to Note 2 to the consolidated financial statements for additional details.

Aircraft Maintenance

Aircraft maintenance commitments include contractual commitments for engine maintenance agreements requiring monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements transfer certain risks to the third-party service provider. Alaska has contracts for maintenance on its B737-800 and B737-900ER aircraft engines through 2026 and 2032, respectively. Horizon has contracts for maintenance on its E175 aircraft engines through 2033 and 2038.

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

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. In March 2020, the Company suspended the share repurchase program as required by the CARES Act. These restrictions ended on October 1, 2022. The Company restarted the share repurchase program in February 2023, pursuant to the existing repurchase program. As of December 31, 2023, the Company has repurchased 11.1 million shares for $688 million under this program. The program has remaining authorization of $312 million. No shares were repurchased in 2022.

Share purchase activity (in millions, except share amounts):

	Twelve Months Ended December 31, 2023
	Shares	Amount(a)
2015 Repurchase Program—$1 billion	3,520,533	$145
(a) Due to the timing difference between trade date and settlement date, certain repurchases had not settled in cash as of December 31, 2023, and may not agree directly to the consolidated statements of cash flows.

CARES Act Warrant Issuance
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
As of December 31, 2023, there are 1,882,517 total warrants outstanding, with a weighted average strike price of 39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of the warrants of $30 million, recorded in stockholders' equity at issuance.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the twelve months ended December 31, 2023, 2022, and 2021:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2020	$30	$(659)	$(25)	$160	$(494)
Reclassifications into earnings	(6)	33	—	(6)	21
Change in value	(29)	294	17	(71)	211
Balance at December 31, 2021	$(5)	$(332)	$(8)	$83	$(262)
Reclassifications into earnings	9	3	—	(4)	8
Change in value	(108)	(92)	23	43	(134)
Balance at December 31, 2022	$(104)	$(421)	$15	$122	$(388)
Reclassifications into earnings	13	19	—	(7)	25
Change in value	45	44	(7)	(18)	64
Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The table below summarizes the components of total stock-based compensation (in millions):

	2023	2022	2021
Stock options	$2	$3	$5
Stock awards(a)	39	14	20
Deferred stock awards	1	1	1
Employee stock purchase plan	17	17	18
Stock-based compensation	$59	$35	$44

Tax benefit related to stock-based compensation	$14	$9	$11
(a) In 2023, the Company, with approval by the Compensation and Leadership Development Committee of the Board of Directors, granted additional stock awards to address equity value forfeited by certain executives due to the compensation limitations of the CARES Act.

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (dollars in millions):

	Amount	Weighted-Average Period
Stock options	$1	0
Stock awards	26	1.6
Unrecognized stock-based compensation	$27	1.6

The Company is authorized to issue 20 million shares of common stock under these plans, of which 9 million shares remain available for future grants of either options or stock awards as of December 31, 2023.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2023	2022	2021
Expected volatility	46%	44%	43%
Expected term	6 years	6 years	6 years
Risk-free interest rate	3.64%	1.91%	0.68%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$16.77	$23.36	$23.66
Estimated fair value of options granted (millions)	$1	$4	$4

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2023:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2022	1,230,757	$61.45	5.6	$1
Granted	50,120	58.54
Exercised	(24,996)	35.44
Canceled	(86,475)	68.95
Forfeited or expired	(7,976)	56.37
Outstanding, December 31, 2023	1,161,430	$61.36	5.1	$—

Exercisable, December 31, 2023	883,061	$62.84	4.5	$—
Vested or expected to vest, December 31, 2023	1,161,430	$61.36	5.1	$—

(in millions)	2023	2022	2021
Intrinsic value of option exercises	$—	$—	$3
Fair value of options vested	$4	$4	$4

Cash received from stock option exercises was not material for the year ended December 31, 2023.

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2022	106,760	$53.97	2.9	$11
Granted	1,245,008	51.99
Vested	(389,231)	51.03
Forfeited	(93,753)	61.97
Non-vested, December 31, 2023	868,784	$51.95	1.7	$34

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 1,855,608, 1,292,489 and 1,254,393 shares in 2023, 2022 and 2021 under the ESPP.

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

Under GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:
•Mainline - includes scheduled air transportation on Alaska's Boeing jet aircraft for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, Costa Rica, Belize, Guatemala, and the Bahamas.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S., Canada, and Mexico under a CPA. This segment includes the actual revenue and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Year Ended December 31, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$8,097	$1,429	$—	$—	$9,526	$—	$9,526
CPA revenue	—	—	374	(374)	—	—	—
Mileage Plan other revenue	599	49	—	—	648	—	648
Cargo and other revenue	244	—	—	8	252	—	252
Total Operating Revenue	8,940	1,478	374	(366)	10,426	—	10,426
Operating Expenses
Operating expenses, excluding fuel	5,841	1,121	344	(358)	6,948	443	7,391
Fuel expense	2,264	379	—	—	2,643	(2)	2,641
Total Operating Expenses	8,105	1,500	344	(358)	9,591	441	10,032
Non-operating Income (Expense)	(15)	—	(41)	3	(53)	(18)	(71)
Income (Loss) Before Income Tax	$820	$(22)	$(11)	$(5)	$782	$(459)	$323
Pretax Margin					7.5%		3.1%

	Year Ended December 31, 2022
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$7,454	$1,354	$—	$—	$8,808	$—	$8,808
CPA revenue	—	—	359	(359)	—	—	—
Mileage Plan other revenue	538	52	—	—	590	—	590
Cargo and other revenue	244	—	—	4	248	—	248
Total Operating Revenue	8,236	1,406	359	(355)	9,646	—	9,646
Operating Expenses
Operating expenses, excluding fuel	5,216	1,085	383	(356)	6,328	580	6,908
Fuel expense	2,195	397	—	—	2,592	76	2,668
Total Operating Expenses	7,411	1,482	383	(356)	8,920	656	9,576
Non-operating Income (Expense)	30	—	(22)	1	9	—	9
Income (Loss) Before Income Tax	$855	$(76)	$(46)	$2	$735	$(656)	$79
Pretax Margin					7.6%		0.8%

	Year Ended December 31, 2021
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$4,411	$1,088	$—	$—	$5,499	$—	$5,499
CPA revenue	—	—	406	(406)	—	—	—
Mileage Plan other revenue	402	59	—	—	461	—	461
Cargo and other revenue	212	—	—	4	216	—	216
Total Operating Revenue	5,025	1,147	406	(402)	6,176	—	6,176
Operating Expenses
Operating expenses, excluding fuel	4,101	1,096	373	(433)	5,137	(925)	4,212
Fuel expense	1,065	261	—	—	1,326	(47)	1,279
Total Operating Expenses	5,166	1,357	373	(433)	6,463	(972)	5,491
Non-operating Income (Expense)	(38)	—	(21)	3	(56)	—	(56)
Income (Loss) Before Income Tax	$(179)	$(210)	$12	$34	$(343)	$972	$629
Pretax Margin					(5.6)%		10.2%
(a) Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b) The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain charges.
(c) Includes special items and mark-to-market fuel-hedge accounting adjustments.

	2023	2022	2021
Depreciation and amortization:
Mainline	$403	$351	$323
Horizon	48	64	71
Consolidated	$451	$415	$394

Capital expenditures:
Mainline	$1,473	$1,544	$236
Horizon(a)	200	127	56
Consolidated	$1,673	$1,671	$292

Total assets at end of period:
Mainline	$19,937	$19,733
Horizon	1,352	1,157
Consolidating & Other	(6,676)	(6,704)
Consolidated	$14,613	$14,186
(a) 2023 includes non-cash capital expenditures of $179 million in debt financing related to certain E175 deliveries.

NOTE 15. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including potential dilution from the exercise of in-the-money stock options, stock awards, the employee stock purchase plan, and warrants issued under various federal payroll support programs using the treasury stock method. Anti-dilutive common stock equivalents excluded from the calculation of diluted earnings per share were 1.9 million, 1.7 million, and 1.4 million during the years ending December 31, 2023, 2022, and 2021.

(in millions, except per share amounts)	2023	2022	2021
Net income	$235	$58	$478

Basic weighted average shares outstanding	127.375	126.657	125.063
Dilutive effect of share-based instruments	1.333	1.242	1.712
Diluted weighted average shares outstanding	128.708	127.899	126.775

Basic earnings per share	$1.84	$0.46	$3.82
Diluted earnings per share	$1.83	$0.45	$3.77

NOTE 16. PROPOSED ACQUISITION OF HAWAIIAN HOLDINGS INC.

On December 2, 2023, the Company entered into a definitive agreement to acquire Hawaiian Holdings, Inc. (Hawaiian). The Company has agreed to pay Hawaiian's shareholders $18.00 per share, or approximately $1.0 billion, in cash for the outstanding shares of Hawaiian Holdings, Inc. In addition, the Company expects to assume Hawaiian's debt and lease obligations on the date of acquisition. The acquisition is subject to approval by Hawaiian's shareholders and various regulatory bodies, among other customary closing conditions. The shareholder vote is scheduled to take place on February 16, 2024.

To date, the financial impacts of the pending acquisition have not been material, and future financial impacts are not yet estimable. The Company currently expects the acquisition will close in 2025, subject to Hawaiian shareholder approval and U.S. antitrust clearance.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal controls over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Alaska Air Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
/s/ KPMG LLP
Seattle, Washington
February 14, 2024

ITEM 9B. OTHER INFORMATION

On February 12, 2024, Dhiren Fonseca notified the Board his intention to not stand for re-election to the boards of the Company and its airline subsidiaries in order to pursue other professional and personal opportunities. He will complete serving his current term, which ends on May 9, 2024. Mr. Fonseca’s departure was not due to any disagreement with the Company. Mr. Fonseca has served on the Alaska Air Group board for over nine years and currently sits on the Audit Committee and the Innovation Committee. In connection with this notice, the Board acted on February 14, 2024, to reduce the number of Board seats from 11 to 10 effective at the 2024 annual meeting of stockholders.

On February 14, 2024, the Board of Directors elected Emily Halverson vice president finance, AAG controller and treasurer of Alaska Air Group, Inc. and Alaska Airlines, Inc. Ms. Halverson was also elected controller of Horizon Air Industries, Inc. and will continue in her role as Alaska Air Group, Inc.’s principal accounting officer. Ms. Halverson has served as the Company’s vice president finance and controller and principal accounting officer since April 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 (hereinafter referred to as our “2024 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference from our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of December 2, 2023, by and among Alaska Air Group, Inc., Marlin Acquisition Corp. and Hawaiian Holdings, Inc.	8-K	December 4, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
4.1*	Closing Date Warrant to Purchase Common Stock, dated January 15, 2021	10-K	February 26, 2021	4.1
4.2*	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.2
4.3*	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.3
4.4*	Amended and Restated Promissory Note, dated February 5, 2021 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-K	February 26, 2021	4.4
4.5	Closing Date Warrant to Purchase Common Stock, dated April 8, 2021	10-Q	August 3, 2021	4.1
4.6	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.2
4.7	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.3
4.8	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.4
4.9	Closing Date Warrant to Purchase Common Stock, dated June 3, 2021	10-Q	August 3, 2021	4.5
4.10	Promissory note, dated April 29, 2021, by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-Q	August 3, 2021	4.6
10.1#	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended August 3, 2021	10-Q	November 4, 2021	10.1
10.2#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-K	February 26, 2021	10.1
10.3#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.8
10.4#	Supplemental Agreement No. 1 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K	February 11, 2022	10.4
10.5#	Supplemental Agreement No. 2 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.5
10.6#	Supplemental Agreement No. 3 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.6
10.7#	Supplemental Agreement No. 4 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.7
10.8#	Supplemental Agreement No. 5 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.8
10.9#	Supplemental Agreement No. 6 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.9
10.10#	Supplemental Agreement No. 7 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.10
10.11#	Supplemental Agreement No. 8 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.11
10.12#	Supplemental Agreement No. 9 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 4, 2018	10.3
10.13#	Supplemental Agreement No. 10 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.13
10.14#	Supplemental Agreement No. 11 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.14
10.15#	Supplemental Agreement No. 12 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.15
10.16#	Supplemental Agreement No. 13 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.16
10.17#	Supplemental Agreement No. 14 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.17
10.18#	Supplemental Agreement No. 15 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 6, 2021	10.1
10.19#	Supplemental Agreement No. 16 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.3

10.20#	Supplemental Agreement No. 17 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.4
10.21#	Supplemental Agreement No. 18 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	November 4, 2021	10.3
10.22#	Supplemental Agreement No. 19 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 5, 2022	10.1
10.23#	Supplemental Agreement No. 20 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 2, 2022	10.1
10.24#	Supplemental Agreement No. 21 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 13, 2023	10.24
10.25#†	Supplemental Agreement No. 22 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.26#†	Supplemental Agreement No. 23 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K
10.27#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.28#	Amendment No. 1 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.23
10.29#	Amendment No. 2 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.24
10.30#	Amendment No. 3 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.25
10.31#	Amendment No. 4 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.26
10.32#	Amendment No. 5 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.27
10.33#	Amendment No. 6 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.28
10.34#	Amendment No. 7 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.29
10.35#	Amendment No. 8 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.30
10.36#	Amendment No. 9 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.31
10.37#	Amendment No. 10 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.32
10.38#	Amendment No. 11 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.33
10.39#	Amendment No. 12 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.34
10.40#	Amendment No. 13 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.35
10.41#	Amendment No. 14 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.36
10.42#	Amendment No. 15 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 3, 2021	10.5
10.43#	Amendment No. 16 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 4, 2021	10.2
10.44#	Amendment No. 17 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.39
10.45#	Amendment No. 18 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.40
10.46#	Amendment No. 19 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 2, 2022	10.2
10.47#	Amendment No. 20 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 5, 2023	10.1
10.48#	Amendment No. 21 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 5, 2023	10.2
10.49#	Amendment No. 22 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 2, 2023	10.1
10.50#	Amendment No. 23 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 2, 2023	10.2

10.51#†	Amendment No. 24 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K
10.52*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.53*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.54*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.55*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.56*	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing November 1, 2022	10-Q	August 2, 2022	10.3
10.57*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.58*†	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-K
10.59*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.60*	Alaska Air Group Performance Based Pay Plan, Amended and Restated November 4, 2021	10-K	February 11, 2022	10.49
10.61*	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-K	February 12, 2020	10.24
10.62*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 6, 2021	10-Q	August 3, 2021	10.7
10.63*	Payroll Support Program Extension Agreement, dated January 15, 2021, between Alaska Airlines, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.19
10.64*	Payroll Support Program 3 Agreement, dated April 29, 2021, between Alaska Airlines, Inc., and the United States Department of the Treasury	10-Q	August 3, 2021	10.1
10.65*	Warrant Agreement, dated April 29, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q	August 3, 2021	10.2
10.66*	Joinder Agreement to the Payroll Support Program Extension Agreement, dated January 15, 2021, between Horizon Air Industries, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.20
10.67*	Amended and Restated Warrant Agreement, dated February 5, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.21
10.68*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-K	February 11, 2022	10.57
10.69*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-K	February 11, 2022	10.58
10.70*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-K	February 11, 2022	10.59
10.71*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-K	February 11, 2022	10.60
21†	Subsidiaries of Registrant	10-K
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	10-K
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
97.1*†	Alaska Air Group Clawback Policy	10-K
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.	10-K
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K

†	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BENITO MINICUCCI	Date:	February 14, 2024
Benito Minicucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 14, 2024 on behalf of the registrant and in the capacities indicated.

/s/ BENITO MINICUCCI	President and CEO Alaska Air Group, Inc. and Alaska Airlines, Inc.
Benito Minicucci

/s/ SHANE R. TACKETT	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Shane R. Tackett

/s/ EMILY HALVERSON	Vice President Finance, AAG Controller and Treasurer (Principal Accounting Officer)
Emily Halverson

/s/ PATRICIA M. BEDIENT	Chair, Alaska Air Group, Inc; Chair, Alaska Airlines; Chair, Horizon Air Industries, Inc
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DANIEL K. ELWELL	Director
Daniel K. Elwell

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ ADRIENNE R. LOFTON	Director
Adrienne R. Lofton

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman