Form 10-Q
period 2024-03-31
ALASKA AIR GROUP, INC.
filed 2024-05-03
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant has 126,891,838 common shares, par value $0.01, outstanding at April 30, 2024.

This document is also available on our website at http://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of our risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2023. Some of these risks include competition, labor costs, relations and availability, general economic conditions including those associated with pandemic recovery, increases in operating costs including fuel, inability to meet cost reduction, ESG and other strategic goals, seasonal fluctuations in demand and financial results, supply chain risks, events that negatively impact aviation safety and security, and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$885	$281
Marketable securities	1,393	1,510
Total cash and marketable securities	2,278	1,791
Receivables - net	384	383
Inventories and supplies - net	104	116
Prepaid expenses	177	176
Other current assets	186	239
Total Current Assets	3,129	2,705

Property and Equipment
Aircraft and other flight equipment	10,363	10,425
Other property and equipment	1,839	1,814
Deposits for future flight equipment	431	491
	12,633	12,730
Less accumulated depreciation and amortization	4,439	4,342
Total Property and Equipment - Net	8,194	8,388

Other Assets
Operating lease assets	1,174	1,195
Goodwill and intangible assets	2,033	2,033
Other noncurrent assets	283	292
Total Other Assets	3,490	3,520

Total Assets	$14,813	$14,613

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$181	$207
Accrued wages, vacation and payroll taxes	481	584
Air traffic liability	1,604	1,136
Other accrued liabilities	791	800
Deferred revenue	1,313	1,221
Current portion of operating lease liabilities	158	158
Current portion of long-term debt and finance leases	301	353
Total Current Liabilities	4,829	4,459

Long-Term Debt, Net of Current Portion	2,264	2,182

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,098	1,125
Deferred income taxes	649	695
Deferred revenue	1,320	1,382
Obligation for pension and post-retirement medical benefits	365	362
Other liabilities	311	295
Total Noncurrent Liabilities	3,743	3,859

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2024 - 139,137,527 shares; 2023 - 138,960,830 shares, Outstanding: 2024 - 125,705,964 shares; 2023 - 126,090,353 shares	1	1
Capital in excess of par value	707	695
Treasury stock (common), at cost: 2024 - 13,431,563 shares; 2023 - 12,870,477 shares	(840)	(819)
Accumulated other comprehensive loss	(294)	(299)
Retained earnings	4,403	4,535
	3,977	4,113
Total Liabilities and Shareholders' Equity	$14,813	$14,613

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Operating Revenue
Passenger revenue	$2,004	$1,984
Mileage Plan other revenue	164	154
Cargo and other revenue	64	58
Total Operating Revenue	2,232	2,196

Operating Expenses
Wages and benefits	804	723
Variable incentive pay	44	47
Aircraft fuel, including hedging gains and losses	565	665
Aircraft maintenance	122	124
Aircraft rent	47	59
Landing fees and other rentals	165	152
Contracted services	97	95
Selling expenses	77	66
Depreciation and amortization	126	104
Food and beverage service	58	54
Third-party regional carrier expense	54	52
Other	205	177
Special items - fleet transition	26	13
Special items - integration costs	8	—
Special items - labor and other	—	51
Total Operating Expenses	2,398	2,382
Operating Loss	(166)	(186)

Non-operating Income (Expense)
Interest income	17	17
Interest expense	(35)	(28)
Interest capitalized	6	7
Other - net	—	(9)
Total Non-operating Expense	(12)	(13)
Loss Before Income Tax	(178)	(199)
Income tax benefit	(46)	(57)
Net Loss	$(132)	$(142)

Basic Loss Per Share:	$(1.05)	$(1.11)
Diluted Loss Per Share:	$(1.05)	$(1.11)
Weighted Average Shares Outstanding used for computation:
Basic	125.970	127.501
Diluted	125.970	127.501

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net Loss	$(132)	$(142)
Other comprehensive income (loss), net of tax
Marketable securities	1	21
Employee benefit plans	3	4
Interest rate derivative instruments	1	(2)
Total other comprehensive income, net of tax	$5	$23

Total Comprehensive Loss, Net of Tax	$(127)	$(119)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
Net loss	—	—	—	—	—	(132)	(132)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.561)	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.177	—	(3)	—	—	—	(3)
Balance at March 31, 2024	125.706	$1	$707	$(840)	$(294)	$4,403	$3,977

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
Net loss	—	—	—	—	—	(142)	(142)
Other comprehensive income	—	—	—	—	23	—	23
Common stock repurchase	(0.414)	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.123	—	(2)	—	—	—	(2)
Balance at March 31, 2023	127.243	$1	$587	$(692)	$(365)	$4,158	$3,689

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(132)	$(142)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	126	104
Stock-based compensation and other	19	23
Special items - fleet transition	23	13
Special items - labor and other	—	51
Changes in certain assets and liabilities:
Changes in deferred income taxes	(47)	(56)
Increase in accounts receivable	(55)	(44)
Increase in air traffic liability	468	433
Increase in deferred revenue	30	46
Other - net	(140)	(206)
Net cash provided by operating activities	292	222
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	31	(50)
Other flight equipment	(44)	(50)
Other property and equipment	(44)	(24)
Total property and equipment additions	(57)	(124)
Supplier proceeds	162	—
Purchases of marketable securities	(13)	(201)
Sales and maturities of marketable securities	133	388
Other investing activities	93	(3)
Net cash provided by investing activities	318	60
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	149	—
Long-term debt payments	(102)	(96)
Common stock repurchases	(20)	(18)
Other financing activities	(32)	—
Net cash used in financing activities	(5)	(114)
Net increase in cash and cash equivalents	605	168
Cash, cash equivalents, and restricted cash at beginning of period	308	369
Cash, cash equivalents, and restricted cash at end of the period	$913	$537

	Three Months Ended March 31,
(in millions)	2024	2023
Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$35	$32

Non-cash transactions:
Right-of-use assets acquired through operating leases	13	111
Property and equipment acquired through the issuance of debt	45	—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	885	516
Restricted cash included in Other noncurrent assets	28	21
Total cash, cash equivalents, and restricted cash at end of the period	$913	$537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2024 are not necessarily indicative of operating results for the entire year.

Flight 1282 and Boeing 737-9 MAX Grounding

As a result of the Flight 1282 accident and the subsequent grounding of Boeing 737-9 MAX (B737-9) aircraft, Air Group's operation and results were significantly impacted. The Company received compensation from Boeing to address the financial damages incurred as a result of the grounding. As part of this compensation, Boeing paid Air Group $162 million in cash during the first quarter. Subsequent to quarter end, Boeing issued Air Group $61 million in supplier credit memos to be used on future Boeing purchases.

Compensation received under the agreement is accounted for as a reduction in cost basis of certain B737-9 aircraft. Proceeds received as of March 31, 2024 are reflected within Aircraft and other flight equipment or Deposits for future flight equipment within the condensed consolidated balance sheets.

NOTE 2. PROPOSED ACQUISITION OF HAWAIIAN HOLDINGS, INC.

On December 2, 2023, the Company entered into a definitive agreement to acquire Hawaiian Holdings, Inc. (Hawaiian). The Company has agreed to pay Hawaiian's shareholders $18.00 per share, or approximately $1.0 billion, in cash for the outstanding shares of Hawaiian. In addition, the Company expects to assume Hawaiian's debt and lease obligations on the date of acquisition. The acquisition has been approved by Hawaiian's shareholders and is subject to final approval by various regulatory bodies.

On February 7, 2024, Air Group and Hawaiian each received a request for additional information and documentary material (the “Second Request”) from the Antitrust Division of the Department of Justice (the “DOJ”) in connection with the DOJ’s review of the acquisition. On March 27, 2024, Air Group and Hawaiian entered into a timing agreement with the DOJ pursuant to which they agreed, among other things, not to consummate the acquisition before 90 days following the date on which both parties have certified substantial compliance with the Second Request unless they have received written notice from the DOJ prior to the end of such 90-day period that the DOJ has closed its investigation of the acquisition.

In the first quarter of 2024, the Company incurred integration costs of $8 million. These costs are classified as special items within the condensed consolidated statements of operations. The Company expects to continue to incur integration costs as activities supporting the proposed acquisition continue.

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

The level of detail within the Company’s condensed consolidated statements of operations and in this footnote depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Passenger ticket revenue, net of taxes and fees	$1,648	$1,648
Passenger ancillary revenue	108	104
Mileage Plan passenger revenue	248	232
Total Passenger revenue	$2,004	$1,984

Mileage Plan Loyalty Program

Mileage Plan revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Mileage Plan passenger revenue	$248	$232
Mileage Plan other revenue	164	154
Total Mileage Plan revenue	$412	$386

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Cargo revenue	$28	$29
Other revenue	36	29
Total Cargo and other revenue	$64	$58

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $584 million and $485 million from the prior year-end air traffic liability balance for the three months ended March 31, 2024 and 2023.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $104 million of such receivables as of March 31, 2024 and $102 million as of December 31, 2023.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2024	2023
Total Deferred Revenue balance at January 1	$2,603	$2,497
Travel miles and companion certificate redemption - Passenger revenue	(234)	(218)
Miles redeemed on partner airlines - Other revenue	(28)	(21)
Increase in liability for mileage credits issued	292	285
Total Deferred Revenue balance at March 31	$2,633	$2,543

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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2024, cost basis and fair value for marketable securities were $1.4 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates. Management does not believe any unrealized losses are the result of expected credit losses based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of March 31, 2024.

Fair values of financial instruments on the condensed consolidated balance sheets (in millions):

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$370	$—	$370	$387	$—	$387
Equity mutual funds	6	—	6	5	—	5
Foreign government bonds	—	10	10	—	10	10
Asset-backed securities	—	170	170	—	192	192
Mortgage-backed securities	—	103	103	—	115	115
Corporate notes and bonds	—	695	695	—	763	763
Municipal securities	—	39	39	—	38	38
Total Marketable securities	376	1,017	1,393	392	1,118	1,510
Derivative instruments
Fuel hedge contracts - call options	—	11	11	—	11	11
Interest rate swap agreements	—	9	9	—	8	8
Total Assets	$376	$1,037	$1,413	$392	$1,137	$1,529

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

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

March 31, 2024	Cost Basis	Fair Value
Due in one year or less	$443	$436
Due after one year through five years	939	907
Due after five years	34	31
Due after 10 years	14	13
No maturity date	4	6
Total	$1,434	$1,393

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

Debt: To estimate the fair value of all fixed-rate debt as of March 31, 2024, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $582 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt (in millions):

	March 31, 2024	December 31, 2023
Fixed-rate debt	$1,452	$1,515

Estimated fair value	$1,346	$1,382

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three months ended March 31, 2024.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the condensed consolidated balance sheets (in millions):

	March 31, 2024	December 31, 2023
Fixed-rate notes payable due through 2029	$73	$80
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	779	835
Variable-rate notes payable due through 2036	1,128	971
Less debt issuance costs	(15)	(15)
Total debt	2,565	2,471
Less current portion(a)	301	289
Long-term debt, less current portion	$2,264	$2,182

Weighted-average fixed-interest rate	3.3%	3.4%
Weighted-average variable-interest rate	6.8%	6.8%
(a) Excludes finance lease liabilities recognized within Current portion of long-term debt and finance leases in the condensed consolidated balance sheets as of December 31, 2023.

Approximately $240 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2024, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.6%.

During the three months ended March 31, 2024, the Company incurred debt of $195 million from multiple lenders and sources. New debt includes proceeds of $150 million which is secured by aircraft. Additionally, $45 million of debt was incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the condensed consolidated statements of cash flows. During the three months ended March 31, 2024, the Company made debt payments of $102 million.

Debt Maturity

At March 31, 2024, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2024	$201
2025	365
2026	322
2027	646
2028	131
Thereafter	915
Total Principal Payments	$2,580

Bank Lines of Credit

Alaska has three credit facilities totaling $626 million as of March 31, 2024. One credit facility is for $150 million, expires in March 2025, and is secured by certain accounts receivable, spare engines, spare parts, and ground service equipment. A second credit facility is for $400 million, expires in June 2026, and is secured by aircraft. Both facilities have variable interest rates based on SOFR plus a specified margin. A third credit facility is for $76 million, expires in June 2024, and is secured by aircraft.

Alaska has secured letters of credit against the third facility, but has no plans to borrow using either of the other two facilities. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at March 31, 2024.

Subsequent to quarter end, the Company executed an amendment to extend the term of the $150 million credit facility from March 2025 to April 2028.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2024	2023
Service cost	$7	$7
Pension expense included in Wages and benefits	7	7

Interest cost	27	27
Expected return on assets	(32)	(28)
Recognized actuarial loss	5	6
Pension expense included in Non-operating Income (Expense)	$—	$5

NOTE 7. COMMITMENTS AND CONTINGENCIES

Alaska continues to experience delivery delays of B737 aircraft. Boeing has communicated that certain B737 aircraft are expected to be delivered later than the contracted delivery dates provided to Alaska. This includes certain B737-10 aircraft contracted for delivery in 2025 that have been moved to 2026, pending certification of the B737-10. We have incorporated these adjustments in the tables below, however, management expects that other Boeing aircraft deliveries may also be delayed later than negotiated delivery timeframes.

Future minimum contractual payments for commitments as of March 31, 2024 (in millions):

	Aircraft-Related Commitments(a)	Capacity Purchase Agreements and Other Obligations (b)
Remainder of 2024	$1,164	$177
2025	830	230
2026	1,634	223
2027	601	220
2028	151	223
Thereafter	717	515
Total	$5,097	$1,588
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance, and incorporates the impact of expected delays for certain B737 aircraft as communicated by Boeing. Option deliveries are excluded from minimum commitments until exercise.
(b)Primarily comprised of non-lease costs associated with capacity purchase agreements, as well as other various sponsorship agreements and investment commitments.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircraft and engines. Details for contractual aircraft commitments as of March 31, 2024 are outlined below.

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2024-2027	2025-2030	2024-2030
B737	80	105	185
E175	7	7	14
Total	87	112	199

Aircraft Maintenance

Aircraft maintenance commitments include contractual commitments for engine maintenance agreements requiring monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements transfer certain risks to the third-party service provider. Alaska has contracts for maintenance on its B737-800 and B737-900ER aircraft engines through 2026 and 2032, respectively. Horizon has contracts for maintenance on its E175 aircraft engines through 2033 and 2039.

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

On April 15, 2024, a private antitrust action captioned Warren Yoshimoto, et al., v. Alaska Airlines, Inc., et al. was filed in the United States District Court for the District of Hawaii, against Alaska Airlines, Inc. and Alaska Air Group, Inc. The plaintiffs, whom the complaint describes as airline passengers, allege that the pending acquisition of Hawaiian Airlines, Inc. by Alaska Airlines, Inc. would violate U.S. antitrust laws. They seek to enjoin the merger or obtain divestitures, as well as costs and attorneys’ fees. The Company believes the allegations in the complaint are without merit and will defend against them vigorously, while continuing to work cooperatively with the U.S. Department of Justice to obtain regulatory clearance to close the acquisition.

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of March 31, 2024, the Company has repurchased 11.7 million shares for $709 million under this program.
Share purchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	561,086	$21	413,554	$18
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
As of March 31, 2024, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.

NOTE 9. LOSS PER SHARE
Basic loss per share and diluted loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net loss	$(132)	$(142)

Basic weighted average shares outstanding	125.970	127.501
Dilutive effect of share-based instruments	—	—
Diluted weighted average shares outstanding	125.970	127.501

Basic loss per share	$(1.05)	$(1.11)
Diluted loss per share	$(1.05)	$(1.11)

Antidilutive amounts excluded from calculation:
Employee stock awards	3.8	2.4
Stock warrants	0.2	0.4

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three months ended March 31, 2024 and 2023:

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	1	—	1	—	2
Reclassifications into earnings	—	4	—	(1)	3
Balance at March 31, 2024	$(45)	$(354)	$9	$96	$(294)

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2022	$(104)	$(421)	$15	$122	$(388)
Change in value	20	—	(3)	(3)	14
Reclassifications into earnings	6	5	—	(2)	9
Balance at March 31, 2023	$(78)	$(416)	$12	$117	$(365)

NOTE 11. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines – Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest, under which Alaska receives all passenger revenue.

Under GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Historically, our CODM has reviewed financial performance information for our airline operations and Horizon CPA as part of three reportable operating segments:
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

In addition to these reported segments, we have a "Consolidating and Other" column which reflects Air Group parent company activity, McGee Air Services, consolidating entries and other immaterial business units of the company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company's CODM to evaluate performance and allocate resources. Adjustments are further explained below in reconciling to consolidated GAAP results.

Over time, our Mainline and Regional airline segments have increasingly been managed as a single component that provides scheduled air transportation for passengers and cargo, and includes our loyalty program. Managing this component in an integrated manner enables our team to leverage our comprehensive network, single route scheduling system, and fleet as a single business to deliver optimized consolidated financial results. In the first quarter of 2024, management began evaluating changes to internal reporting that may change the discrete information that is provided to our CODM in the future to better align with the way the business is managed. Such changes may have an impact on the company’s reportable segments once finalized. We will continue to report using the existing segment structure until changes in our internal reporting have been fully implemented, and a segment analysis has been performed to determine if any changes to reportable segments are indicated.

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2024
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$1,629	$375	$—	$—	$2,004	$—	$2,004
CPA revenue	—	—	104	(104)	—	—	—
Mileage Plan other revenue	149	15	—	—	164	—	164
Cargo and other revenue	62	—	—	2	64	—	64
Total Operating Revenue	1,840	390	104	(102)	2,232	—	2,232
Operating Expenses
Operating expenses, excluding fuel	1,514	299	88	(102)	1,799	34	1,833
Fuel expense	485	93	—	—	578	(13)	565
Total Operating Expenses	1,999	392	88	(102)	2,377	21	2,398
Non-operating Income (Expense)	(3)	—	(11)	2	(12)	—	(12)
Income (Loss) Before Income Tax	$(162)	$(2)	$5	$2	$(157)	$(21)	$(178)
Pretax Margin					(7.0)%		(8.0)%

	Three Months Ended March 31, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$1,673	$311	$—	$—	$1,984	$—	$1,984
CPA revenue	—	—	78	(78)	—	—	—
Mileage Plan other revenue	143	11	—	—	154	—	154
Cargo and other revenue	57	—	—	1	58	—	58
Total Operating Revenue	1,873	322	78	(77)	2,196	—	2,196
Operating Expenses
Operating expenses, excluding fuel	1,390	256	84	(77)	1,653	64	1,717
Fuel expense	561	85	—	(1)	645	20	665
Total Operating Expenses	1,951	341	84	(78)	2,298	84	2,382
Non-operating Income (Expense)	(6)	—	(8)	1	(13)	—	(13)
Income (Loss) Before Income Tax	$(84)	$(19)	$(14)	$2	$(115)	$(84)	$(199)
Pretax Margin					(5.2)%		(9.1)%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c)Includes special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	March 31, 2024	December 31, 2023
Mainline	$20,140	$19,937
Horizon	1,382	1,352
Consolidating & Other	(6,709)	(6,676)
Consolidated	$14,813	$14,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. This overview summarizes the MD&A, which includes the following sections:

•GAAP to Non-GAAP Reconciliations and Operating Statistics - reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis, as well as operating statistics we use to measure operating performance.

•First Quarter Review - highlights from the first quarter of 2024 outlining some of the major events that occurred during the period.

•Results of Operations - an in-depth analysis of our consolidated revenue and expenses for the three months ended March 31, 2024. This section includes forward-looking statements regarding our view of the remainder of 2024.

•Liquidity and Capital Resources - an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

GAAP TO NON-GAAP RECONCILIATIONS AND OPERATING STATISTICS
We are providing reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. We believe that consideration of these non-GAAP financial measures may be important to investors for the following reasons:

•By excluding certain costs from our unit metrics, we believe that we have better visibility into the results of operations. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. We believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management and investors to understand the impact of company-specific cost drivers which are more controllable by management. We adjust for expenses related directly to our freighter aircraft operations to allow for better comparability to other domestic carriers that do not operate freighter aircraft. We also exclude certain special charges as they are unusual or nonrecurring in nature and adjusting for these expenses allows management and investors to better understand our cost performance.

•CASMex is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance. CASMex is also a measure commonly used by industry analysts, and we believe it is the basis by which they have historically compared our airline to others in the industry. The measure is also the subject of frequent questions from investors.

•Adjusted pretax income is an important metric for the employee incentive plan, which covers the majority of Air Group employees.

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

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not consider them a substitute for GAAP figures.

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Three Months Ended March 31,
	2024		2023
(in millions)	Dollars	Margin	Dollars	Margin
Loss before income tax	(178)	(8.0)%	(199)	(9.1)%
Adjusted for:
Mark-to-market fuel hedge adjustment	(13)		20
Special items - fleet transition(a)	26		13
Special items - integration costs(b)	8		—
Special items - labor and other(c)	—		51
Adjusted loss before income tax	(157)	(7.0)%	(115)	(5.2)%
(a) Special items - fleet transition in the three months ended March 31, 2024 and 2023 is primarily for costs associated with the retirement of Airbus and Q400 aircraft, as well as gains on the sale of certain Q400 aircraft.
(b) Special items - integration costs is associated with our proposed acquisition of Hawaiian Airlines.
(c) Special items - labor and other is for changes to Alaska pilots' sick leave benefits resulting from an agreement signed in the first quarter of 2023.

	Three Months Ended March 31,
	2024		2023
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net loss per share	$(132)	$(1.05)	$(142)	$(1.11)
Mark-to-market fuel hedge adjustment	(13)	(0.10)	20	0.16
Special items - fleet transition	26	0.21	13	0.10
Special items - integration costs	8	0.06	—	—
Special items - labor and other	—	—	51	0.40
Income tax effect of reconciling items above	(5)	(0.04)	(21)	(0.17)
Adjusted net loss per share	$(116)	$(0.92)	$(79)	$(0.62)

	Three Months Ended March 31,
(in millions)	2024		2023
Total operating expenses	2,398		2,382
Less the following components:
Aircraft fuel, including hedging gains and losses	565		665
Freighter costs(a)	15		14
Special items - fleet transition	26		13
Special items - integration costs	8		—
Special items - labor and other	—		51
Total operating expenses, excluding fuel, freighter costs, and special items	1,784		1,639

CASMex	11.60	¢	10.44	¢
(a) Freighter costs in the three months ended March 31, 2024 and 2023 are not presented separately on the consolidated statements of operations.

OPERATING STATISTICS (unaudited)
Below are consolidated operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended March 31,
	2024	2023	Change
Revenue passengers (000)	9,774	9,852	(1)%
RPMs (000,000) "traffic"	12,524	12,554	—%
ASMs (000,000) "capacity"	15,378	15,705	(2)%
Load factor	81.4%	79.9%	1.5 pts
Yield	16.00¢	15.80¢	1%
PRASM	13.03¢	12.63¢	3%
RASM	14.51¢	13.98¢	4%
CASMex(a)	11.60¢	10.44¢	11%
Economic fuel cost per gallon(a)	$3.08	$3.41	(10)%
Fuel gallons (000,000)	188	189	(1)%
ASMs per fuel gallon	81.8	83.1	(2)%
Departures (000)	95.7	95.4	—%
Average full-time equivalent employees (FTEs)	23,013	22,978	—%
Operating fleet(b)	315	294	21 a/c
(a)Refer to reconciliation of this non-GAAP measure to the most directly related GAAP measure.
(b)Includes aircraft owned and leased by Alaska and Horizon as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes non-operating aircraft.

FIRST QUARTER REVIEW

Financial Overview

We reported a loss before income tax for the first quarter of 2024 of $178 million, compared to $199 million for the first quarter of 2023. Despite the impacts of Flight 1282 and the subsequent grounding of the B737-9 fleet, which are outlined more fully below, the Company recorded record first quarter revenue bolstered by strategic capacity deployment and strong leisure and business demand. Revenue improvement, combined with a $100 million decrease in aircraft fuel costs, offset by increased non-fuel operating expenses drove the year-over-year improvement in pretax loss.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2023. A glossary of financial terms can be found at the end of this Item 2.

Flight 1282 and B737-9 Updates

Air Group's first quarter operation and results were significantly impacted by Flight 1282 in January and the B737-9 grounding which extended into February. These events negatively impacted results by $162 million in the first quarter, of which approximately $150 million relates to lost revenue and the remainder to incremental costs. The Company received $162 million in cash compensation from Boeing to address these financial damages, which was recorded as an offset to the cost basis of certain B737-9 aircraft. Subsequent to quarter end, Boeing issued Air Group $61 million in supplier credit memos to be used on future Boeing purchases.

Labor Update

In the first quarter, Alaska technicians, represented by the Aircraft Mechanics Fraternal Union (AMFA), ratified a new five-year Collective Bargaining Agreement (CBA) that includes wage increases and quality of life improvements.

Alaska is in negotiations with its flight attendants represented by the Association of Flight Attendants (AFA) for an updated CBA. A mediator from the National Mediation Board is involved in the negotiations. Horizon has initiated negotiations with certain labor groups for updated CBAs, including its pilots, represented by the International Brotherhood of Teamsters; its flight attendants, represented by AFA; and its technicians, represented by AMFA.

Outlook

The following represents our expectations for the second quarter and full year 2024 results:

Q2 Expectation
Capacity (ASMs) % change versus 2023	Up 5% to 7%
Economic fuel cost per gallon	$3.00 to $3.20
Earnings per share(a)	$2.20 to $2.40

Full Year Expectation
Capacity (ASMs) % change versus 2023	< 3%
Earnings per share(a)	$3.25 to $5.25
Capital expenditures	$1.2 billion - $1.3 billion
(a) Earnings per share guidance assumes a full year tax rate of approximately 25%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2024 TO THREE MONTHS ENDED MARCH 31, 2023

OPERATING REVENUE

Total operating revenue increased $36 million, or 2%, in the first quarter of 2024 compared to the same period in 2023. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Passenger revenue	$2,004	$1,984	1%
Mileage Plan other revenue	164	154	6%
Cargo and other revenue	64	58	10%
Total Operating Revenue	$2,232	$2,196	2%

Passenger revenue

On a consolidated basis, Passenger revenue for the first quarter of 2024 increased $20 million, or 1% compared to the same period in 2023. While the B737-9 grounding resulted in approximately $150 million in lost revenue, meaningful improvements in corporate travel revenue and general close-in strength drove improvements in unit revenue to help offset this negative impact. Additionally, increased traffic on ten E175 aircraft added to our fleet since the first quarter of 2023 contributed positively to Passenger revenue.

We expect to see further growth to Passenger revenue as we progress through 2024 driven by diverse revenue offerings, increased capacity, continued improvements to our strategic network, and further recovery of West Coast corporate travel.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue for the first quarter of 2024 increased by $10 million, or 6%. The increase was driven by higher commissions from our bank card partner primarily due to increased credit card acquisitions, as well as higher commission revenue from other third party partners.

We expect to see continued strength in Mileage Plan other revenue for the remainder of 2024, enabled by higher commissions from increased card spend and incremental partner activity.

Cargo and other revenue

On a consolidated basis, Cargo and other revenue for the first quarter of 2024 increased by $6 million, or 10%. The growth was driven by incremental lounge revenue and other miscellaneous increases.

We expect to see further growth in Cargo and other revenue for the remainder of 2024, driven by increased freight volumes with the addition of a second B737-800 freighter to our fleet in the second quarter of 2024.

OPERATING EXPENSES

Total operating expenses increased $16 million, or 1%, compared to the first quarter of 2023. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Fuel expense	$565	$665	(15)%
Non-fuel operating expenses, excluding special items	1,799	1,653	9%
Special items - fleet transition	26	13	100%
Special items - integration costs	8	—	NM
Special items - labor and other	—	51	(100)%
Total Operating Expenses	$2,398	$2,382	1%

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

Aircraft fuel expense decreased $100 million, or 15%, compared to the first quarter of 2023. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2024		2023
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$565	$3.01	$633	$3.35
Losses on settled hedges	13	0.07	12	0.06
Economic fuel expense	$578	$3.08	$645	$3.41
Mark-to-market fuel hedge adjustments	(13)	(0.07)	20	0.11
Aircraft fuel, including hedging gains and losses	$565	$3.01	$665	$3.52
Fuel gallons		188		189

Raw fuel expense decreased 11% in the first quarter of 2024 compared to the first quarter of 2023, due to lower per gallon costs on decreased refining margins associated with the conversion of crude oil to jet fuel.

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

Losses recognized for hedges that settled during the first quarter were $13 million in 2024, compared to losses of $12 million in the same period in 2023. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement. In 2023, we suspended our crude oil hedge program. Our final option position will settle in the first quarter of 2025.

In the second quarter, we expect our economic fuel cost per gallon to range between $3.00 to $3.20.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and other special items. Significant operating expense variances from 2023 are more fully described below.

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Wages and benefits	$804	$723	11%
Variable incentive pay	44	47	(6)%
Aircraft maintenance	122	124	(2)%
Aircraft rent	47	59	(20)%
Landing fees and other rentals	165	152	9%
Contracted services	97	95	2%
Selling expenses	77	66	17%
Depreciation and amortization	126	104	21%
Food and beverage service	58	54	7%
Third-party regional carrier expense	54	52	4%
Other	205	177	16%
Total non-fuel operating expenses, excluding special items	$1,799	$1,653	9%

Wages and benefits

Wages and benefits increased by $81 million, or 11%, in the first quarter of 2024. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Wages	$609	$558	9%
Payroll taxes	44	41	7%
Medical and other benefits	83	66	26%
Defined contribution plans	61	51	20%
Pension - Defined benefit plans	7	7	—%
Total Wages and benefits	$804	$723	11%

Wages increased $51 million, or 9%, driven by higher wage rates stemming from labor agreements reached with various represented labor groups since the first quarter of 2023, as well as additional impact from irregular operations following the B737-9 grounding. Increased expense for payroll taxes is consistent with the change in wages.

Increased expense for medical and other benefits was primarily driven by an increase in the cost of medical services compared to the prior year. Increased expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for various labor groups.

We expect to see higher wages and benefits for the remainder of 2024 due to the increase in wage rates and additional agreements we may reach during the year with represented labor groups.

Aircraft rent

Aircraft rent expense decreased by $12 million, or 20%, in the first quarter of 2024. The decrease was primarily driven by the retirement of ten leased A321neo aircraft fleet from operations, partially offset by the addition of one leased B737-9 and one leased B737-800 freighter since the first quarter of 2023.

We expect aircraft rent to remain below 2023 levels for the remainder of 2024, due to the net reduction in leased aircraft described above.

Landing fees and other rentals

Landing fees and other rentals increased by $13 million, or 9%, in the first quarter of 2024. The increase was driven primarily by higher terminal rent costs resulting from rate increases at many of our facilities, as well as non-recurring favorable settlements that were realized in 2023.

We expect landing fees and other rentals to increase for the remainder of 2024 as compared to 2023 due to increased capacity and higher rates at airports.

Selling expenses

Selling expenses increased by $11 million, or 17%, in the first quarter of 2024. The increase was primarily driven by increased credit card commissions, as well as timing differences.

We expect selling expenses to increase for the remainder of 2024 as compared to 2023, due primarily to higher sales and an increase in marketing costs as we continue to build our brand.

Depreciation and amortization

Depreciation and amortization increased by $22 million, or 21%, in the first quarter of 2024. The increase was primarily due to the addition of 22 owned B737 aircraft and ten owned E175 aircraft to our fleet since the first quarter of 2023. Incremental depreciation on ground service and other equipment also contributed to the increase.

Other expense

Other expense increased by $28 million, or 16%, in the first quarter of 2024. The increase was primarily driven by passenger remuneration and crew hotel costs due to the B737-9 grounding. Additional software expenses also contributed to the increase.

Special items - fleet transition

We recorded expenses associated with the Company's fleet transition of $26 million in the first quarter of 2024. These costs consist of certain aircraft maintenance work performed as a result of the fleet retirements, adjustments to estimated costs to return the A320 fleet, and holdover rent for Airbus aircraft which have not yet been returned to the lessor as of the lease expiration date.

Special items - integration costs

We recorded $8 million in integration costs associated with our proposed acquisition of Hawaiian Airlines. These costs primarily consist of professional services fees. We expect to incur additional integration costs as activities supporting the proposed acquisition continue.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 11 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Mainline

Mainline operations reported an adjusted pretax loss of $162 million in the first quarter of 2024, compared to a loss of $84 million in the same period in 2023. The $78 million decrease was driven by decreased passenger revenue as a result of the B737-9 grounding, as well as increased non-fuel operating expenses, which were primarily driven by higher wage rates across various labor groups and incremental ownership costs associated with 22 owned B737 aircraft added to Alaska's fleet since the first quarter of 2023. These increases were partially offset by decreased fuel costs due to lower per gallon costs and fewer gallons consumed.

Regional

Regional operations reported an adjusted pretax loss of $2 million in the first quarter of 2024, compared to a loss of $19 million in the same period in 2023. The $17 million improvement was driven by higher passenger revenue consistent with the increase in traffic, partially offset by higher operating expenses driven by increased capacity.

Horizon

Horizon reported an adjusted pretax profit of $5 million in the first quarter of 2024, compared to a loss of $14 million in the same period in 2023. The $19 million improvement was driven by incremental revenue consistent with increased capacity sold to Alaska, as well as cost reductions resulting from Horizon's transition to a single fleet. These improvements were partially offset by increased expenses driven by the addition of ten owned E175 aircraft added to Horizon's fleet since the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•Existing cash and marketable securities of $2.3 billion;

•Cash flows from operations of $292 million;

•Our Mileage Plan program and 63 unencumbered aircraft which could be financed, if necessary;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $550 million.

During the three months ended March 31, 2024, we incurred new debt of $195 million and made debt payments of $102 million. We ended the quarter with a debt-to-capitalization ratio of 47%, within our target range of 40% to 50%. We continued share repurchases, spending $21 million in the first quarter, pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2024	December 31, 2023	Change
Cash and marketable securities	$2,278	$1,791	27%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	27%	22%	5 pts
Long-term debt, net of current portion	2,264	2,182	4%
Shareholders’ equity	$3,977	$4,113	(3)%

Debt-to-capitalization, including operating and finance leases
(in millions)	March 31, 2024	December 31, 2023	Change
Long-term debt, net of current portion	$2,264	$2,182	4%
Capitalized operating leases	1,256	1,283	(2)%
Capitalized finance leases(a)	—	64	NM
Adjusted debt, net of current portion of long-term debt	$3,520	$3,529	—%
Shareholders' equity	3,977	4,113	(3)%
Total invested capital	$7,497	$7,642	(2)%

Debt-to-capitalization, including operating and finance leases	47%	46%	1 pt
(a)To best reflect our leverage at December 31, 2023, we included our capitalized finance lease balances, which are recognized within the Current portion of long-term debt and finance leases line in the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items, and rent
(in millions)	March 31, 2024	December 31, 2023
Current portion of long-term debt and finance leases	$301	$353
Current portion of operating lease liabilities	158	158
Long-term debt	2,264	2,182
Long-term operating lease liabilities, net of current portion	1,098	1,125
Total adjusted debt	3,821	3,818
Less: Cash and marketable securities	2,278	1,791
Adjusted net debt	$1,543	$2,027

(in millions)	Twelve Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
GAAP Operating Income(a)	$414	$394
Adjusted for:
Special items	413	443
Mark-to-market fuel hedge adjustments	(35)	(2)
Depreciation and amortization	473	451
Aircraft rent	196	208
EBITDAR	$1,461	$1,494
Adjusted net debt to EBITDAR	1.1x	1.4x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

ANALYSIS OF OUR CASH FLOWS

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance.

Cash Provided by Operating Activities

For the first three months of 2024, net cash provided by operating activities was $292 million, compared to $222 million in 2023. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state, and local taxing authorities.

The $70 million net increase in our operating cash flows was due to a combination of factors. Payments made in 2024 for our 2023 incentive pay program were approximately $60 million lower than payments in 2023 for our 2022 program. Additionally, growth in our air traffic liability increased $35 million in the first quarter compared to the prior year. These amounts were partially offset by other changes in working capital accounts.

Cash Provided by Investing Activities

Cash provided by investing activities was $318 million during the first three months of 2024, compared to $60 million in 2023. The change was due to a combination of factors. In the first quarter, the Company received $162 million in compensation from Boeing related to the B737-9 grounding, which is presented as Supplier proceeds. Total property and equipment expenditures decreased $67 million as we took no deliveries of B737-9 aircraft in the first quarter of 2024 compared to three owned B737-9 deliveries in the prior period, and due to changes in contractual terms of our aircraft purchase deposit schedule with Boeing. Cash flows from other investing activities increased $96 million due to the sale of certain A321neo aircraft. These changes were partially offset by decreased cash flows from net sales of marketable securities, which were $120 million in 2024, compared to $187 million in 2023.

Cash Used in Financing Activities

Cash used in financing activities was $5 million during the first three months of 2024, compared to $114 million in 2023. The change was largely driven by $149 million in new debt proceeds in 2024 compared to zero in 2023, partially offset by increased cash used in other financing activities, of which the settlement of our final A321neo finance lease was the largest component.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations. In prior filings, we had indicated our expected capital expenditures for 2024 would be approximately $1.4 billion to $1.5 billion. Based on management's assumptions regarding aircraft delivery delays in 2024, described in more detail below, we now expect 2024 capital expenditures to be approximately $1.2 billion to $1.3 billion.

Aircraft Commitments

As of March 31, 2024, Alaska had firm orders to purchase 80 B737 aircraft with deliveries between 2024 and 2027. Alaska also had rights for 105 additional B737 aircraft through 2030.

Alaska continues to experience delivery delays of B737 aircraft. Boeing has communicated that certain B737 aircraft are expected to be delivered later than the contracted delivery dates provided to Alaska. This includes certain B737-10 aircraft contracted for delivery in 2025 that have been moved to 2026, pending certification of the B737-10. We have incorporated these adjustments in the tables below, however, management expects that other Boeing aircraft deliveries may also be delayed later than negotiated delivery timeframes.

As of March 31, 2024, Horizon had commitments to purchase seven E175 aircraft with deliveries between 2024 and 2026. Horizon also had options to acquire seven E175 aircraft between 2025 and 2026. The remaining E175 delivery expected in 2024 is covered under a financing agreement executed in 2023. Capital expenditures for this delivery, which are included within aircraft-related commitments in the contractual obligations table below, will be reflected as a non-cash transaction in the consolidated statements of cash flows. Subsequent to quarter end, two of Horizon's seven E175 options expired.

Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our fleet plan based on contractual terms, with adjustments to reflect delivery delays as communicated by Boeing:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	March 31, 2024	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	1	1	2	—	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900	12	—	12	—	12	—	12
B737-900ER	79	—	79	—	79	—	79
B737-8	1	7	8	12	20	—	20
B737-9	64	16	80	—	80	—	80
B737-10	—	—	—	—	—	30	30
Total Mainline Fleet	230	24	254	12	266	30	296
E175 operated by Horizon	43	1	44	3	47	3	50
E175 operated by third party	42	—	42	1	43	—	43
Total Regional Fleet	85	1	86	4	90	3	93
Total	315	25	340	16	356	33	389

Fuel Hedge Positions

In 2023, we suspended our crude oil hedge program. Existing positions entered into before suspension of the program will settle through the first quarter of 2025. All future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Prior to suspension, our program was designed to hedge on up to 50% of our expected consumption. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter of 2024	40%	$90	$5
Third Quarter of 2024	30%	$88	$5
Fourth Quarter of 2024	20%	$87	$5
Full Year 2024	30%	$88	$5
First Quarter of 2025	10%	$92	$5
Full Year 2025	2%	$92	$5

Contractual Obligations

The following table provides a summary of our obligations as of March 31, 2024. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2024	2025	2026	2027	2028	Beyond 2028	Total
Debt obligations	$201	$365	$322	$646	$131	$915	$2,580
Lease commitments(a)	173	204	204	196	187	705	1,669
Aircraft-related commitments(b)	1,164	830	1,634	601	151	717	5,097
Interest obligations(c)	99	110	124	99	54	115	601
CPA and other obligations	177	230	223	220	223	515	1,588
Total	$1,814	$1,739	$2,507	$1,762	$746	$2,967	$11,535
(a)Lease commitments include minimum payments for aircraft (operating and non-operating) with associated operating leases, as we have remaining cash obligations under existing terms. It also includes minimum lease payments for facilities.
(b)Includes contractual commitments for aircraft, engines, and aircraft maintenance, and incorporates the impact of expected delays for certain B737 aircraft as communicated by Boeing. Option deliveries are excluded from minimum commitments until exercise.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of March 31, 2024.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. At March 31, 2024, our debt portfolio carries a weighted average interest rate of 4.6%. Interest is paid with regular debt service. Debt service obligations remaining in 2024 are expected to be approximately $300 million, inclusive of interest and principal. Refer to Note 5 to the consolidated financial statements for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with our capacity purchase agreements between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For leased aircraft, contractual terms require us to return the aircraft in a specified state. As a result of these contractual terms, we incur significant costs to return these aircraft at the termination of the lease. Costs to return leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return or any expected early retirement date, unless a determination is made to remove the leased asset from operation. If the leased aircraft is removed from the operating fleet, the estimated cost to return is accrued at the time of removal. Lease return accrual estimates are based on the time remaining on the lease and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. At March 31, 2024, $90 million is accrued for lease returns, and classified within Other accrued liabilities in the consolidated balance sheets.

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

Sustainability Commitments

As part of our efforts to reach net-zero carbon emissions by 2040, we have outlined a five-part path that includes operational efficiency, fleet renewal, sustainable aviation fuel (SAF), investing in new technologies, and using credible offsetting and removal technologies to close the gaps to our emissions target in future years. We anticipate these efforts will require cash outlays, not all of which are reflected in our contractual commitments. Finding and establishing relationships with suppliers to meet these commitments is in process. Currently, Alaska has certain agreements to purchase SAF to be delivered in the coming years. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. Financial commitments that have been contractually established and have defined minimum obligations, including those related to Alaska Star Ventures, are included within the CPA and other obligations row in the above table.

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

Proposed Acquisition of Hawaiian Holdings Inc.

On December 2, 2023, the Company entered into a definitive agreement to acquire Hawaiian Holdings, Inc. (Hawaiian). The Company has agreed to pay Hawaiian's shareholders $18.00 per share, or approximately $1.0 billion, in cash for the outstanding shares of Hawaiian. In addition, the Company expects to assume Hawaiian's debt and lease obligations on the date of acquisition. The acquisition is dependent on approval by various regulatory bodies and other customary closing conditions. The Company expects to fund this acquisition through a combination of existing cash and marketable securities, new debt, as well as other available sources of liquidity.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2024. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.

GLOSSARY OF TERMS

Adjusted net debt - long-term debt, including current portion, plus capitalized operating and finance leases, less cash and marketable securities

Adjusted net debt to EBITDAR - represents net adjusted debt divided by EBITDAR (trailing twelve months earnings before interest, taxes, depreciation, amortization, special items and rent)

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM; represents all operating expenses including fuel, freighter costs, and special items

CASMex - operating costs excluding fuel, freighter costs, and special items per ASM, or "unit cost"

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus capitalized operating and finance lease liabilities) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program

Freighter Costs - operating expenses directly attributable to the operation of Alaska's Boeing 737 freighter aircraft exclusively performing cargo missions

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus A320, and Airbus A321neo jets and all associated revenue and costs

PRASM - passenger revenue per ASM, or "passenger unit revenue"

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 15, 2024, a private antitrust action captioned Warren Yoshimoto, et al., v. Alaska Airlines, Inc., et al. was filed in the United States District Court for the District of Hawaii, against Alaska Airlines, Inc. and Alaska Air Group, Inc. The plaintiffs, whom the complaint describes as airline passengers, allege that the pending acquisition of Hawaiian Airlines, Inc. by Alaska Airlines, Inc. would violate U.S. antitrust laws. They seek to enjoin the merger or obtain divestitures, as well as costs and attorneys’ fees. The Company believes the allegations in the complaint are without merit and will defend against them vigorously, while continuing to work cooperatively with the U.S. Department of Justice to obtain regulatory clearance to close the acquisition.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2023 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2024 - January 31, 2024	46,000	$36.74
February 1, 2024 - February 29, 2024	227,708	37.36
March 1, 2024 - March 31, 2024	287,378	38.38
Total	561,086	$37.83	$291

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

As of March 31, 2024, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance, Controller, and Treasurer

May 3, 2024

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