Form 10-Q
period 2024-06-30
ALASKA AIR GROUP, INC.
filed 2024-08-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant has 126,159,173 common shares, par value $0.01, outstanding at July 31, 2024.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,115	$281
Marketable securities	1,394	1,510
Total cash and marketable securities	2,509	1,791
Receivables - net	370	383
Inventories and supplies - net	106	116
Prepaid expenses	179	176
Other current assets	212	239
Total Current Assets	3,376	2,705

Property and Equipment
Aircraft and other flight equipment	10,734	10,425
Other property and equipment	1,941	1,814
Deposits for future flight equipment	383	491
	13,058	12,730
Less accumulated depreciation and amortization	4,537	4,342
Total Property and Equipment - Net	8,521	8,388

Other Assets
Operating lease assets	1,142	1,195
Goodwill and intangible assets	2,033	2,033
Other noncurrent assets	270	292
Total Other Assets	3,445	3,520

Total Assets	$15,342	$14,613

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$203	$207
Accrued wages, vacation and payroll taxes	513	584
Air traffic liability	1,576	1,136
Other accrued liabilities	852	800
Deferred revenue	1,312	1,221
Current portion of operating lease liabilities	153	158
Current portion of long-term debt and finance leases	359	353
Total Current Liabilities	4,968	4,459

Long-Term Debt, Net of Current Portion	2,313	2,182

Noncurrent Liabilities
Long-term operating lease liabilities, net of current portion	1,050	1,125
Deferred income taxes	746	695
Deferred revenue	1,329	1,382
Obligation for pension and post-retirement medical benefits	358	362
Other liabilities	352	295
Total Noncurrent Liabilities	3,835	3,859

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2024 - 140,570,032 shares; 2023 - 138,960,830 shares, Outstanding: 2024 - 126,475,292 shares; 2023 - 126,090,353 shares	1	1
Capital in excess of par value	757	695
Treasury stock (common), at cost: 2024 - 14,094,740 shares; 2023 - 12,870,477 shares	(868)	(819)
Accumulated other comprehensive loss	(287)	(299)
Retained earnings	4,623	4,535
	4,226	4,113
Total Liabilities and Shareholders' Equity	$15,342	$14,613

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Operating Revenue
Passenger revenue	$2,651	$2,598	$4,655	$4,582
Mileage Plan other revenue	174	170	338	324
Cargo and other revenue	72	70	136	128
Total Operating Revenue	2,897	2,838	5,129	5,034

Operating Expenses
Wages and benefits	782	754	1,586	1,477
Variable incentive pay	49	57	93	104
Aircraft fuel, including hedging gains and losses	615	573	1,180	1,238
Aircraft maintenance	129	125	251	249
Aircraft rent	46	54	93	113
Landing fees and other rentals	173	167	338	319
Contracted services	106	95	203	190
Selling expenses	84	81	161	147
Depreciation and amortization	128	113	254	217
Food and beverage service	67	60	125	114
Third-party regional carrier expense	64	54	118	106
Other	186	182	391	359
Special items - operating	146	186	180	250
Total Operating Expenses	2,575	2,501	4,973	4,883
Operating Income	322	337	156	151

Non-operating Income (Expense)
Interest income	24	22	41	39
Interest expense	(36)	(28)	(71)	(56)
Interest capitalized	6	7	12	14
Special items - net non-operating	—	(6)	—	(6)
Other - net	—	(7)	—	(16)
Total Non-operating Expense	(6)	(12)	(18)	(25)
Income Before Income Tax	316	325	138	126
Income tax expense	96	85	50	28
Net Income	$220	$240	$88	$98

Basic Earnings Per Share:	$1.74	$1.88	$0.70	$0.77
Diluted Earnings Per Share:	$1.71	$1.86	$0.69	$0.76
Weighted Average Shares Outstanding used for computation:
Basic	126.337	127.440	126.153	127.470
Diluted	128.310	128.919	127.857	128.860

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Income	$220	$240	$88	$98
Other comprehensive income (loss), net of tax
Marketable securities	4	(5)	5	16
Employee benefit plans	3	4	6	8
Interest rate derivative instruments	—	1	1	(1)
Total other comprehensive income, net of tax	$7	$—	$12	$23

Total Comprehensive Income, Net of Tax	$227	$240	$100	$121

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
Net loss	—	—	—	—	—	(132)	(132)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.561)	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.177	—	(3)	—	—	—	(3)
Balance at March 31, 2024	125.706	$1	$707	$(840)	$(294)	$4,403	$3,977
Net income	—	—	—	—	—	220	220
Other comprehensive income	—	—	—	—	7	—	7
Common stock repurchase	(0.663)	—	—	(28)	—	—	(28)
Stock-based compensation	0.013	—	13	—	—	—	13
Stock issued for employee stock purchase plan	1.401	—	37	—	—	—	37
Stock issued under stock plans	0.018	—	—	—	—	—	—
Balance at June 30, 2024	126.475	$1	$757	$(868)	$(287)	$4,623	$4,226

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
Net loss	—	—	—	—	—	(142)	(142)
Other comprehensive income	—	—	—	—	23	—	23
Common stock repurchase	(0.414)	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.123	—	(2)	—	—	—	(2)
Balance at March 31, 2023	127.243	$1	$587	$(692)	$(365)	$4,158	$3,689
Net income	—	—	—	—	—	240	240
Other comprehensive income	—	—	—	—	—	—	—
Common stock repurchase	(0.872)	—	—	(39)	—	—	(39)
Stock-based compensation	0.017	—	26	—	—	—	26
Stock issued for employee stock purchase plan	0.924	—	34	—	—	—	34
Stock issued under stock plans	0.036	—	1	—	—	—	1
Balance at June 30, 2023	127.348	$1	$648	$(731)	$(365)	$4,398	$3,951

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash Flows from Operating Activities:
Net Income	$88	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	217
Stock-based compensation and other	37	56
Special items - operating	—	238
Changes in certain assets and liabilities:
Changes in deferred income taxes	47	27
Increase in accounts receivable	(55)	(55)
Increase in air traffic liability	440	394
Increase in deferred revenue	38	80
Other - net	23	(223)
Net cash provided by operating activities	872	832
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(380)	(414)
Other flight equipment	(63)	(113)
Other property and equipment	(144)	(107)
Supplier proceeds	162	—
Purchases of marketable securities	(163)	(389)
Sales and maturities of marketable securities	288	574
Fleet transition	133	(29)
Other investing activities	32	(1)
Net cash used in investing activities	(135)	(479)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	279	—
Long-term debt payments	(149)	(149)
Common stock repurchases	(49)	(57)
Other financing activities	6	41
Net cash provided by (used in) financing activities	87	(165)
Net increase in cash and cash equivalents	824	188
Cash, cash equivalents, and restricted cash at beginning of period	308	369
Cash, cash equivalents, and restricted cash at end of the period	$1,132	$557

	Six Months Ended June 30,
(in millions)	2024	2023
Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$55	$42
Income taxes, net of refunds received	—	14

Non-cash transactions:
Right-of-use assets acquired through operating leases	34	120
Operating leases converted to finance leases	—	310
Property and equipment acquired through the issuance of debt	68	134

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	1,115	536
Restricted cash included in Other noncurrent assets	17	21
Total cash, cash equivalents, and restricted cash at end of the period	$1,132	$557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska and Horizon. The unaudited Condensed Consolidated Financial Statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Quarterly Report on Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of operating results for the entire year.

Flight 1282 and Boeing 737-9 MAX Grounding

As a result of the Flight 1282 accident and the subsequent grounding of Boeing 737-9 MAX (B737-9) aircraft, Air Group's operation and results in the first and second quarters were significantly impacted. The Company received compensation from Boeing to address the financial damages incurred as a result of the grounding. In the first quarter, Boeing paid Air Group $162 million in cash. In the second quarter, Boeing issued Air Group $61 million in supplier credit memos to be applied against future Boeing goods and services purchases.

Compensation received under the agreement is accounted for as a reduction in cost basis of certain B737-9 aircraft. The compensation is reflected within Aircraft and other flight equipment and Deposits for future flight equipment in the unaudited Condensed Consolidated Balance Sheets.

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

On May 7, 2024, Air Group and Hawaiian certified substantial compliance with the Second Request. The certification of substantial compliance triggered the start of the 90-day period described in the prior paragraph, which was previously scheduled to expire on August 5, 2024. On July 29, 2024, Air Group and Hawaiian agreed with the DOJ to extend the Review Period until 12:01 a.m. Eastern Time on August 15, 2024.

In the three and six months ended June 30, 2024, the Company incurred integration costs of $30 million and $38 million, respectively, primarily consisting of professional services fees. These costs are included within Special items - operating in the unaudited Condensed Consolidated Statements of Operations. The Company expects to continue to incur integration costs as activities supporting the proposed acquisition continue.

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

The level of detail within the Company’s unaudited Condensed Consolidated Statements of Operations and in this footnote depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

Passenger revenue recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passenger ticket revenue, net of taxes and fees	$2,226	$2,207	$3,874	$3,855
Passenger ancillary revenue	135	123	243	227
Mileage Plan passenger revenue	290	268	538	500
Total Passenger revenue	$2,651	$2,598	$4,655	$4,582

Mileage Plan Loyalty Program

Mileage Plan revenue included in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mileage Plan passenger revenue	$290	$268	$538	$500
Mileage Plan other revenue	174	170	338	324
Total Mileage Plan revenue	$464	$438	$876	$824

Cargo and Other Revenue

Cargo and other revenue included in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cargo revenue	$36	$39	$64	$68
Other revenue	36	31	72	60
Total Cargo and other revenue	$72	$70	$136	$128

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $150 million and $103 million from the prior year-end air traffic liability balance for the three months ended June 30, 2024 and 2023, and $717 million and $588 million from the prior year-end air traffic liability balance for the six months ended June 30, 2024 and 2023.

Mileage Plan assets and liabilities

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $87 million of such receivables as of June 30, 2024 and $102 million as of December 31, 2023.

The table below presents a roll forward of the total frequent flyer liability (in millions):

	Six Months Ended June 30,
	2024	2023
Total Deferred Revenue balance at January 1	$2,603	$2,497
Travel miles and companion certificate redemption - Passenger revenue	(508)	(470)
Miles redeemed on partner airlines - Other revenue	(67)	(52)
Increase in liability for mileage credits issued	613	602
Total Deferred Revenue balance at June 30	$2,641	$2,577

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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2024, cost basis and fair value for marketable securities were $1.4 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. Management does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of June 30, 2024.

Fair values of financial instruments on the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$438	$—	$438	$387	$—	$387
Equity mutual funds	6	—	6	5	—	5
Foreign government bonds	—	10	10	—	10	10
Asset-backed securities	—	168	168	—	192	192
Mortgage-backed securities	—	91	91	—	115	115
Corporate notes and bonds	—	638	638	—	763	763
Municipal securities	—	43	43	—	38	38
Total Marketable securities	444	950	1,394	392	1,118	1,510
Derivative instruments
Fuel hedge contracts - call options	—	6	6	—	11	11
Interest rate swap agreements	—	9	9	—	8	8
Total Assets	$444	$965	$1,409	$392	$1,137	$1,529

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

Activity and Maturities for Marketable Securities

Maturities for marketable securities (in millions):

June 30, 2024	Cost Basis	Fair Value
Due in one year or less	$600	$592
Due after one year through five years	785	758
Due after five years through ten years	29	26
Due after 10 years	13	12
No maturity date	4	6
Total	$1,431	$1,394

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

Debt: To estimate the fair value of all fixed-rate debt as of June 30, 2024, the Company uses the income approach by discounting cash flows or estimation using quoted market prices, utilizing borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate Enhanced Equipment Trust Certificate (EETC) debt is Level 2, as it is estimated using observable inputs, while the estimated fair value of $601 million of other fixed-rate debt, including PSP notes payable, is classified as Level 3, as it is not actively traded and is valued using discounted cash flows which is an unobservable input.

Fixed-rate debt on the unaudited Condensed Consolidated Balance Sheets and the estimated fair value of long-term fixed-rate debt (in millions):

	June 30, 2024	December 31, 2023
Fixed-rate debt	$1,447	$1,515

Estimated fair value	$1,367	$1,382

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and six months ended June 30, 2024.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024	December 31, 2023
Fixed-rate notes payable due through 2029	$68	$80
Fixed-rate PSP notes payable due through 2031	600	600
Fixed-rate EETC payable due through 2025 & 2027	779	835
Variable-rate notes payable due through 2036	1,239	971
Less debt issuance costs	(14)	(15)
Total debt	2,672	2,471
Less current portion(a)	(359)	(289)
Long-term debt, less current portion	$2,313	$2,182

Weighted-average fixed-interest rate	3.3%	3.4%
Weighted-average variable-interest rate	6.9%	6.8%
(a) Excludes finance lease liabilities recognized within Current portion of long-term debt and finance leases in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2023.

Approximately $223 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at June 30, 2024, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.7%.

During the six months ended June 30, 2024, the Company incurred debt of $348 million from multiple lenders and sources. New debt includes proceeds of $280 million, secured by a combination of aircraft and flight simulators. Additionally, $68 million was incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the unaudited Condensed Consolidated Statements of Cash Flows. During the six months ended June 30, 2024, the Company made debt payments of $149 million.

Subsequent to quarter end, the Company incurred debt of $67 million, secured by aircraft.

Debt Maturity

At June 30, 2024, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2024	$164
2025	385
2026	342
2027	666
2028	176
Thereafter	953
Total Principal Payments	$2,686

Bank Lines of Credit

Alaska has three credit facilities totaling $626 million as of June 30, 2024. One credit facility is for $150 million, expires in April 2028, and is secured by certain accounts receivable, spare engines, spare parts, and ground service equipment. A second credit facility is for $400 million, expires in June 2026, and is secured by aircraft. Both facilities have variable interest rates based on SOFR plus a specified margin. A third credit facility is for $76 million, expires in June 2025, and is secured by aircraft.

Alaska has secured letters of credit against the third facility. All credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at June 30, 2024.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$7	$7	$14	$14
Pension expense included in Wages and benefits	7	7	14	14

Interest cost	27	27	54	54
Expected return on assets	(32)	(29)	(64)	(57)
Recognized actuarial loss	4	6	9	12
Pension expense (benefit) included in Non-operating Income	$(1)	$4	$(1)	$9

NOTE 7. COMMITMENTS AND CONTINGENCIES

Boeing has communicated to Alaska that certain B737 aircraft are expected to be delivered later than the contracted delivery dates. This includes certain B737-8 and B737-9 aircraft contracted for delivery in 2024 that have been moved to 2025, as well as certain B737-10 aircraft contracted for delivery in 2025 that have been moved to 2026, pending certification of the B737-10. The Company has incorporated these adjustments in the tables below, however, management expects that additional Boeing aircraft deliveries may also be delayed beyond what is depicted in the tables.

Future minimum contractual payments for commitments as of June 30, 2024 (in millions):

	Aircraft-Related Commitments(a)	Capacity Purchase Agreements and Other Obligations (b)
Remainder of 2024	$864	$119
2025	1,064	242
2026	1,186	235
2027	1,100	231
2028	151	234
Thereafter	715	658
Total	$5,080	$1,719
(a)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(b)Excludes lease costs associated with capacity purchase agreements.

Aircraft Commitments

Aircraft purchase commitments include contractual commitments for aircraft and engines. Details for contractual aircraft commitments as of June 30, 2024 are outlined below.

	Firm Orders	Options and Other Rights	Total
Aircraft Type	2024-2027	2026-2030	2024-2030
B737	72	105	177
E175	6	4	10
Total	78	109	187

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

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter. Alaska recorded an accrual in the second quarter of 2024 for $45 million, representing the expenses associated with the trademark license agreement between January 2020 and June 2024. The expense is classified within Special items – operating in the unaudited Condensed Consolidated Statements of Operations.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The Company repurchased 1.2 million shares for $49 million during the six months ended June 30, 2024 and 1.3 million shares for $57 million during the six months ended June 30, 2023. As of June 30, 2024, the Company has repurchased 12.3 million shares for $738 million, with $262 million remaining under this program.
CARES Act Warrant Issuances
As taxpayer protection required under the Payroll Support Program (PSP) under the CARES Act, the Company granted the U.S. Department of the Treasury a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. The warrants were sold at auction in the second quarter of 2024 to a third party investor. The sale had no impact to the amount held on the Company's balance sheet.
As of June 30, 2024, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.

NOTE 9. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect of outstanding share-based instruments such as employee stock awards and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income	$220	$240	$88	$98

Basic weighted average shares outstanding	126.337	127.440	126.153	127.470
Dilutive effect of employee stock awards	1.627	1.066	1.421	0.962
Dilutive effect of stock warrants	0.346	0.413	0.283	0.428
Diluted weighted average shares outstanding	128.310	128.919	127.857	128.860

Basic earnings per share	$1.74	$1.88	$0.70	$0.77
Diluted earnings per share	$1.71	$1.86	$0.69	$0.76

Antidilutive amounts excluded from calculation:
Employee stock awards	1.1	1.7	1.9	2.1
Stock warrants	0.2	0.1	0.2	0.1

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three and six months ended June 30, 2024 and 2023:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at March 31, 2024	$(45)	$(354)	$9	$96	$(294)
Change in value	6	—	—	—	6
Reclassifications into earnings	—	4	—	(3)	1
Balance at June 30, 2024	$(39)	$(350)	$9	$93	$(287)

Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	7	—	1	—	8
Reclassifications into earnings	—	8	—	(4)	4
Balance at June 30, 2024	$(39)	$(350)	$9	$93	$(287)

	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at March 31, 2023	$(78)	$(416)	$12	$117	$(365)
Change in value	(9)	—	2	1	(6)
Reclassifications into earnings	3	5	—	(2)	6
Balance at June 30, 2023	$(84)	$(411)	$14	$116	$(365)

Balance at December 31, 2022	(104)	(421)	15	122	(388)
Change in value	11	—	(1)	(2)	8
Reclassifications into earnings	9	10	—	(4)	15
Balance at June 30, 2023	$(84)	$(411)	$14	$116	$(365)

NOTE 11. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines – Alaska and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest, under which Alaska receives all passenger revenue.

Under GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Historically, our CODM has reviewed financial performance information for our airline operations and the Horizon CPA as part of three reportable operating segments:
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

In addition to these reported segments, the Company has a "Consolidating and Other" column which reflects Air Group parent company activity, McGee Air Services, consolidating entries and other immaterial business units of the Company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company's CODM to evaluate performance and allocate resources. Adjustments are further explained below in reconciling to consolidated GAAP results.

Over time, our Mainline and Regional airline segments have increasingly been managed as a single component that provides scheduled air transportation for passengers and cargo, and includes our loyalty program. Managing this component in an integrated manner enables our team to leverage our comprehensive network, single route scheduling system, and fleet as a single business to deliver optimized consolidated financial results. In 2024, management began evaluating changes to internal reporting that may change the discrete information that is provided to our CODM in the future to better align with the way the business is managed. Such changes may have an impact on the Company’s reportable segments once finalized. The Company will continue to report using the existing segment structure until changes in our internal reporting have been fully implemented, and a segment analysis has been performed to determine if any changes to reportable segments are indicated.

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2024
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,188	$463	$—	$—	$2,651	$—	$2,651
CPA revenue	—	—	112	(112)	—	—	—
Mileage Plan other revenue	160	14	—	—	174	—	174
Cargo and other revenue	69	—	—	3	72	—	72
Total Operating Revenue	2,417	477	112	(109)	2,897	—	2,897
Operating Expenses
Operating expenses, excluding fuel	1,516	322	92	(116)	1,814	146	1,960
Fuel expense	520	100	—	—	620	(5)	615
Total Operating Expenses	2,036	422	92	(116)	2,434	141	2,575
Non-operating Income (Expense)	6	—	(12)	—	(6)	—	(6)
Income (Loss) Before Income Tax	$387	$55	$8	$7	$457	$(141)	$316
Pretax Margin					15.8%		10.9%

	Three Months Ended June 30, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$2,209	$389	$—	$—	$2,598	$—	$2,598
CPA revenue	—	—	92	(92)	—	—	—
Mileage Plan other revenue	158	12	—	—	170	—	170
Cargo and other revenue	67	—	—	3	70	—	70
Total Operating Revenue	2,434	401	92	(89)	2,838	—	2,838
Operating Expenses
Operating expenses, excluding fuel	1,468	279	87	(92)	1,742	186	1,928
Fuel expense	490	81	—	1	572	1	573
Total Operating Expenses	1,958	360	87	(91)	2,314	187	2,501
Non-operating Income (Expense)	3	—	(10)	1	(6)	(6)	(12)
Income (Loss) Before Income Tax	$479	$41	$(5)	$3	$518	$(193)	$325
Pretax Margin					18.3%		11.5%

	Six Months Ended June 30, 2024
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$3,817	$838	$—	$—	$4,655	$—	$4,655
CPA revenue	—	—	216	(216)	—	—	—
Mileage Plan other revenue	309	29	—	—	338	—	338
Cargo and other revenue	131	—	—	5	136	—	136
Total Operating Revenue	4,257	867	216	(211)	5,129	—	5,129
Operating Expenses
Operating expenses, excluding fuel	3,030	621	180	(218)	3,613	180	3,793
Fuel expense	1,005	193	—	—	1,198	(18)	1,180
Total Operating Expenses	4,035	814	180	(218)	4,811	162	4,973
Non-operating Income (Expense)	3	—	(23)	2	(18)	—	(18)
Income (Loss) Before Income Tax	$225	$53	$13	$9	$300	$(162)	$138
Pretax Margin					5.8%		2.7%

	Six Months Ended June 30, 2023
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating Revenue
Passenger revenue	$3,882	$700	$—	$—	$4,582	$—	$4,582
CPA revenue	—	—	170	(170)	—	—	—
Mileage Plan other revenue	301	23	—	—	324	—	324
Cargo and other revenue	124	—	—	4	128	—	128
Total Operating Revenue	4,307	723	170	(166)	5,034	—	5,034
Operating Expenses
Operating expenses, excluding fuel	2,858	535	171	(169)	3,395	250	3,645
Fuel expense	1,051	166	—	—	1,217	21	1,238
Total Operating Expenses	3,909	701	171	(169)	4,612	271	4,883
Non-operating Income (Expense)	(3)	—	(18)	2	(19)	(6)	(25)
Income (Loss) Before Income Tax	$395	$22	$(19)	$5	$403	$(277)	$126
Pretax Margin					8.0%		2.5%
(a)Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.
(b)The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocation and excludes certain charges.
(c)Includes special items and mark-to-market fuel hedge accounting adjustments.

Total assets were as follows (in millions):

	June 30, 2024	December 31, 2023
Mainline	$20,674	$19,937
Horizon	1,383	1,352
Consolidating & Other	(6,715)	(6,676)
Consolidated	$15,342	$14,613

NOTE 12. SPECIAL ITEMS

The Company has classified certain operating and non-operating expenses as special items due to their unusual or infrequently occurring nature. The Company believes disclosing information about these items separately improves comparable year over year analysis and allows stakeholders to better understand our results of operations. A description of the special items is provided below.

Fleet transition: Costs are associated with the retirement and disposition of Airbus and Q400 aircraft.

Labor agreements: Costs are for the retroactive pay offered to Alaska flight attendants pursuant to the tentative agreement reached in the second quarter of 2024 and for changes to Alaska pilots' sick leave benefits resulting from an agreement signed in the first quarter of 2023.

Integration costs: Costs are associated with the proposed acquisition of Hawaiian Airlines.

Litigation: Costs represent expenses that were recognized following a negative appeal ruling in the second quarter of 2024 associated with the Virgin trademark license agreement with the Virgin Group.

Net non-operating: Costs are for interest expense associated with certain A321neo lease agreements which were modified as part of Alaska's fleet transition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating Expenses
Fleet transition	$41	$186	$67	$199
Labor agreements	30	—	30	51
Integration costs	30	—	38	—
Litigation	45	—	45	—
Special items - operating	$146	$186	$180	$250

Non-operating Income (Expense)
Special Items - net non-operating	$—	$(6)	$—	$(6)

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

•Second Quarter Review - highlights from the second quarter of 2024 outlining some of the major events that occurred during the period.

•Results of Operations - an in-depth analysis of our consolidated revenue and expenses for the three and six months ended June 30, 2024. This section includes forward-looking statements regarding our view of the remainder of 2024.

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

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not consider them a substitute for GAAP figures. Amounts in the tables below are rounded to the nearest million. As a result, a manual recalculation of certain figures using these rounded amounts may not agree directly to the Company's actual figures presented in the tables below.

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Income before income tax	$316	$325	$138	$126
Adjusted for:
Mark-to-market fuel hedge adjustment	(5)	1	(18)	21
Special items - operating	146	186	180	250
Special items - net non-operating	—	6	—	6
Adjusted income before income tax	$457	$518	$300	$403

Pretax margin	10.9%	11.5%	2.7%	2.5%
Adjusted pretax margin	15.8%	18.3%	5.8%	8.0%

	Three Months Ended June 30,
	2024		2023
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income per share	$220	$1.71	$240	$1.86
Mark-to-market fuel hedge adjustments	(5)	(0.04)	1	0.01
Special items - operating	146	1.14	186	1.44
Special items - net non-operating	—	—	6	0.05
Income tax effect of reconciling items above	(34)	(0.26)	(46)	(0.36)
Adjusted net income per share	$327	$2.55	$387	$3.00

	Six Months Ended June 30,
	2024		2023
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income per share	$88	$0.69	$98	$0.76
Mark-to-market fuel hedge adjustments	(18)	(0.14)	21	0.16
Special items - operating	180	1.41	250	1.94
Special items - net non-operating	—	—	6	0.05
Income tax effect of reconciling items above	(39)	(0.31)	(67)	(0.52)
Adjusted net income per share	$211	$1.65	$308	$2.39

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024		2023		2024		2023
Total operating expenses	$2,575		$2,501		$4,973		$4,883
Less the following components:
Aircraft fuel, including hedging gains and losses	615		573		1,180		1,238
Freighter costs	13		12		28		26
Special items - operating	146		186		180		250
Total operating expenses, excluding fuel, freighter costs, and special items	$1,801		$1,730		$3,585		$3,369

ASMs	18,196		17,160		33,575		32,865
CASMex	9.89	¢	10.08	¢	10.67	¢	10.25	¢

OPERATING STATISTICS (unaudited)
Below are consolidated operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue passengers (000)	11,888	11,592	3%	21,662	21,444	1%
RPMs (000,000) "traffic"	15,309	14,936	2%	27,833	27,491	1%
ASMs (000,000) "capacity"	18,196	17,160	6%	33,575	32,865	2%
Load factor	84.1%	87.0%	(2.9) pts	82.9%	83.6%	(0.7) pts
Yield	17.32¢	17.40¢	—%	16.73¢	16.67¢	—%
PRASM	14.57¢	15.14¢	(4)%	13.86¢	13.94¢	(1)%
RASM	15.92¢	16.54¢	(4)%	15.28¢	15.32¢	—%
CASMex(a)	9.89¢	10.08¢	(2)%	10.67¢	10.25¢	4%
Economic fuel cost per gallon(a)	$2.84	$2.76	3%	$2.95	$3.07	(4)%
Fuel gallons (000,000)	219	207	6%	406	396	3%
ASMs per fuel gallon	83.1	82.9	—%	82.7	83.0	—%
Departures (000)	112.4	104.4	8%	208.1	199.8	4%
Average full-time equivalent employees (FTEs)	23,368	23,301	—%	23,190	23,140	—%
Operating fleet(b)	326	307	19 a/c	326	307	19 a/c
(a)Refer to reconciliation of this non-GAAP measure to the most directly related GAAP measure.
(b)Includes aircraft owned and leased by Alaska and Horizon as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes non-operating aircraft.

SECOND QUARTER REVIEW

Financial Overview

We reported consolidated pretax income for the second quarter of 2024 of $316 million, compared to $325 million in the prior year. Despite challenges in the domestic fare environment, the Company achieved record quarterly revenue of $2.9 billion due to growth in our premium cabins and the continued strength of our loyalty program. Total operating expenses increased $74 million compared to the prior year. While fuel costs rose year over year due to increased flying and higher per gallon costs, the Company's focus on managing its non-fuel operating costs led to CASMex improvement of nearly 2% compared to the prior year.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2023. A glossary of financial terms can be found at the end of this Item 2.

Labor Updates

In June 2024, Alaska reached a tentative agreement with its flight attendants represented by the Association of Flight Attendants (AFA) for an updated collective bargaining agreement. Voting is expected to take place in mid-August. In the second quarter, we accrued $30 million which approximates the retroactive pay offered to flight attendants for the service period through June 30, 2024. This expense is classified within Special items - operating in the unaudited Condensed Consolidated Statements of Operations.

Horizon is in negotiations with certain labor groups for updated CBAs, including its pilots, represented by the International Brotherhood of Teamsters; its flight attendants, represented by AFA; and its technicians, represented by AMFA.

Outlook

The following represents the Company's expectations for the third quarter and full year 2024 results. Full year adjusted EPS guidance has been lowered by $0.25 at the midpoint to reflect the economics of a newly signed tentative agreement with Alaska's flight attendants and a moderating domestic revenue environment.

Q3 Expectation
Capacity (ASMs) % change versus 2023	Up 2% to 3%
CASMex % change versus 2023	Up high single digits
RASM % change versus 2023	Flat to positive
Economic fuel cost per gallon	$2.85 to $2.95
Adjusted earnings per share(a)	$1.40 to $1.60

Full Year Expectation
Capacity (ASMs) % change versus 2023	Up < 2.5%
Adjusted earnings per share(a)	$3.50 to $4.50
Capital expenditures	$1.2 billion - $1.3 billion
(a) Adjusted earnings per share guidance assumes a full year tax rate of approximately 25%. Full year EPS guidance assumes an economic fuel cost per gallon of approximately $2.90 for FY 2024.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2024 TO THREE MONTHS ENDED JUNE 30, 2023

OPERATING REVENUE

Total operating revenue increased $59 million, or 2%, in the second quarter of 2024 compared to the same period in 2023. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2024	2023	% Change
Passenger revenue	$2,651	$2,598	2%
Mileage Plan other revenue	174	170	2%
Cargo and other revenue	72	70	3%
Total Operating Revenue	$2,897	$2,838	2%

Passenger revenue

Passenger revenue for the second quarter of 2024 increased $53 million, or 2%, on a 2% increase in passenger traffic, partially offset by a slight decrease in yield. Passenger traffic growth was driven by increased gauge and departures throughout the network. Increased revenue from the premium cabins also contributed to the year over year improvement.

Mileage Plan other revenue

Mileage Plan other revenue for the second quarter of 2024 increased by $4 million, or 2%. The increase was driven by higher award redemption on partner airlines and incremental commissions from third party partners.

OPERATING EXPENSES

Total operating expenses increased $74 million, or 3%, compared to the second quarter of 2023. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2024	2023	% Change
Fuel expense	$615	$573	7%
Non-fuel operating expenses, excluding special items	1,814	1,742	4%
Special items - operating	146	186	(22)%
Total Operating Expenses	$2,575	$2,501	3%

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

Aircraft fuel expense increased $42 million, or 7%, compared to the second quarter of 2023. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2024		2023
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$610	$2.79	$555	$2.68
Losses on settled hedges	10	0.05	17	0.08
Economic fuel expense	$620	$2.84	$572	$2.76
Mark-to-market fuel hedge adjustments	(5)	(0.03)	1	—
Aircraft fuel, including hedging gains and losses	$615	$2.81	$573	$2.76
Fuel gallons		219		207

Raw fuel expense increased 10% in the second quarter of 2024 compared to the second quarter of 2023 due to higher fuel consumption and per gallon costs of crude oil, partially offset by a decrease in refining margins associated with the conversion of crude oil to jet fuel.

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

Losses recognized for hedges that settled during the second quarter were $10 million in 2024, compared to losses of $17 million in the same period in 2023. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement. In 2023, we suspended our crude oil hedge program. Our final option position will settle in the first quarter of 2025.

Non-fuel expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2023 are more fully described below.

	Three Months Ended June 30,
(in millions)	2024	2023	% Change
Wages and benefits	$782	$754	4%
Variable incentive pay	49	57	(14)%
Aircraft maintenance	129	125	3%
Aircraft rent	46	54	(15)%
Landing fees and other rentals	173	167	4%
Contracted services	106	95	12%
Selling expenses	84	81	4%
Depreciation and amortization	128	113	13%
Food and beverage service	67	60	12%
Third-party regional carrier expense	64	54	19%
Other	186	182	2%
Total non-fuel operating expenses, excluding special items	$1,814	$1,742	4%

Wages and benefits

Wages and benefits increased by $28 million, or 4%, in the second quarter of 2024. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2024	2023	% Change
Wages	$592	$576	3%
Payroll taxes	44	44	—%
Medical and other benefits	82	77	6%
Defined contribution plans	57	49	16%
Pension - Defined benefit plans	7	8	(13)%
Total Wages and benefits	$782	$754	4%

Wages increased $16 million, or 3%, driven by increased wage rates across multiple labor groups since the prior year. The increase was partially offset by certain nonrecurring stock awards granted in the second quarter of 2023.

The change in medical and other benefits was primarily driven by an increase in the cost of medical services compared to the prior year. Increased expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for Alaska technicians.

Variable incentive pay

Variable incentive pay expense decreased by $8 million, or 14%, in the second quarter of 2024. The decrease was driven by a lower assumed payout percentage compared to the prior year, partially offset by an increased wage base.

Aircraft rent

Aircraft rent expense decreased by $8 million, or 15%, in the second quarter of 2024. The decrease was primarily driven by the retirement of ten leased A321neo aircraft fleet from operations since the second quarter of 2023.

Landing fees and other rentals

Landing fees and other rentals increased by $6 million, or 4%, in the second quarter of 2024. Landing fees increased due to the volume of departures and landed weight. Increases to terminal rents were primarily due to growth throughout the network, but were largely offset by favorable settlements received during the quarter from certain airports.

Contracted services

Contracted services increased by $11 million, or 12%, in the second quarter of 2024, driven by higher rates charged by vendors as well as increased passengers throughout our network.

Depreciation and amortization

Depreciation and amortization increased by $15 million, or 13%, in the second quarter of 2024. The increase was primarily due to the addition of 22 owned B737 aircraft and five owned E175 aircraft to our fleet since the second quarter of 2023, as well as incremental depreciation on ground service and other equipment additions.

Food and beverage service

Food and beverage service increased by $7 million, or 12%, in the second quarter of 2024. The increase was driven by a combination of growth in revenue passengers, additional onboard offerings, and higher costs for food, food service supplies, and transportation.

Third-party regional carrier expense

Third-party regional carrier expense, which represents expenses associated with SkyWest under the CPA with Alaska, increased by $10 million, or 19%, in the second quarter of 2024. The increase in third-party regional carrier expense was driven by increased SkyWest-operated departures and block hours.

Special items - operating

We recorded $146 million of operating special items in the second quarter of 2024, compared to $186 million in the same period in 2023. Refer to Note 12 to the consolidated financial statements for details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 11 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Mainline

Mainline reported a pretax profit of $387 million in the second quarter of 2024, compared to a pretax profit of $479 million in the same period in 2023. The $92 million decrease was driven by a $17 million decrease in passenger revenue, a $48 million increase in non-fuel operating expenses, and a $30 million increase in economic fuel expense.

Compared to the prior year, lower Mainline revenue is primarily attributable to weaker ticket yield, driven by a moderating domestic pricing environment. Non-fuel operating expenses increased, driven by higher wage rates across multiple labor groups and higher variable costs associated with overall network growth. Increased economic fuel cost was driven by higher per gallon costs and incremental fuel consumption.

Regional

Regional reported a pretax profit of $55 million in the second quarter of 2024, compared to a pretax profit of $41 million in the same period in 2023. The $14 million improvement was driven by higher passenger revenue consistent with the increase in traffic, partially offset by higher operating expenses associated with increased capacity.

Horizon

Horizon reported a pretax profit of $8 million in the second quarter of 2024, compared to a pretax loss of $5 million in the same period in 2023. The $13 million improvement was driven by increased revenue consistent with increased capacity sold to Alaska, partially offset by increased expenses driven by the addition of five owned E175 aircraft added to Horizon's fleet since the second quarter of 2023. Cost reductions resulting from Horizon's transition to single fleet also contributed to this improvement.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2024 TO SIX MONTHS ENDED JUNE 30, 2023

OPERATING REVENUE

Total operating revenue increased $95 million, or 2%, during the first six months of 2024 compared to the same period in 2023. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2024	2023	% Change
Passenger revenue	$4,655	$4,582	2%
Mileage Plan other revenue	338	324	4%
Cargo and other revenue	136	128	6%
Total Operating Revenue	$5,129	$5,034	2%

Passenger revenue

Passenger revenue for the first six months of 2024 increased by $73 million, or 2%, driven by increased passenger traffic. Traffic growth was due to increased gauge and departures throughout the network. Strength in premium class products and increased redemptions by Mileage Plan members on both Alaska and partner airlines also contributed to this increase. These improvements were offset by lost revenue from the B737-9 grounding as well as a moderating domestic revenue environment in the second quarter.

We expect to see Passenger revenue growth for the remainder of 2024 compared to 2023 as a result of capacity growth plans, strength in the premium cabins, and continued recovery of corporate travel.

Mileage Plan other revenue

Mileage Plan other revenue increased $14 million, or 4%, in the first six months of 2024. The increase was driven by higher commissions from bank card and third party partners.

We expect to see continued strength in Mileage Plan other revenue for the remainder of 2024, driven by higher commissions from increased card spend and acquisition bonuses, offset by incremental redemption on other air partners as compared to the prior year.

OPERATING EXPENSES

Total operating expenses increased $90 million, or 2%, compared to the first six months of 2023. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2024	2023	% Change
Fuel expense	$1,180	$1,238	(5)%
Non-fuel operating expenses, excluding special items	3,613	3,395	6%
Special items - operating	180	250	(28)%
Total Operating Expenses	$4,973	$4,883	2%

Fuel expense

Aircraft fuel expense decreased $58 million, or 5%, compared to the six months ended June 30, 2023. The elements of the change are illustrated in the table:

	Six Months Ended June 30,
	2024		2023
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,175	$2.89	$1,188	$3.00
(Gain)/loss on settled hedges	23	0.06	29	0.07
Consolidated economic fuel expense	$1,198	$2.95	$1,217	$3.07
Mark-to-market fuel hedge adjustments	(18)	(0.05)	21	0.05
GAAP fuel expense	$1,180	$2.90	$1,238	$3.12
Fuel gallons		406		396

Raw fuel expense decreased 1% in the first six months of 2024 compared to the first six months of 2023. While fuel consumption and per gallon costs of crude oil were higher, these increases were more than offset by lower refining margins.

Economic fuel expense includes losses recognized for hedges that settled in the first six months of 2024 of $23 million, compared to losses of $29 million in the same period in 2023. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

We expect our economic fuel cost per gallon in the third quarter to range between $2.85 to $2.95.

Non-fuel expenses

	Six Months Ended June 30,
(in millions)	2024	2023	% Change
Wages and benefits	$1,586	$1,477	7%
Variable incentive pay	93	104	(11)%
Aircraft maintenance	251	249	1%
Aircraft rent	93	113	(18)%
Landing fees and other rentals	338	319	6%
Contracted services	203	190	7%
Selling expenses	161	147	10%
Depreciation and amortization	254	217	17%
Food and beverage service	125	114	10%
Third-party regional carrier expense	118	106	11%
Other	391	359	9%
Total non-fuel operating expenses, excluding special items	$3,613	$3,395	6%

Wages and benefits

Wages and benefits increased by $109 million, or 7%, in the first six months of 2024. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2024	2023	% Change
Wages	$1,201	$1,134	6%
Payroll taxes	88	85	4%
Medical and other benefits	165	143	15%
Defined contribution plans	118	100	18%
Pension - Defined benefit plans	14	15	(7)%
Total Wages and benefits	$1,586	$1,477	7%

Wages increased $67 million, or 6%, driven by increased wage rates across multiple labor groups since the prior year, as well as additional impact from irregular operations following the B737-9 grounding in the first quarter of 2024. The increase was partially offset by nonrecurring stock awards granted in the second quarter of 2023. Increased expense for payroll taxes is consistent with the change in wages.

The change in medical and other benefits was primarily driven by an increase in the cost of medical services compared to the prior year. Increased expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for Alaska technicians.

We expect to see higher wages and benefits for the remainder of 2024 due to the impact of the new contract for Alaska flight attendants as well as increases in wage rates for other labor groups.

Variable incentive pay

Variable incentive pay expense decreased by $11 million, or 11%, in the first six months of 2024. The decrease was driven by a lower assumed payout percentage compared to the prior year, partially offset by an increased wage base.

Aircraft rent

Aircraft rent expense decreased by $20 million, or 18%, in the first six months of 2024. The decrease was primarily driven by the retirement of ten leased A321neo aircraft from operations.

We expect aircraft rent will remain below 2023 levels for the remainder of 2024, due to the reduction in leased aircraft described above.

Landing fees and other rentals

Landing fees and other rentals increased by $19 million, or 6%, in the first six months of 2024. Higher terminal rent costs were due to rate and volume increases at many of our facilities. Landing fees increased due to the volume of departures and landed weight.

We expect landing fees and other rentals to increase for the remainder of 2024 as compared to 2023 due to higher rates at airports and a greater volume of flying.

Contracted services

Contracted services increased by $13 million, or 7%, in the first six months of 2024, driven by higher rates charged by vendors as well as increased passengers throughout our network.

We expect contracted services to increase for the remainder of 2024 as compared to 2023 due to the same factors described above.

Selling expenses

Selling expenses increased by $14 million, or 10%, in the first six months of 2024. The increase was driven by incremental credit card commissions and additional marketing costs.

We expect selling expenses to increase for the remainder of 2024 as compared to 2023, primarily due to incremental credit card commissions, partially offset by the timing of certain marketing campaigns in the respective years.

Depreciation and amortization

Depreciation and amortization increased by $37 million, or 17%, in the first six months of 2024. The increase was primarily due to the addition of 22 owned B737 aircraft and five owned E175 aircraft to our fleet since the second quarter of 2023, as well as incremental depreciation on ground service and other equipment additions.

We expect depreciation and amortization to increase for the remainder of 2024 as compared to 2023 due to incremental owned aircraft added to our fleet.

Food and beverage service

Food and beverage service increased by $11 million, or 10%, in the first six months of 2024. The increase was driven by a combination of additional onboard offerings and higher costs for food, food service supplies, and transportation.

We expect food and beverage service costs to increase for the remainder of 2024 as compared to 2023 due to the same factors described above.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $12 million, or 11%, in the first six months of 2024. The increase was driven by incremental departures and block hours operated by SkyWest.

We expect third-party regional carrier expense will continue to be higher for the remainder of 2024 as compared to 2023 due to the same factors described above.

Other expense

Other expense increased $32 million, or 9%, in the first six months of 2024. The increase was primarily driven by passenger remuneration and crew hotel costs due to the B737-9 grounding. Additional software costs and other miscellaneous services also contributed to this increase.

We expect other expense will continue to be higher for the remainder of 2024 as compared to 2023 due to the same factors described above.

Special items - operating

We recorded $180 million of operating special items in the first six months of 2024, compared to $250 million in the same period in 2023. Refer to Note 12 to the consolidated financial statements for additional details.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 11 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Mainline

Mainline reported a pretax profit of $225 million in the first six months of 2024, compared to a pretax profit of $395 million in the same period in 2023. The $170 million decrease was driven by a $172 million increase in non-fuel operating expenses, including increased wage rates across multiple labor groups and higher variable costs associated with overall network growth. The $50 million decrease in Mainline operating revenue also contributed to lower pretax profit, driven by decreased passenger revenue following the B737-9 grounding in the first quarter and decreased yield. A lower average per gallon fuel cost lessened the negative impact of these items.

Regional

Regional reported a pretax profit of $53 million in the first six months of 2024, compared to a pretax profit of $22 million in the same period in 2023. The $31 million improvement was driven by higher passenger revenue consistent with the increase in traffic, partially offset by higher operating expenses driven by increased capacity.

Horizon

Horizon reported a pretax profit of $13 million in the first six months of 2024, compared to a pretax loss of $19 million in the same period in 2023. The $32 million improvement was driven by incremental revenue consistent with increased capacity sold to Alaska, partially offset by increased expenses driven by the addition of five owned E175 aircraft added to Horizon's fleet since the second quarter of 2023. Cost reductions resulting from Horizon's transition to single fleet also contributed to this improvement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity as of June 30, 2024 are:

•Existing cash and marketable securities of $2.5 billion;

•Cash flows from operations in the first six months of 2024 of $872 million;

•Combined bank line-of-credit facilities, with no outstanding borrowings, of $550 million;

•Our Mileage Plan program and 69 unencumbered aircraft which could be financed, if necessary.

During the three months ended June 30, 2024, we took free and clear delivery of six owned B737-9 aircraft and three owned B737-8 aircraft. We incurred new debt of $153 million and made debt payments of $47 million. We ended the quarter with a debt-to-capitalization ratio of 45%, within our target range of 40% to 50%.

In the second quarter, we continued share repurchases, spending $28 million, pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015. We also purchased a 600,000 square-foot facility in Renton, Washington for $86 million. Alaska plans to invest an additional $100 million to renovate the property, which will serve as the future home for our training programs and operational teams following completion of renovations in 2025.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2024	December 31, 2023	Change
Cash and marketable securities	$2,509	$1,791	40%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	29%	22%	7 pts
Long-term debt, net of current portion	2,313	2,182	6%
Shareholders’ equity	$4,226	$4,113	3%

Debt-to-capitalization, including operating and finance leases
(in millions)	June 30, 2024	December 31, 2023	Change
Long-term debt, net of current portion	$2,313	$2,182	6%
Capitalized operating leases	1,203	1,283	(6)%
Capitalized finance leases(a)	—	64	NM
Adjusted debt, net of current portion of long-term debt	$3,516	$3,529	—%
Shareholders' equity	4,226	4,113	3%
Total invested capital	$7,742	$7,642	1%

Debt-to-capitalization, including operating and finance leases	45%	46%	(1) pt
(a)To best reflect our leverage at December 31, 2023, we included our capitalized finance lease balances, which are recognized within the Current portion of long-term debt and finance leases line in the unaudited Condensed Consolidated Balance Sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items, and rent
(in millions)	June 30, 2024	December 31, 2023
Current portion of long-term debt and finance leases	$359	$353
Current portion of operating lease liabilities	153	158
Long-term debt	2,313	2,182
Long-term operating lease liabilities, net of current portion	1,050	1,125
Total adjusted debt	3,875	3,818
Less: Cash and marketable securities	2,509	1,791
Adjusted net debt	$1,366	$2,027

(in millions)	Twelve Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
GAAP Operating Income(a)	$399	$394
Adjusted for:
Special items - operating	373	443
Mark-to-market fuel hedge adjustments	(41)	(2)
Depreciation and amortization	488	451
Aircraft rent	188	208
EBITDAR	$1,407	$1,494
Adjusted net debt to EBITDAR	1.0x	1.4x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

ANALYSIS OF OUR CASH FLOWS

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance.

Cash Provided by Operating Activities

For the first six months of 2024, cash provided by operating activities was $872 million, compared to cash provided by operating activities of $832 million in 2023. Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, payments to suppliers for goods and services, and payments to lessors and airport authorities for rents and landing fees. Operating cash flow also includes payments to, or refunds from, federal, state, and local taxing authorities. The $40 million net increase in our operating cash flows was primarily due to a combination of changes in various working capital account balances.

Cash Used in Investing Activities

Cash used in investing activities was $135 million during the first six months of 2024, compared to cash used in investing activities of $479 million in 2023. In 2024, the Company received $162 million in supplier proceeds from Boeing related to the B737-9 grounding. The Company also received $180 million for the sale of certain owned aircraft and equipment. Total property and equipment expenditures decreased $47 million due to fewer deliveries of B737 aircraft in the first half of 2024 compared to 2023, and due to changes in contractual terms of our aircraft purchase deposit schedule with Boeing. This was partially offset by the purchase of a facility in Renton, Washington for $86 million in the second quarter of 2024. Finally, net sales of marketable securities decreased by $60 million compared to the prior year.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $87 million during the first six months of 2024, compared to cash used in financing activities of $165 million in 2023. The increase was driven by $279 million in new debt proceeds in 2024 compared to zero in 2023, partially offset by increased cash used in other financing activities, of which the settlement of the final A321neo finance lease was the largest component.

MATERIAL CASH COMMITMENTS

Material cash requirements include the following contractual and other obligations.

Aircraft Commitments

As of June 30, 2024, Alaska had firm orders to purchase 72 B737 aircraft with deliveries between 2024 and 2027. Alaska also had rights for 105 additional B737 aircraft through 2030.

Boeing has communicated to Alaska that certain B737 aircraft are expected to be delivered later than the contracted delivery dates. This includes certain B737-8 and B737-9 aircraft contracted for delivery in 2024 that have been moved to 2025, as well as certain B737-10 aircraft contracted for delivery in 2025 that have been moved to 2026, pending certification of the B737-10. We have incorporated these adjustments in the tables below, however, management expects that additional Boeing aircraft deliveries may also be delayed beyond what is depicted in the tables.

As of June 30, 2024, Horizon had commitments to purchase six E175 aircraft with deliveries between 2025 and 2026. Horizon also had options to acquire four E175 aircraft in 2026, two of which expired subsequent to quarter end.

Options will be exercised only if we believe return on invested capital targets can be met over the long term.

The following table summarizes our fleet plan based on contractual terms, with adjustments to reflect delivery delays as communicated by Boeing:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	June 30, 2024	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	2	—	2	—	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900	12	(6)	6	(6)	—	—	—
B737-900ER	79	—	79	—	79	—	79
B737-8	4	1	5	15	20	—	20
B737-9	70	8	78	2	80	—	80
B737-10	—	—	—	—	—	21	21
Total Mainline Fleet	240	3	243	11	254	21	275
E175 operated by Horizon	44	—	44	3	47	3	50
E175 operated by third party	42	—	42	1	43	—	43
Total Regional Fleet	86	—	86	4	90	3	93
Total	326	3	329	15	344	24	368

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

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter of 2024	30%	$88	$5
Fourth Quarter of 2024	20%	$87	$5
Rest of Year 2024	25%	$88	$5
First Quarter of 2025	10%	$92	$5
Full Year 2025	2%	$92	$5

Contractual Obligations

The following table provides a summary of our obligations as of June 30, 2024. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2024	2025	2026	2027	2028	Beyond 2028	Total
Debt obligations	$164	$385	$342	$666	$176	$953	$2,686
Lease commitments(a)	114	204	203	196	187	678	1,582
Aircraft-related commitments(b)	864	1,064	1,186	1,100	151	715	5,080
Interest obligations(c)	74	129	124	119	59	122	627
CPA and other obligations	119	242	235	231	234	658	1,719
Total	$1,335	$2,024	$2,090	$2,312	$807	$3,126	$11,694
(a)Lease commitments include minimum payments for aircraft (operating and non-operating) with associated operating leases, as we have remaining cash obligations under existing terms. It also includes minimum lease payments for facilities.
(b)Includes contractual commitments for aircraft, engines, and aircraft maintenance. Option deliveries are excluded from minimum commitments until exercise.
(c)For variable-rate debt, future obligations are shown above using interest rates forecast as of June 30, 2024.

Debt Obligations and Interest Obligations

The Company primarily issues debt to fund purchases of aircraft or other capital expenditures. At June 30, 2024, our debt portfolio carries a weighted average interest rate of 4.7%. Interest is paid with regular debt service. At June 30, 2024, debt service obligations remaining in 2024 are expected to be approximately $238 million, inclusive of interest and principal. Refer to Note 5 to the consolidated financial statements for further discussion of our debt and interest balances.

CPA and Other Obligations

We have obligations primarily associated with our capacity purchase agreements between Alaska and SkyWest, as well as other various sponsorship agreements and investment commitments.

Leased Aircraft Return Costs

For leased aircraft, contractual terms require us to return the aircraft in a specified state. As a result of these contractual terms, we incur significant costs to return these aircraft at the termination of the lease. Costs to return leased aircraft are accrued when the costs are probable and reasonably estimable, usually over the twelve months prior to the lease return or any expected early retirement date, unless a determination is made to remove the leased asset from operation. If the leased aircraft is removed from the operating fleet, the estimated cost to return is accrued at the time of removal. Lease return accrual estimates are based on the time remaining on the lease and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination. At June 30, 2024, $94 million is accrued for lease returns, and classified within Other accrued liabilities in the consolidated balance sheets.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2024. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the condensed consolidated financial statements within Part I, Item 1 of this document for a discussion of the Company's ongoing legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2024 - April 30, 2024	225,427	43.11
May 1, 2024 - May 31, 2024	228,850	42.97
June 1, 2024 - June 30, 2024	208,900	41.07
Total	663,177	$42.42	$262

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

As of June 30, 2024, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The warrants were sold at auction in the second quarter of 2024 to a third party investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.Exhibits: See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
10.1#†	Supplemental Agreement No. 24 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance, Controller, and Treasurer

August 2, 2024