Form 10-Q
period 2024-09-30
ALASKA AIR GROUP, INC.
filed 2024-11-08
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant has 126,944,559 common shares, par value $0.01, outstanding at October 31, 2024.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

As used in this Form 10-Q, the terms “Air Group,” the “Company,” “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Hawaiian Holdings, Inc., and Horizon Air Industries, Inc. are referred to as “Alaska”, "Hawaiian", and “Horizon” and together as our “airlines.”

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. Other than as required by law, we expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of risks and uncertainties that may cause our forward-looking statements to differ materially, see Item 1A. "Risk Factors” within this document and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Some of these risks include competition, labor costs, relations and availability, general economic conditions, increases in operating costs including fuel, uncertainties regarding the ability to successfully integrate the operations of the recently completed acquisition of Hawaiian Holdings, Inc. and the ability to realize anticipated cost savings, synergies, or growth from the acquisition, inability to meet cost reduction, ESG and other strategic goals, seasonal fluctuations in demand and financial results, supply chain risks, events that negatively impact aviation safety and security, and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,015	$281
Restricted cash	27	—
Marketable securities	1,490	1,510
Total cash, restricted cash, and marketable securities	2,532	1,791
Receivables - net	510	383
Inventories and supplies - net	202	116
Prepaid expenses	270	176
Other current assets	223	239
Total Current Assets	3,737	2,705

Property and Equipment
Aircraft and other flight equipment	12,349	10,425
Other property and equipment	2,109	1,814
Deposits for future flight equipment	612	491
	15,070	12,730
Less accumulated depreciation and amortization	(4,548)	(4,342)
Total Property and Equipment - Net	10,522	8,388

Other Assets
Operating lease assets	1,346	1,195
Goodwill	2,703	1,943
Intangible assets - net	888	90
Other noncurrent assets	363	292
Total Other Assets	5,300	3,520

Total Assets	$19,559	$14,613

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$242	$207
Accrued wages, vacation and payroll taxes	822	584
Air traffic liability	1,878	1,136
Other accrued liabilities	958	800
Deferred revenue	1,614	1,221
Current portion of operating lease liabilities	211	158
Current portion of long-term debt and finance leases	523	353
Total Current Liabilities	6,248	4,459

Noncurrent Liabilities
Long-term debt and finance leases, net of current portion	4,159	2,182
Long-term operating lease liabilities, net of current portion	1,249	1,125
Deferred income taxes	889	695
Deferred revenue	1,578	1,382
Obligation for pension and post-retirement medical benefits	505	362
Other liabilities	452	295
Total Noncurrent Liabilities	8,832	3,859

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2024 - 140,588,216 shares; 2023 - 138,960,830 shares, Outstanding: 2024 - 126,125,771 shares; 2023 - 126,090,353 shares	1	1
Capital in excess of par value	769	695
Treasury stock (common), at cost: 2024 - 14,462,445 shares; 2023 - 12,870,477 shares	(882)	(819)
Accumulated other comprehensive loss	(268)	(299)
Retained earnings	4,859	4,535
Total Shareholders' Equity	4,479	4,113
Total Liabilities and Shareholders' Equity	$19,559	$14,613

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Operating Revenue
Passenger revenue	$2,821	$2,618	$7,476	$7,200
Loyalty program other revenue	171	159	509	483
Cargo and other revenue	80	62	216	190
Total Operating Revenue	3,072	2,839	8,201	7,873

Operating Expenses
Wages and benefits	883	782	2,469	2,259
Variable incentive pay	104	45	197	149
Aircraft fuel, including hedging gains and losses	624	694	1,804	1,932
Aircraft maintenance	140	118	391	367
Aircraft rent	49	48	142	161
Landing fees and other rentals	194	183	532	502
Contracted services	108	100	311	290
Selling expenses	82	84	243	231
Depreciation and amortization	139	113	393	330
Food and beverage service	69	62	194	176
Third-party regional carrier expense	63	58	181	164
Other	202	185	593	544
Special items - operating	74	156	254	406
Total Operating Expenses	2,731	2,628	7,704	7,511
Operating Income	341	211	497	362

Non-operating Income (Expense)
Interest income	28	23	69	62
Interest expense	(44)	(34)	(115)	(90)
Interest capitalized	7	7	19	21
Special items - net non-operating	(1)	(8)	(1)	(14)
Other - net	(3)	(6)	(3)	(22)
Total Non-operating Expense	(13)	(18)	(31)	(43)
Income Before Income Tax	328	193	466	319
Income tax expense	92	54	142	82
Net Income	$236	$139	$324	$237

Basic Earnings Per Share:	$1.87	$1.09	$2.57	$1.86
Diluted Earnings Per Share:	$1.84	$1.08	$2.52	$1.84
Weighted Average Shares Outstanding used for computation:
Basic	126.189	127.187	126.165	127.375
Diluted	128.590	129.188	128.347	129.085

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net Income	$236	$139	$324	$237
Other comprehensive income (loss), net of tax
Marketable securities	20	2	25	18
Employee benefit plans	3	3	9	11
Interest rate derivative instruments	(4)	—	(3)	(1)
Total other comprehensive income, net of tax	$19	$5	$31	$28

Total Comprehensive Income, Net of Tax	$255	$144	$355	$265

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
Net loss	—	—	—	—	—	(132)	(132)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.561)	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.177	—	(3)	—	—	—	(3)
Balance at March 31, 2024	125.706	$1	$707	$(840)	$(294)	$4,403	$3,977
Net income	—	—	—	—	—	220	220
Other comprehensive income	—	—	—	—	7	—	7
Common stock repurchase	(0.663)	—	—	(28)	—	—	(28)
Stock-based compensation	0.013	—	13	—	—	—	13
Stock issued for employee stock purchase plan	1.401	—	37	—	—	—	37
Stock issued under stock plans	0.018	—	—	—	—	—	—
Balance at June 30, 2024	126.475	$1	$757	$(868)	$(287)	$4,623	$4,226
Net income	—	—	—	—	—	236	236
Other comprehensive income	—	—	—	—	19	—	19
Common stock repurchase	(0.368)	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.019	—	—	—	—	—	—
Balance at September 30, 2024	126.126	$1	$769	$(882)	$(268)	$4,859	$4,479

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
Net loss	—	—	—	—	—	(142)	(142)
Other comprehensive income	—	—	—	—	23	—	23
Common stock repurchase	(0.414)	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.123	—	(2)	—	—	—	(2)
Balance at March 31, 2023	127.243	$1	$587	$(692)	$(365)	$4,158	$3,689
Net income	—	—	—	—	—	240	240
Other comprehensive income	—	—	—	—	—	—	—
Common stock repurchase	(0.872)	—	—	(39)	—	—	(39)
Stock-based compensation	0.017	—	26	—	—	—	26
Stock issued for employee stock purchase plan	0.924	—	34	—	—	—	34
Stock issued under stock plans	0.036	—	1	—	—	—	1
Balance at June 30, 2023	127.348	$1	$648	$(731)	$(365)	$4,398	$3,951
Net income	—	—	—	—	—	139	139
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.249)	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	11	—	—	—	11
Stock issued under stock plans	0.021	—	—	—	—	—	—
Balance at September 30, 2023	127.120	$1	$659	$(744)	$(360)	$4,537	$4,093

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash Flows from Operating Activities:
Net Income	$324	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	330
Stock-based compensation and other	55	73
Special items - operating	4	395
Changes in certain assets and liabilities:
Changes in deferred income taxes	127	90
Increase in accounts receivable	(85)	(45)
Increase in air traffic liability	229	179
Increase in deferred revenue	52	102
Other - net	91	(258)
Net Cash Provided by Operating Activities	1,190	1,103
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(532)	(669)
Other flight equipment	(118)	(153)
Other property and equipment	(202)	(169)
Acquisition of Hawaiian, net of cash acquired	(659)	—
Supplier proceeds	162	—
Purchases of marketable securities	(428)	(519)
Sales and maturities of marketable securities	1,153	806
Other investing activities	188	(106)
Net cash used in investing activities	(436)	(810)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	344	313
Long-term debt payments	(279)	(242)
Common stock repurchases	(63)	(70)
Other financing activities	5	11
Net cash provided by financing activities	7	12
Net increase in cash and cash equivalents	761	305
Cash, cash equivalents, and restricted cash at beginning of period	308	369
Cash, cash equivalents, and restricted cash at end of the period	$1,069	$674

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$107	$85
Income taxes, net of refunds received	2	14
Non-cash transactions:
Right-of-use assets acquired through operating leases	35	120
Operating leases converted to finance leases	—	505
Property and equipment acquired through the issuance of debt	$68	$179

	Nine Months Ended September 30,
(in millions)	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,015	$647
Restricted cash	27	—
Restricted cash included in Other noncurrent assets	27	27
Total cash, cash equivalents, and restricted cash at end of the period	$1,069	$674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska, Horizon, and Hawaiian Airlines (starting September 18, 2024). Purchase accounting impacts resulting from the Hawaiian Airlines acquisition are included as of September 18, 2024. Prior periods do not include Hawaiian results. The unaudited Condensed Consolidated Financial Statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of operating results for the entire year.

Goodwill and intangible assets, which were historically presented as one line item within the Condensed Consolidated Balance Sheets, are now presented as individual line items. This change was also made for the prior period in order to conform to the current period presentation.

Refer to the notes below for further discussion on the Hawaiian Airlines acquisition, including certain impacts on our Condensed Consolidated Financial Statements.

NOTE 2. ACQUISITION OF HAWAIIAN HOLDINGS, INC.

On September 18, 2024, the Company completed its acquisition of Hawaiian Holdings, Inc. The Company paid shareholders $18.00 per share, or approximately $936 million, in cash for 100% of the outstanding voting shares of Hawaiian. An additional $41 million was paid in cash for change in control payments and settlement of accelerated and vested awards, resulting in total consideration of $977 million. The combination brings together two highly complementary networks and expands consumer choice across Hawai'i, the West Coast, and international destinations. Along with enhanced network utility, the combined carriers' diversified product offerings and focus on high quality service and operational performance enhance Air Group's competitive position.

The results of Hawaiian are included in the Condensed Consolidated Financial Statements beginning September 18, 2024. For the period from the acquisition date to September 30, 2024, revenue and net loss from Hawaiian recognized in the Company's consolidated results of operations was $95 million and $52 million, respectively. This net loss figure includes merger-related costs that were classified as special items.

Purchase consideration

Total purchase consideration includes the value of the cash paid for outstanding shares of Hawaiian, accelerated and vested equity awards attributable to pre-acquisition service, and change in control payments. Alaska funded the full transaction with cash on hand. The total purchase price is calculated as follows:

(in millions, except per share price)	September 18, 2024
Number of shares of Hawaiian common stock issued and outstanding as of September 18, 2024	52
Multiplied by cash consideration for each share of common stock per the merger agreement	$18.00
Cash consideration paid for common stock issued and outstanding as of September 18, 2024	936
Cash consideration paid for settlement of equity awards and change in control payments	41
Total purchase consideration	$977

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using a market basis, relief from royalty, or multi-period excess earnings approach. The purchase price allocation was prepared on a preliminary basis utilizing estimates and assumptions made by the Company at the time of acquisition. As additional information becomes available, the Company may revise the fair value of the assets acquired and liabilities assumed. The Company expects to continue obtaining information to assist with determining the fair values of the net assets acquired during the measurement period, which extends up to 12 months following the acquisition date.

Provisional fair values of the assets acquired and the liabilities assumed as of the acquisition date, September 18, 2024, are as follows:

(in millions)	September 18, 2024
Cash and cash equivalents	$286
Restricted cash	27
Marketable securities	674
Receivables	110
Inventories and supplies	75
Prepaid expenses and other	77
Property and equipment	1,925
Operating lease assets	239
Intangible assets	799
Goodwill	761
Other noncurrent assets	97
Total assets	5,070

Accounts payable	57
Air traffic liability	513
Other accrued liabilities	331
Deferred revenue - current	229
Current portion of operating lease liabilities	65
Current portion of long-term debt and finance leases	144
Long-Term Debt, net of current portion	1,932
Long-term operating lease liabilities, net of current portion	235
Deferred income taxes	58
Deferred revenue - noncurrent	308
Obligations for pension and post-retirement medical benefits	153
Other liabilities	68
Total liabilities	4,093

Total purchase price	$977

Intangible assets

	Fair Value	Weighted Average Amortization Period
	(In millions)	(In years)
Customer Relationships	$295	18
Co-brand Partnerships	112	3
Total finite-lived intangible assets	407
Hawaiian Trademark	390	N/A
Slots	2	N/A
Total intangible assets	$799

The Hawaiian Trademark represents the right to use the Hawaiian trade name. The Company has determined the trademark to be an indefinite-lived intangible asset, in part due to the established brand value of Hawaiian and management's intent to maintain and preserve the brand. An additional $2 million was allocated to airport slots at John F. Kennedy International Airport. These slots are expected to be renewed indefinitely in line with the Federal Aviation Administration's past practice, and thus were determined to be indefinite-lived intangible assets. These indefinite-lived intangibles will not be amortized, but rather tested for impairment annually, or more frequently when events or circumstances indicate that impairment may exist.

Goodwill

Goodwill of $761 million represents the excess of the purchase price over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. Goodwill is not amortized, but instead is reviewed for impairment at least annually, or more frequently when events or circumstances indicate that impairment may exist. Neither goodwill recognized, nor any potential future impairment charges, are deductible for income tax purposes.

Merger-related costs

For the nine months ended September 30, 2024, the Company incurred costs directly attributable to the merger activities of $128 million. These costs are presented within Special items - operating within the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information on special items. The Company expects to continue to incur merger-related costs in the future as the integration continues.

Pro forma impact of the acquisition

The unaudited pro forma financial information presented below represents a summary of the consolidated results of operations for the Company and Hawaiian as if the acquisition of Hawaiian had been consummated as of January 1, 2023. The pro forma results do not include any anticipated synergies, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2023.

The pro forma information includes adjustments for merger-related costs of $146 million assumed to have been incurred on January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$3,739	$3,566	$10,244	$9,918
Net Income	270	90	197	(65)

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from Alaska's Mileage Plan program and Hawaiian's HawaiianMiles program. Loyalty program other revenue includes brand and marketing revenue from the Alaska Airlines Visa Signature and Hawaiian Airlines World Elite Mastercard co-branded credit cards and other partners, and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue comprises freight and mail revenue, including services provided to Amazon under the Air Transportation Services Agreement (the ATSA), and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The level of detail within the Company’s unaudited Condensed Consolidated Statements of Operations and in this footnote depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Revenue

Passenger ticket and ancillary services revenue

Passenger revenue recognized in the unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Passenger ticket revenue, net of taxes and fees	$2,380	$2,226	$6,254	$6,081
Passenger ancillary revenue	152	135	395	362
Loyalty program passenger revenue	289	257	827	757
Total Passenger revenue	$2,821	$2,618	$7,476	$7,200

Loyalty Program Revenue

Loyalty program revenue included in the unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Loyalty program passenger revenue	$289	$257	$827	$757
Loyalty program other revenue	171	159	509	483
Total Loyalty program revenue	$460	$416	$1,336	$1,240

Cargo and Other Revenue

Cargo and other revenue included in the unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cargo revenue	$43	$29	$107	$97
Other revenue	37	33	109	93
Total Cargo and other revenue	$80	$62	$216	$190

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $46 million and $33 million from the prior year-end air traffic liability balance for the three months ended September 30, 2024 and 2023, and $763 million and $621 million from the prior year-end air traffic liability balance for the nine months ended September 30, 2024 and 2023. The amounts recognized in 2024 from the prior year-end air traffic liability balance do not include Hawaiian passenger revenue as air traffic liability attributable to Hawaiian was not included within the Company's prior year-end balance.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as mileage credits are sold until the payments are collected. The Company had $105 million of such receivables as of September 30, 2024 and $102 million as of December 31, 2023.

The table below presents a roll forward of the total frequent flyer liability:

	Nine Months Ended September 30,
(in millions)	2024	2023
Total Deferred Revenue balance at January 1	$2,603	$2,497
Deferred revenue acquired from Hawaiian as of September 18	537	—
Travel miles and companion certificate redemption - Passenger revenue	(782)	(712)
Miles redeemed on partner airlines - Other revenue	(113)	(86)
Increase in liability for mileage credits issued	947	900
Total Deferred Revenue balance at September 30	$3,192	$2,599

NOTE 4. FAIR VALUE MEASUREMENTS

In determining fair value, there is a three-level hierarchy based on the reliability of the inputs used.

Level 1 refers to fair values based on quoted prices for identical instruments in active markets.

Level 2 refers to fair values estimated using significant other observable inputs such as similar instruments in active markets or quoted prices for identical or similar instrument in markets that are not active. Fair values for Level 2 instruments are determined using standard valuation models that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data.

Level 3 refers to fair values estimated using significant unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets. Fair values for Level 3 instruments are determined using future cash flows and discount rates, which include information obtained from third-party valuation sources and other market sources, including recent offers from potential buyers.

Fair value of financial instruments on a recurring basis

As of September 30, 2024, cost basis and fair value for marketable securities were $1.5 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of September 30, 2024.

Fair values of financial instruments on the unaudited Condensed Consolidated Balance Sheets:

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$284	$283	$—	$567
Equity mutual funds	7	—	—	7
Asset-backed securities	—	114	8	122
Mortgage-backed securities	—	93	—	93
Corporate notes and bonds	—	587	5	592
Municipal securities and other	—	25	6	31
Other fixed income securities	—	78	—	78
Total Marketable securities	291	1,180	19	1,490
Derivative instruments
Fuel hedge contracts - call options	—	1	—	1
Interest rate swap agreements	—	4	—	4
Total Assets	$291	$1,185	$19	$1,495

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$387	$—	$—	$387
Equity mutual funds	5	—	—	5
Foreign government bonds	—	10	—	10
Asset-backed securities	—	192	—	192
Mortgage-backed securities	—	115	—	115
Corporate notes and bonds	—	763	—	763
Municipal securities and other	—	38	—	38
Total Marketable securities	392	1,118	—	1,510
Derivative instruments
Fuel hedge contracts - call options	—	11	—	11
Interest rate swap agreements	—	8	—	8
Total Assets	$392	$1,137	$—	$1,529

Activity and maturities for marketable securities

Maturities for marketable securities:

September 30, 2024 (in millions)	Cost Basis	Fair Value
Due in one year or less	$492	$490
Due after one year through five years	892	883
Due after five years through ten years	91	89
Due after ten years	26	19
No maturity date	5	9
Total	$1,506	$1,490

After completing the acquisition of Hawaiian, the Company began to liquidate the Hawaiian investment portfolio. At September 30, 2024, the value of Hawaiian's marketable securities was $442 million. Subsequent to quarter end, the Company sold approximately $330 million of these securities.

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

The Company's restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs, or other contractual rights. The Company has both current and non-current restricted cash balances, which are presented in the Condensed Consolidated Balance Sheets within Restricted cash and Other noncurrent assets, respectively. They are carried at cost, which approximates fair value.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $1.3 billion of certain variable-rate and fixed-rate debt, including PSP notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the unaudited Condensed Consolidated Balance Sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	September 30, 2024	December 31, 2023
Fixed-rate debt	$2,947	$1,515

Estimated fair value	$2,857	$1,382

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and nine months ended September 30, 2024.

NOTE 5. DEBT

Debt obligations on the unaudited Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Fixed-rate notes payable due through 2032	$271	$80
Fixed-rate PSP notes payable due through 2031	712	600
Fixed-rate EETCs payable due through 2027	867	835
Fixed-rate Japanese Yen denominated financing due through 2031	106	—
Fixed-rate Hawaiian Loyalty Program Financing due through 2029	991	—
Variable-rate notes payable due through 2036	1,691	971
Less debt issuance costs	(13)	(15)
Total debt(a)	4,625	2,471
Less current portion	(515)	(289)
Long-term debt, less current portion	$4,110	$2,182

Weighted-average fixed-interest rate	6.0%	3.4%
Weighted-average variable-interest rate	7.0%	6.8%
(a) Excludes finance lease liabilities of $57 million and $64 million as of September 30, 2024 and December 31 2023, respectively, on the condensed consolidated balance sheets. At September 30, 2024, amount includes one B787-9 aircraft financed under a Finance Lease Agreement but recorded as a financing liability under the applicable accounting framework.

Approximately $210 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2024, resulting in an effective weighted-average interest rate for the full debt portfolio of 6.2%.

During the nine months ended September 30, 2024, the Company incurred debt of $415 million from multiple lenders and sources. New debt includes proceeds of $347 million, secured by a combination of aircraft and flight simulators. Additionally, $68 million of debt was incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the unaudited Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2024, the Company made debt payments of $279 million, inclusive of $19 million paid by Hawaiian between September 18, 2024 and September 30, 2024.

Debt maturity

At September 30, 2024, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2024	$78
2025	520
2026	565
2027	757
2028	269
Thereafter	2,449
Total Principal Payments	$4,638

Bank lines of credit

In September 2024, the Company entered into an agreement to consolidate and upsize its existing revolving credit facilities. The new facility is for $850 million, expires in September 2029, and is secured by a combination of aircraft, spare engines, flight simulators, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of September 30, 2024, the Company had no outstanding borrowing under this facility.

Alaska has a second credit facility for $76 million, expiring in June 2025, and is secured by aircraft. Alaska has secured letters of credit against this facility.

Both credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska was in compliance with this covenant at September 30, 2024.

Subsequent Events

Redemption of Hawaiian 2026 and 2029 Senior Secured Notes

On October 1, 2024, the Company delivered to the holders of the 5.750% Senior Secured Notes due 2026, issued by Hawaiian Brand Intellectual Property, Ltd. and HawaiianMiles Loyalty, Ltd. a notice of redemption for all of the outstanding $6.3 million aggregate principal amount of the notes. The Company also delivered to the holders of the Hawaiian Issuers’ 11.000% Senior Secured Notes due 2029 a notice of redemption for all of the outstanding $984.8 million aggregate principal amount of the notes.

2029 and 2031 Senior Secured Notes

On October 15, 2024, the Company, through a wholly-owned subsidiary, issued and sold $625 million aggregate principal amount of 5.021% Senior Secured Notes due 2029 and $625 million aggregate principal amount of 5.308% Senior Secured Notes due 2031. The 2029 Notes will mature on October 20, 2029 and bear interest payable in quarterly installments beginning January 20, 2025. The 2031 Notes will mature on October 20, 2031 and bear interest payable in quarterly installments beginning January 20, 2025. The notes are collateralized by assets associated with the Company's Mileage Plan program.

Term loan facility

On October 15, 2024, the Company, through a wholly-owned subsidiary, entered into a new credit agreement for a $750 million senior secured term loan facility, the full amount of which was drawn. The loan facility is secured by substantially the same collateral as the senior secured notes described above. The loan under the facility will bear interest at a variable rate equal to Term SOFR (subject to a floor of zero), or another index rate, in each case plus a specified margin, with quarterly payments beginning in January 2025.

Subsequently, the Company executed $375 million in interest rate swaps to hedge the term loan's variable rate exposure.

Redemption of other Hawaiian debt
On October 15, 2024, the Company notified various lenders of its intent to prepay certain debt. Approximately $436 million in debt was prepaid pursuant to those notices, of which $110 million carried a floating interest rate, with the remainder of the prepayment covering fixed-rate indebtedness.

With the impact of the financing activity described above, Air Group's effective weighted-average interest rate for its debt portfolio is 5.1%.

NOTE 6. EMPLOYEE BENEFIT PLANS

The Company has five qualified defined-benefit pension plans. Four plans are the responsibility of Alaska Airlines, covering salaried employees, pilots, clerical, office, passenger service employees, mechanics, and related craft employees. One plan is the responsibility of Hawaiian Airlines, covering eligible pilots. All plans are closed to new entrants. Hawaiian also sponsors four defined benefit postretirement medical and life insurance plans and a separate plan to administer pilots disability benefits that is accounted for as a qualified plan.

Net periodic benefit costs for qualified plans include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost	$7	$8	$21	$22
Pension expense included in Wages and benefits	7	8	21	22

Interest cost	28	27	82	81
Expected return on assets	(33)	(28)	(97)	(85)
Recognized actuarial loss	4	5	13	17
Pension expense included in Non-operating Income (Expense)	$(1)	$4	$(2)	$13

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft-related commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer.The amounts disclosed below reflect commitments for firm aircraft and engine orders. Option deliveries are excluded until exercise.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery dates. For Alaska, this includes certain B737-8 and B737-9 aircraft contracted for delivery in 2024 that have been moved to 2025, as well as certain B737-10 aircraft contracted for delivery in 2025 that have been moved to 2026, pending certification of the aircraft type. For Hawaiian, this includes certain B787-9 aircraft contracted for delivery in 2024 that have been moved into 2025. These expected movements are reflected in the tables below. In addition, between September 2024 and November 2024, Boeing was impacted by an employee strike, which temporarily halted production of B737 aircraft . Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery dates.

Details for contractual aircraft delivery commitments as of September 30, 2024:

	Firm Orders	Options and Other Rights
Aircraft Type	2024-2027	2026-2030
B737	69	105
B787-9	10	—
E175	6	2
Total	85	107

Capacity purchase agreement (CPA) commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft-related and capacity purchase agreement commitments as of September 30, 2024.

(in millions)	Aircraft-Related Commitments	Capacity Purchase Agreements
Remainder of 2024	$337	$49
2025	1,380	204
2026	1,620	207
2027	1,180	213
2028	—	219
Thereafter	—	507
Total	$4,517	$1,399

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable. While outcomes for litigation cannot be predicted with certainty, we do not expect current matters to have a material adverse impact to our results of operations or financial position.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter. Alaska recorded an accrual in the second quarter of 2024 for $45 million, representing the expenses associated with the trademark license agreement, and management's current estimate of the amount due to the Virgin Group. The expense was classified within Special items – operating in the unaudited Condensed Consolidated Statements of Operations.

Credit card agreements

Air Group has agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve of up to 100% of the credit card receivable balance associated with that processor, which would result in a restriction of cash. For example, certain agreements require Air Group to maintain a reserve if its credit rating is downgraded to or below a rating specified by the agreement or if its cash and marketable securities balance fell below $500 million. The Company is not currently required to maintain any reserve under these agreements. If Air Group were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on the Company's operations, business or financial condition.

NOTE 8. SHAREHOLDERS' EQUITY

Common stock repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The Company repurchased 1.6 million shares for $63 million during the nine months ended September 30, 2024 and 1.5 million shares for $70 million during the nine months ended September 30, 2023. As of September 30, 2024, the Company has repurchased 12.7 million shares for $752 million, with $248 million remaining under this program.
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
As of September 30, 2024, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of all outstanding warrants was $30 million, recorded in stockholders' equity at issuance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income	$236	$139	$324	$237

Basic weighted average shares outstanding	126.189	127.187	126.165	127.375
Dilutive effect of employee stock awards	2.175	1.592	1.918	1.288
Dilutive effect of stock warrants	0.226	0.409	0.264	0.422
Diluted weighted average shares outstanding	128.590	129.188	128.347	129.085

Basic earnings per share	$1.87	$1.09	$2.57	$1.86
Diluted earnings per share	$1.84	$1.08	$2.52	$1.84

Antidilutive amounts excluded from calculation:
Employee stock awards	1.4	1.2	2.0	1.9
Stock warrants	0.3	0.2	0.3	0.1

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three and nine months ended September 30, 2024 and 2023:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at June 30, 2024	$(39)	$(350)	$9	$93	$(287)
Change in value	21	—	(5)	(6)	10
Reclassifications into earnings	5	4	—	—	9
Balance at September 30, 2024	$(13)	$(346)	$4	$87	$(268)

Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	28	—	(4)	(6)	18
Reclassifications into earnings	5	12	—	(4)	13
Balance at September 30, 2024	$(13)	$(346)	$4	$87	$(268)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at June 30, 2023	$(84)	$(411)	$14	$116	$(365)
Change in value	—	—	(1)	—	(1)
Reclassifications into earnings	3	4	—	(1)	6
Balance at September 30, 2023	$(81)	$(407)	$13	$115	$(360)

Balance at December 31, 2022	(104)	(421)	15	122	(388)
Change in value	11	—	(2)	(2)	7
Reclassifications into earnings	12	14	—	(5)	21
Balance at September 30, 2023	$(81)	$(407)	$13	$115	$(360)

NOTE 11. OPERATING SEGMENT INFORMATION

Alaska Air Group has three operating airlines – Alaska, Hawaiian, and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest. Air Group's network and schedules are centrally managed for all its operating airlines and CPA flying. By matching the appropriate fleet type and schedule timing, management seeks to optimize Air Group consolidated revenue and income.

Following the acquisition of Hawaiian, the Chief Operating Decision Maker (CODM) began to review financial results for Hawaiian to assess performance and make resource allocation decisions. As a result, the Company determined Hawaiian was an operating and reportable segment beginning in the third quarter of 2024. Air Group has plans to combine Alaska and Hawaiian under a single operating certificate in the near term. At that time, management anticipates the discrete information provided to the CODM specific to each carrier will similarly be combined, and resource allocation decisions and review will be executed at the combined level.

Management continues to evaluate and refine the reporting and information provided to the CODM utilized in their review of financial results and resource allocation decisions. Increasingly, the Company is managed as a single component that provides air transportation and loyalty benefits for passengers and cargo services. Managing the business in an integrated manner enables our team to leverage its comprehensive network, route scheduling system, and fleet as a single business to deliver optimized consolidated financial results. Management continues to evaluate changes to internal reporting that may impact the discrete information provided to the CODM to better align with the way the business is managed. These changes may have an impact on the Company's reportable segments once finalized.

The CODM reviews financial performance information as part of three reportable operating segments:

•Alaska Airlines - includes scheduled air transportation on Alaska's Boeing jet aircraft for passengers and cargo .
•Hawaiian Airlines - includes scheduled air transportation on Hawaiian's Boeing and Airbus jet aircraft for passengers and cargo.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation on E175 jet aircraft for passengers under a CPA. This segment includes the actual revenue and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.

In addition to the reportable segments, the Company has a "Consolidating and Other" column which reflects Air Group parent company activity, Horizon CPA, McGee Air Services, consolidating entries and other immaterial business units of the company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company's CODM to evaluate performance and allocate resources. The "Special Items" column represents expenses classified as special items and mark-to-market fuel hedge accounting adjustments.

Operating segment information is as follows:

	Three Months Ended September 30, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Consolidating & Other	Air Group Adjusted	Special Items	Consolidated
Operating Revenue
Passenger revenue	$2,261	$84	$476	$—	$2,821	$—	$2,821
Loyalty program other revenue	151	5	15	—	171	—	171
Cargo and other revenue	71	6	—	3	80	—	80
Total Operating Revenue	2,483	95	491	3	3,072	—	3,072
Operating Expenses
Operating expenses, excluding fuel	1,640	82	325	(14)	2,033	74	2,107
Fuel expense	510	23	95	—	628	(4)	624
Total Operating Expenses	2,150	105	420	(14)	2,661	70	2,731
Non-operating Income (Expense)	3	(4)	—	(11)	(12)	(1)	(13)
Income (Loss) Before Income Tax	$336	$(14)	$71	$6	$399	$(71)	$328
Pretax Margin					13.0%		10.7%

	Three Months Ended September 30, 2023
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Consolidating & Other	Air Group Adjusted	Special Items	Consolidated
Operating Revenue
Passenger revenue	$2,201	$—	$417	$—	$2,618	$—	$2,618
Loyalty program other revenue	146	—	13	—	159	—	159
Cargo and other revenue	60	—	—	2	62	—	62
Total Operating Revenue	2,407	—	430	2	2,839	—	2,839
Operating Expenses
Operating expenses, excluding fuel	1,484	—	297	(3)	1,778	156	1,934
Fuel expense	621	—	108	—	729	(35)	694
Total Operating Expenses	2,105	—	405	(3)	2,507	121	2,628
Non-operating Income (Expense)	—	—	—	(10)	(10)	(8)	(18)
Income (Loss) Before Income Tax	$302	$—	$25	$(5)	$322	$(129)	$193
Pretax Margin					11.4%		6.8%

	Nine Months Ended September 30, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Consolidating & Other	Air Group Adjusted	Special Items	Consolidated
Operating Revenue
Passenger revenue	$6,078	$84	$1,314	$—	$7,476	$—	$7,476
Loyalty program other revenue	460	5	44	—	509	—	509
Cargo and other revenue	202	6	—	8	216	—	216
Total Operating Revenue	6,740	95	1,358	8	8,201	—	8,201
Operating Expenses
Operating expenses, excluding fuel	4,670	82	946	(52)	5,646	254	5,900
Fuel expense	1,515	23	288	—	1,826	(22)	1,804
Total Operating Expenses	6,185	105	1,234	(52)	7,472	232	7,704
Non-operating Income (Expense)	6	(4)	—	(32)	(30)	(1)	(31)
Income (Loss) Before Income Tax	$561	$(14)	$124	$28	$699	$(233)	$466
Pretax Margin					8.5%		5.7%

	Nine Months Ended September 30, 2023
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Consolidating & Other	Air Group Adjusted	Special Items	Consolidated
Operating Revenue
Passenger revenue	$6,082	$—	$1,118	$—	$7,200	$—	$7,200
Loyalty program other revenue	447	—	36	—	483	—	483
Cargo and other revenue	184	—	—	6	190	—	190
Total Operating Revenue	6,713	—	1,154	6	7,873	—	7,873
Operating Expenses
Operating expenses, excluding fuel	4,342	—	832	(1)	5,173	406	5,579
Fuel expense	1,672	—	274	—	1,946	(14)	1,932
Total Operating Expenses	6,014	—	1,106	(1)	7,119	392	7,511
Non-operating Income (Expense)	(3)	—	—	(26)	(29)	(14)	(43)
Income (Loss) Before Income Tax	$696	$—	$48	$(19)	$725	$(406)	$319
Pretax Margin					9.2%		4.1%

Total assets were as follows:

(in millions)	September 30, 2024	December 31, 2023
Alaska Airlines	$20,911	$19,937
Hawaiian Airlines	5,000	—
Consolidating & Other	(6,352)	(5,324)
Consolidated	$19,559	$14,613

Total goodwill was as follows:

(in millions)	September 30, 2024	December 31, 2023
Alaska Airlines	$1,943	$1,943
Hawaiian Airlines	761	—

NOTE 12. SPECIAL ITEMS

The Company has classified certain operating and non-operating expenses as special items due to their unusual or infrequently occurring nature. The Company believes disclosing information about these items separately improves comparable year over year analysis and allows stakeholders to better understand its results of operations. Descriptions of the special items are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating Expenses
Fleet transition	$(16)	$156	$51	$355
Labor agreements	—	—	30	51
Integration costs	90	—	128	—
Litigation	—	—	45	—
Special items - operating	$74	$156	$254	$406

Non-operating Income (Expense)
Special Items - net non-operating	$(1)	$(8)	$(1)	$(14)

Fleet transition: Fleet transition costs (benefits) are associated with the retirement and disposition of Airbus acquired from Virgin America and Q400 aircraft.

Labor agreements: Labor agreement costs in 2024 are for retroactive pay for Alaska flight attendants pursuant to the tentative agreement reached in the second quarter of 2024. The agreement was not ratified and negotiations are ongoing. Costs in 2023 are for contractual changes to Alaska pilots' sick leave benefits.

Integration costs: Integration costs are associated with the acquisition of Hawaiian Airlines and primarily consist of legal and professional fees, and employee-related costs, which include severance and change in control payments.

(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Legal and professional fees	$54	$90
Employee-related and other merger costs	36	38
Total Integration Costs	$90	$128

Litigation: Litigation costs represent expenses associated with the Virgin trademark license agreement with the Virgin Group and were recorded following a negative ruling in an appeal case in the second quarter of 2024.

Net non-operating: These costs are primarily for interest expense recognized in 2023 associated with certain Virgin America A321neo lease agreements which were modified as part of Alaska's fleet transition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" within this document. This overview summarizes the MD&A, which includes the following sections:

•GAAP to Non-GAAP Reconciliations and Operating Statistics - reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis, as well as operating statistics we use to measure operating performance.

•Third Quarter Review - highlights from the third quarter of 2024 outlining some of the major events that occurred during the period.

•Results of Operations - an in-depth analysis of our consolidated revenue and expenses for the three and nine months ended September 30, 2024. This section includes forward-looking statements regarding our view of the remainder of 2024.

•Liquidity and Capital Resources - an overview of our financial position, analysis of cash flows, and relevant material cash commitments.

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

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income before income tax	$328	$193	$466	$319
Adjusted for:
Mark-to-market fuel hedge adjustment	(4)	(35)	(22)	(14)
Special items - operating	74	156	254	406
Special items - net non-operating	1	8	1	14
Adjusted income before income tax	$399	$322	$699	$725

Pretax margin	10.7%	6.8%	5.7%	4.1%
Adjusted pretax margin	13.0%	11.4%	8.5%	9.2%

	Three Months Ended September 30,
	2024		2023
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income per share	$236	$1.84	$139	$1.08
Mark-to-market fuel hedge adjustments	(4)	(0.03)	(35)	(0.27)
Special items - operating	74	0.57	156	1.20
Special items - net non-operating	1	0.01	8	0.06
Income tax effect of reconciling items above	(18)	(0.14)	(31)	(0.24)
Adjusted net income per share	$289	$2.25	$237	$1.83

	Nine Months Ended September 30,
	2024		2023
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income per share	$324	$2.52	$237	$1.84
Mark-to-market fuel hedge adjustments	(22)	(0.17)	(14)	(0.11)
Special items - operating	254	1.98	406	3.14
Special items - net non-operating	1	0.01	14	0.11
Income tax effect of reconciling items above	(57)	(0.44)	(98)	(0.76)
Adjusted net income per share	$500	$3.90	$545	$4.22

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except unit metrics)	2024		2023		2024		2023
Total operating expenses	$2,731		$2,628		$7,704		$7,511
Less the following components:
Aircraft fuel, including hedging gains and losses	624		694		1,804		1,932
Freighter costs	17		12		46		38
Special items - operating	74		156		254		406
Total operating expenses, excluding fuel, freighter costs, and special items	$2,016		$1,766		$5,600		$5,135

ASMs	19,847		18,582		53,422		51,447
CASMex	10.16	¢	9.50	¢	10.48	¢	9.98	¢

OPERATING STATISTICS (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Consolidated Operating Statistics(a):
Revenue passengers (000)	13,237	12,210	8%	34,899	33,654	4%
RPMs (000,000) "traffic"	16,970	15,718	8%	44,803	43,208	4%
ASMs (000,000) "capacity"	19,847	18,582	7%	53,422	51,447	4%
Load factor	85.5%	84.6%	0.9 pts	83.9%	84.0%	(0.1) pts
Yield	16.62¢	16.66¢	—%	16.69¢	16.66¢	—%
PRASM	14.21¢	14.09¢	1%	13.99¢	14.00¢	—%
RASM	15.48¢	15.28¢	1%	15.35¢	15.30¢	—%
CASMex(b)	10.16¢	9.50¢	7%	10.48¢	9.98¢	5%
Economic fuel cost per gallon(b)(c)	$2.61	$3.26	(20)%	$2.82	$3.14	(10)%
Fuel gallons (000,000)(c)	240	224	7%	646	620	4%
ASMs per gallon	82.7	83.0	—%	82.6	83.0	—%
Departures (000)	121.6	111.8	9%	329.7	311.6	6%
Average full-time equivalent employees (FTEs)	24,963	23,879	5%	23,784	23,386	2%
Operating fleet(d)	394	303	91 a/c	394	303	91 a/c
Alaska Airlines Operating Statistics:
RPMs (000,000) "traffic"	14,951	14,471	3%	40,375	39,967	1%
ASMs (000,000) "capacity"	17,459	17,123	2%	48,118	47,584	1%
Economic fuel cost per gallon	2.60	3.22	(19)%	2.80	3.11	(10)%
Hawaiian Airlines Operating Statistics:
RPMs (000,000) "traffic"	634	n/a	n/a	634	n/a	n/a
ASMs (000,000) "capacity"	763	n/a	n/a	763	n/a	n/a
Economic fuel cost per gallon(c)	2.35	n/a	n/a	2.35	n/a	n/a
Regional Operating Statistics:(e)
RPMs (000,000) "traffic"	1,385	1,247	11%	3,795	3,241	17%
ASMs (000,000) "capacity"	1,625	1,459	11%	4,540	3,862	18%
Economic fuel cost per gallon	2.74	3.49	(21)%	2.99	3.32	(10)%
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)See a reconciliation of this non-GAAP measure and Note A for a discussion of the importance of this measure to investors in the accompanying pages.
(c)Excludes operations under the Air Transportation Services Agreement (ATSA) with Amazon.
(d)Includes aircraft owned and leased by Alaska, Hawaiian, and Horizon as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excludes all aircraft removed from operating service.
(e)Data presented includes information related to flights operated by Horizon and third-party carriers.

THIRD QUARTER REVIEW

Overview

On September 18, 2024, we completed our acquisition of Hawaiian Airlines, combining two highly complementary networks and expanding our international reach. Results for the quarter include Hawaiian activity beginning September 18, 2024.

We reported consolidated pretax income for the third quarter of 2024 of $328 million, compared to $193 million for the third quarter of 2023. For the period September 18, 2024 through September 30, 2024, Hawaiian produced $95 million of revenue and a loss before income taxes and special items of $14 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2023. A glossary of financial terms can be found at the end of this Item 2.

Labor update

Alaska pilots, represented by the Air Line Pilots Association, ratified a two-year extension of its existing collective bargaining agreement (CBA). In the second quarter, Alaska reached a tentative agreement (TA) with its flight attendants, represented by the Association of Flight Attendants (AFA), for an updated CBA. The agreement did not pass and negotiations are ongoing to reach a revised agreement.

Horizon is in negotiations with certain labor groups for updated CBAs, including its pilots, represented by the International Brotherhood of Teamsters; its flight attendants, represented by AFA; and its technicians, represented by the Aircraft Mechanics Fraternal Association.

Alaska and Hawaiian are in the process of completing transition protocol agreements with the labor groups representing the airlines' employees.

Outlook

For the fourth quarter, we expect the following results, inclusive of Hawaiian. Expectations for the fourth quarter are compared to pro forma historical results, as if the acquisition had occurred on January 1, 2023. Pro forma historical results were included with the Form 8-K filed on October 31, 2024. Full year 2024 adjusted EPS is expected finish above the midpoint of our previous guidance of $3.50 to $4.50 per share, inclusive of Hawaiian's results.

Q4 Expectation
Capacity (ASMs) % change versus 2023	Up 1.5% to 2.5%
CASMex % change versus 2023	Up high single digits
RASM % change versus 2023	Up mid single digits
Economic fuel cost per gallon	$2.55 to $2.65
Adjusted earnings per share(a)	$0.20 to $0.40
(a) Earnings per share guidance assumes non-operating expense of approximately $50 million and a tax rate of approximately 28%

RESULTS OF OPERATIONS

Items affecting comparability

As the acquisition of Hawaiian was completed on September 18, 2024, the three and nine months ended September 30, 2024 reflect the results of the combined business for the period September 18, 2024 through September 30, 2024, while the comparative periods in 2023 do not. Consolidated revenue and expenses all increased compared to the prior period due to the incorporation of Hawaiian's operations into Air Group. As a result, the below comparison of changes to our revenue and expenses compared to the prior year largely focuses on material factors independent of the acquisition.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2024 TO THREE MONTHS ENDED SEPTEMBER 30, 2023

Operating Revenue

Total operating revenue in the third quarter of 2024 increased $233 million, or 8%, of which $95 million was attributable to Hawaiian. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2024	2023	% Change
Passenger revenue	$2,821	$2,618	8%
Loyalty program other revenue	171	159	8%
Cargo and other revenue	80	62	29%
Total Operating Revenue	$3,072	$2,839	8%

Passenger revenue

On a consolidated basis, Passenger revenue for the third quarter of 2024 increased $203 million, or 8%, of which $84 million was attributable to Hawaiian. The remaining $119 million increase was driven by increased traffic. Passenger traffic growth was driven primarily by incremental Alaska and regional departures compared to the prior year.

Loyalty program other revenue

On a consolidated basis, Loyalty program other revenue for the third quarter of 2024 increased by $12 million, or 8%, of which $5 million was attributable to Hawaiian. The remaining $7 million increase was driven by higher commissions from our bank card partner due to incremental credit card acquisitions.

Cargo and other revenue

On a consolidated basis, Cargo and other revenue for the third quarter of 2024 increased by $18 million, or 29%, of which $6 million was attributable to Hawaiian. The remaining $12 million increase was driven by the introduction of two B737-800 freighters into Alaska's cargo fleet and increases to other ancillary revenue.

Operating Expenses

Total operating expenses in the third quarter of 2024 increased $103 million, or 4%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2024	2023	% Change
Fuel expense	$624	$694	(10)%
Non-fuel operating expenses, excluding special items	2,033	1,778	14%
Special items - operating	74	156	(53)%
Total Operating Expenses	$2,731	$2,628	4%

Fuel expense

Aircraft fuel expense includes raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. Our aircraft fuel expense can be volatile because it includes these gains or losses in the value of the underlying instrument as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Alaska and Hawaiian each have a fuel hedge program. Alaska's program was suspended in 2023, and has open positions, based in West Texas Intermediate (WTI) crude oil, that will settle through the first quarter of 2025. Hawaiian's program was temporarily paused as of September 30, 2024, and has open positions, based in Brent crude oil, that will settle through the third quarter of 2025. All future positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums.

We evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from hedge counterparties for hedges that settle during the period and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. Economic fuel expense includes gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business as it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Aircraft fuel expense in the third quarter of 2024 decreased $70 million, or 10%. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2024		2023
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$619	$2.57	$711	$3.18
Losses on settled hedges	9	0.04	18	0.08
Economic fuel expense	$628	$2.61	$729	$3.26
Mark-to-market fuel hedge adjustments	(4)	(0.01)	(35)	(0.16)
Aircraft fuel, including hedging gains and losses	$624	$2.60	$694	$3.10
Fuel gallons		240		224

Raw fuel expense decreased 13% in the third quarter of 2024 compared to the third quarter of 2023. The decrease was driven primarily by lower refining margins associated with the conversion of crude oil to jet fuel, as well as lower per gallon costs on crude oil. It was partially offset by higher fuel consumption consistent with increased capacity and the inclusion of $23 million of raw fuel expense attributable to Hawaiian.

Losses recognized for hedges that settled during the third quarter were $9 million in 2024, compared to losses of $18 million in the same period in 2023. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations, including the incorporation of

Hawaiian into our consolidated results. Other significant or unusual changes compared to 2023 in addition to the acquisition impact are discussed in more detail below.

	Three Months Ended September 30,
(in millions)	2024	2023	% Change
Wages and benefits	$883	$782	13%
Variable incentive pay	104	45	131%
Aircraft maintenance	140	118	19%
Aircraft rent	49	48	2%
Landing fees and other rentals	194	183	6%
Contracted services	108	100	8%
Selling expenses	82	84	(2)%
Depreciation and amortization	139	113	23%
Food and beverage service	69	62	11%
Third-party regional carrier expense	63	58	9%
Other	202	185	9%
Total non-fuel operating expenses, excluding special items	$2,033	$1,778	14%

Wages and benefits

Wages and benefits in the third quarter of 2024 increased by $101 million, or 13%, of which $37 million was attributable to Hawaiian. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2024	2023	% Change
Wages	$663	$602	10%
Payroll taxes	44	37	19%
Medical and other benefits	110	85	29%
Defined contribution plans	59	51	16%
Pension - Defined benefit plans	7	7	—%
Total Wages and benefits	$883	$782	13%

Wages in the third quarter of 2024 increased $61 million, or 10%, of which $30 million was attributable to Hawaiian. The remaining $31 million increase was driven by increased wage rates across multiple labor groups since the prior year. Payroll taxes increased due to the increase in wages.

Increased expense for medical and other benefits was primarily driven by an increase in the cost of medical services compared to the prior year. Increased expense for defined contribution plans was driven by the change in wages as well as higher matching contributions for Alaska technicians.

Variable incentive pay

Variable incentive pay in the third quarter of 2024 increased by $59 million, or 131%. The increase was driven by a higher assumed payout percentage for the Company's Performance-Based Pay program compared to the prior year, as well as an increased wage base.

Aircraft maintenance

Aircraft maintenance in the third quarter of 2024 increased by $22 million, or 19%, of which $9 million was attributable to Hawaiian. The remaining $13 million increase was driven by higher rates for outside maintenance work and additional maintenance projects.

Depreciation and amortization

Depreciation and amortization in the third quarter of 2024 increased by $26 million, or 23%, of which $8 million was attributable to Hawaiian. The remaining $18 million increase was driven by the addition of 20 owned B737 aircraft and three owned E175 aircraft to the Alaska and Horizon fleets, respectively, since the third quarter of 2023. Incremental depreciation on ground service and other equipment also contributed to the increase.

Food and beverage service

Food and beverage service in the third quarter of 2024 increased by $7 million, or 11%, of which $4 million was attributable to Hawaiian. The remaining $3 million increase was driven by growth in revenue passengers and higher rates for food and beverage products.

Other expense

Other expense in the third quarter of 2024 increased by $17 million, or 9%, of which $6 million was attributable to Hawaiian. The remaining $11 million increase was driven by crew hotel costs, software costs, and other miscellaneous services.

Special items - operating

In the third quarter of 2024, we recorded $74 million of operating special items compared to $156 million in the same period in 2023. Refer to Note 12 to the consolidated financial statements for details.

Additional Segment Information

Refer to Note 11 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items, of $336 million in the third quarter of 2024, compared to a profit of $302 million in the same period in 2023. The $34 million improvement was due to a decrease in economic fuel cost and an increase in operating revenue, driven by growth in departures and revenue passengers, as well as the introduction of two B737-800 freighters to the Company's cargo operations. The improvement was partially offset by an increase in non-fuel operating expenses, driven largely by higher wages and variable incentive pay.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items, of $14 million in the third quarter of 2024, representing its operations as a part of Air Group for the period September 18, 2024 through September 30, 2024.

Regional

Regional reported a pretax profit of $71 million, excluding special items, in the third quarter of 2024, compared to a profit of $25 million in the same period in 2023. The $46 million improvement was driven by higher passenger revenue consistent with the increase in traffic, partially offset by higher operating expenses associated with increased capacity.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2024 TO NINE MONTHS ENDED SEPTEMBER 30, 2023

Operating Revenue

Total operating revenue in the first nine months of 2024 increased $328 million, or 4%, of which $95 million was attributable to Hawaiian. The changes are summarized in the following table.

	Nine Months Ended September 30,
(in millions)	2024	2023	% Change
Passenger revenue	$7,476	$7,200	4%
Loyalty program other revenue	509	483	5%
Cargo and other revenue	216	190	14%
Total Operating Revenue	$8,201	$7,873	4%

Passenger revenue

On a consolidated basis, Passenger revenue for the first nine months of 2024 increased by $276 million, or 4%, of which $84 million was attributable to Hawaiian. The remaining $192 million increase was driven by increased traffic. Traffic growth was due to increased gauge and departures throughout the network. Strength in premium class products and increased redemptions by Mileage Plan members on both Alaska and partner airlines also contributed to this increase. These improvements were partially offset by lost revenue from the B737-9 grounding.

We expect to see fourth quarter Passenger revenue growth compared to 2023 primarily as a result of the Hawaiian acquisition.

Loyalty program other revenue

On a consolidated basis, Loyalty program other revenue for the first nine months of 2024 increased $26 million, or 5%, of which $5 million was attributable to Hawaiian.. The remaining $21 million increase was primarily driven by higher commissions from bank card and third party partners.

We expect to see continued strength in Loyalty program other revenue for the fourth quarter compared to 2023 due to higher commissions from partners and the Hawaiian acquisition.

Cargo and other revenue

On a consolidated basis, Cargo and other revenue for the first nine months of 2024 increased by $26 million, or 14%, of which $6 million was attributable to Hawaiian. The remaining $20 million increase was driven by the introduction of two B737-800 freighters into Alaska's cargo fleet and increases to other ancillary revenue.

We expect to see continued growth in Cargo and other revenue for the fourth quarter compared to 2023 due to the same reasons described above and the Hawaiian acquisition.

Operating Expenses

Total operating expenses in the first nine months of 2024 increased $193 million, or 3%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2024	2023	% Change
Fuel expense	$1,804	$1,932	(7)%
Non-fuel operating expenses, excluding special items	5,646	5,173	9%
Special items - operating	254	406	(37)%
Total Operating Expenses	$7,704	$7,511	3%

Fuel expense

Aircraft fuel expense in the first nine months of 2024 decreased $128 million, or 7%. The elements of the change are illustrated in the table:

	Nine Months Ended September 30,
	2024		2023
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,795	$2.77	$1,899	$3.06
Losses on settled hedges	31	0.05	47	0.08
Consolidated economic fuel expense	$1,826	$2.82	$1,946	$3.14
Mark-to-market fuel hedge adjustments	(22)	(0.03)	(14)	(0.02)
GAAP fuel expense	$1,804	$2.79	$1,932	$3.12
Fuel gallons		646		620

Raw fuel expense decreased 5% in the first nine months of 2024 compared to the first nine months of 2023, due to lower refining margins, partially offset by higher fuel consumption consistent with increased capacity and the inclusion of $23 million of raw fuel expense attributable Hawaiian.

Economic fuel expense includes losses recognized for hedges that settled in the first nine months of 2024 of $31 million, compared to losses of $47 million in the same period in 2023. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

We expect our economic fuel cost per gallon in the fourth quarter to range between $2.55 to $2.65 per gallon.

A summary of Alaska's WTI positions and Hawaiian's Brent crude positions is provided below:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Alaska:
Fourth Quarter of 2024	22%	$87	$5
Full Year 2024	22%	$87	$5
First Quarter of 2025	11%	$92	$5
Full Year 2025	2%	$92	$5

Hawaiian:
Fourth Quarter of 2024	53%	$95	$2
Full Year 2024	53%	$95	$2
First Quarter of 2025	25%	$95	$2
Second Quarter of 2025	14%	$94	$2
Third Quarter of 2025	11%	$92	$2
Full Year 2025	12%	$94	$2

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations, including the incorporation of Hawaiian into our consolidated results. Other significant or unusual changes compared to 2023 in addition to the acquisition impact are discussed in more detail below.

For the remainder of 2024, we expect non-fuel operating expenses to increase due to the addition of Hawaiian's operations to Air Group. Other factors that we anticipate driving material changes in operating expenses are more fully described below.

	Nine Months Ended September 30,
(in millions)	2024	2023	% Change
Wages and benefits	$2,469	$2,259	9%
Variable incentive pay	197	149	32%
Aircraft maintenance	391	367	7%
Aircraft rent	142	161	(12)%
Landing fees and other rentals	532	502	6%
Contracted services	311	290	7%
Selling expenses	243	231	5%
Depreciation and amortization	393	330	19%
Food and beverage service	194	176	10%
Third-party regional carrier expense	181	164	10%
Other	593	544	9%
Total non-fuel operating expenses, excluding special items	$5,646	$5,173	9%

Wages and benefits

Wages and benefits in the first nine months of 2024 increased by $210 million, or 9%, of which $37 million was attributable to Hawaiian. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2024	2023	% Change
Wages	$1,864	$1,736	7%
Payroll taxes	132	122	8%
Medical and other benefits	275	228	21%
Defined contribution plans	177	151	17%
Pension - Defined benefit plans	21	22	(5)%
Total Wages and benefits	$2,469	$2,259	9%

Wages in the first nine months of 2024 increased $128 million, or 7%, of which $30 million was attributable to Hawaiian. The remaining $98 million increase was driven by increased wage rates across multiple labor groups since the prior year, as well as additional impact from irregular operations following the B737-9 grounding in the first quarter of 2024. The increase was partially offset by nonrecurring stock awards granted in the second quarter of 2023. Increased expense for payroll taxes is consistent with the change in wages.

The change in medical and other benefits was primarily driven by an increase in the cost of medical services compared to the prior year. Increased expense for defined contribution plans was driven by higher wages as well as higher matching contributions for Alaska technicians.

We expect to see higher wages and benefits for the remainder of 2024 due to increases in wage rates for labor groups.

Variable incentive pay

Variable incentive pay expense increased by $48 million, or 32%, in the first nine months of 2024. The increase was driven by a higher assumed payout percentage for the Company's Performance-Based Pay program compared to the prior year, as well as an increased wage base.

Aircraft maintenance

Aircraft maintenance expense in the first nine months of 2024 increased by $24 million, or 7%, of which $9 million was attributable to Hawaiian. The remaining $15 million increase was primarily driven by increased aircraft utilization, higher rates for outside maintenance work, and additional maintenance projects.

We expect aircraft maintenance will increase for the remainder of 2024 compared to the prior year due to the reasons described above.

Aircraft rent

Aircraft rent expense in the first nine months of 2024 decreased by $19 million, or 12%. The decrease was primarily driven by the retirement of ten leased A321neo aircraft from operations.

We expect aircraft rent will increase for the remainder of 2024 compared to the prior year due to the addition of leased aircraft in Hawaiian's fleet.

Depreciation and amortization

Depreciation and amortization in the first nine months of 2024 increased by $63 million, or 19%, of which $8 million was attributable to Hawaiian. The remaining $55 million increase was primarily due to the addition of 20 owned B737 aircraft and three owned E175 aircraft to the Alaska and Horizon fleets, respectively, since the third quarter of 2023. Incremental depreciation on ground service and other equipment also contributed to the increase.

We expect depreciation and amortization to increase for the remainder of 2024 as compared to 2023, due to incremental owned aircraft added to our airlines' fleets, as well as the amortization of certain intangible assets associated with the Hawaiian acquisition.

Food and beverage service

Food and beverage service in the first nine months of 2024 increased by $18 million, or 10%, of which $4 million was attributable to Hawaiian. The remaining $14 million increase was driven by a combination of 4% growth in revenue passengers, additional onboard offerings, and higher costs for food, food service supplies, and transportation.

We expect food and beverage service costs to increase for the remainder of 2024 as compared to 2023 due to the same factors described above.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $17 million, or 10%, in the first nine months of 2024. The increase was driven by incremental departures and block hours operated by SkyWest.

We expect third-party regional carrier expense to increase for the remainder of 2024 as compared to 2023 due to the same factors described above.

Other expense

Other expense in the first nine months of 2024 increased $49 million, or 9%, of which $6 million was attributable to Hawaiian. The remaining $43 million increase was primarily driven by crew hotel costs, passenger remuneration due to the B737-9 grounding, software costs, and other miscellaneous services.

Special items - operating

In the first nine months of 2024, we recorded $254 million of operating special items, compared to $406 million in the same period in 2023. Refer to Note 12 to the consolidated financial statements for details.

Additional Segment Information

Refer to Note 11 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items, of $561 million in the first nine months of 2024, compared to a profit of $696 million in the same period in 2023. The $135 million decrease was driven by an increase in non-fuel operating expenses, including increased wage rates across multiple labor groups, higher variable incentive pay, and higher variable costs associated with overall network growth. This decrease was partially offset by a lower economic fuel cost per gallon and an improvement in operating revenue, driven by increased departures.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items, of $14 million in the first nine months of 2024, representing its operations as a part of Air Group for the period September 18, 2024 through September 30, 2024.

Regional

Regional reported a pretax profit, excluding special items, of $124 million in the first nine months of 2024, compared to a profit of $48 million in the same period in 2023. The $76 million improvement was driven by higher passenger revenue consistent with the increase in traffic, partially offset by higher operating expenses driven by increased capacity.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had cash and marketable securities of $2.5 billion. We also have 93 unencumbered aircraft, which can be financed if necessary, and an $850 million bank line-of-credit facility with no outstanding borrowings. We expect our current cash and marketable securities balance, combined with our available sources of liquidity, are sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

Subsequent to quarter end, the Company raised $2 billion in debt collateralized by Alaska's Mileage Plan program. Approximately $1.4 billion was used to repay higher-yielding debt acquired with Hawaiian. The Company also executed $375 million in interest rate swaps to hedge against a portion of the new debt with a variable interest rate. With the impact of this financing activity, Air Group is expected to save approximately $30 million in annualized interest costs, and its effective weighted-average interest rate for the debt portfolio is 5.1%.

Operating cash flows

Cash provided by ticket sales and from our co-branded credit card agreement are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, aircraft fuel, payments to suppliers for goods and services, payments to lessors and airport authorities for leased aircraft, rents, and landing fees, and interest expense for our debt obligations. Operating cash flow also includes payments to, or refunds from, federal, state, and local taxing authorities.

For the first nine months of 2024, cash provided by operating activities was $1.2 billion, compared to cash provided by operating activities of $1.1 billion in 2023. The $87 million increase in our operating cash flows was primarily due to a combination of changes in various working capital account balances.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment is the primary use of investing cash flow. We continue to plan to incur approximately $1.2 to $1.3 billion in capital expenditures for 2024. This amount assumes we pay for 18 B737 aircraft this year, subject to Boeing delivery ability.We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $436 million during the first nine months of 2024, compared to cash used in investing activities of $810 million in 2023. The change was due to a combination of factors. In the first quarter, the Company received $162 million in compensation from Boeing related to the B737-9 grounding. In the third quarter, the Company paid $659 million to acquire Hawaiian Airlines, net of Hawaiian's cash balances. Total property and equipment expenditures decreased $139 million primarily driven by four fewer deliveries of Alaska-owned B737 aircraft in 2024 compared to 2023. Net sales of marketable securities increased $438 million, driven by the liquidation of Hawaiian's investment portfolio following completion of the acquisition. The Company also received $198 million for the sale of certain Alaska and Horizon-owned aircraft and equipment during 2024.

Financing cash flows

Cash provided by new financing arrangements is the primary source of our financing cash flow. Our primary uses of financing cash flow are payments of our debt service and finance lease obligations, as well as share repurchases. Refer to Note 5 to the condensed consolidated financial statements for a detailed discussion of our debt balances, including a schedule outlining the time period of future payments.

Cash provided by financing activities was $7 million during the first nine months of 2024, compared to cash provided by financing activities of $12 million in 2023. Additional proceeds from new financing were offset by an increase in debt payments, including $19 million in payments of Hawaiian debt between September 18, 2024 and September 30, 2024.

Indicators of financial condition and liquidity

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2024	December 31, 2023	Change
Cash and marketable securities(a)	$2,505	$1,791	41%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	31%	22%	9 pts
Long-term debt, net of current portion	4,159	2,182	91%
Shareholders’ equity	$4,479	$4,113	9%
(a)Excludes restricted cash balance of $27 million as of September 30, 2024.

Debt-to-capitalization, including operating and finance leases
(in millions)	September 30, 2024	December 31, 2023	Change
Long-term debt and finance leases, net of current portion(a)	$4,159	$2,182	91%
Capitalized operating leases	1,460	1,283	14%
Capitalized finance leases, current portion	8	64	(88)%
Adjusted debt, net of current portion of long-term debt	$5,627	$3,529	59%
Shareholders' equity	4,479	4,113	9%
Total invested capital	$10,106	$7,642	32%

Debt-to-capitalization, including operating and finance leases	56%	46%	10 pts
(a)As of September 30, 2024, $49 million of capitalized finance leases were recognized within the 'Long-term debt and finance leases, net of current portion' line of the condensed consolidated balance sheets.

Adjusted net debt to earnings before interest, taxes, depreciation, amortization, special items, and rent
(in millions)	September 30, 2024	December 31, 2023
Current portion of long-term debt and finance leases	$523	$353
Current portion of operating lease liabilities	211	158
Long-term debt and finance leases, net of current portion	4,159	2,182
Long-term operating lease liabilities, net of current portion	1,249	1,125
Total adjusted debt	6,142	3,818
Less: Cash, restricted cash, and marketable securities	2,532	1,791
Adjusted net debt	$3,610	$2,027

(in millions)	Twelve Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
GAAP Operating Income(a)	$529	$394
Adjusted for:
Special items - operating	291	443
Mark-to-market fuel hedge adjustments	(10)	(2)
Depreciation and amortization	514	451
Aircraft rent	189	208
EBITDAR	$1,513	$1,494
Adjusted net debt to EBITDAR	2.4x	1.4x
(a)Operating Income can be reconciled using the trailing twelve month operating income as filed quarterly with the SEC.

Material cash commitments

The Company has various contractual obligations that require material future cash commitments. These obligations include the purchase of aircraft and other flight equipment, payments for our CPA with SkyWest, debt service payments, lease payments for aircraft and other property and equipment, costs for aircraft and engine maintenance, sponsorship and license agreements, and other miscellaneous agreements for services associated with operating and marketing our airlines. The Company also anticipates it may have material cash outlays related to its sustainability-focused efforts to reach net-zero carbon emissions by 2040. Currently, Alaska and Hawaiian have agreements to purchase SAF to be delivered in the coming years. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF.

We expect to satisfy these obligations using cash flows from our operations, our available sources of liquidity, and future financing arrangements. Refer to Note 5 and Note 7 to the condensed consolidated financial statements for additional discussion of these commitments.

As of September 30, 2024, Alaska had firm orders to purchase 69 B737 aircraft with deliveries between 2024 and 2027. Alaska also had rights for 105 additional B737 aircraft through 2030. Hawaiian had firm orders to purchase ten B787-9 aircraft with deliveries between 2025 and 2027. Horizon had firm orders to purchase six E175 aircraft with deliveries between 2025 and 2026. Horizon also had options to acquire two E175 aircraft in 2026, one of which expired subsequent to quarter end. Options will be exercised only if we believe return on invested capital targets can be met over the long term.

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery dates. For Alaska, this includes certain B737-8 and B737-9 aircraft contracted for delivery in 2024 that have been moved to 2025, as well as certain B737-10 aircraft contracted for delivery in 2025 that have been moved to 2026, pending certification of the aircraft type. For Hawaiian, this includes certain B787-9 aircraft contracted for delivery in 2024 and 2025 that have been moved into 2025 and 2026, respectively. These expected movements are reflected in the tables below. In addition, between September 2024 and November 2024, Boeing was impacted by an employee strike, which temporarily halted production of B737 aircraft. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery dates.

The following table summarizes our fleet plan based on contractual terms, with adjustments to reflect delivery delays as communicated by Boeing:

	Actual Fleet	Anticipated Fleet Activity
Aircraft	September 30, 2024	2024 Changes	Dec 31, 2024	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026
Alaska Airlines Fleet:
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	2	—	2	—	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900	10	(4)	6	(6)	—	—	—
B737-900ER	79	—	79	—	79	—	79
B737-8	5	—	5	15	20	—	20
B737-9	72	6	78	2	80	—	80
B737-10	—	—	—	—	—	21	21
Total Alaska Airlines Fleet	241	2	243	11	254	21	275
Hawaiian Airlines Fleet:
A330-300 Freighters(a)	4	3	7	3	10	—	10
A330-200	24	—	24	—	24	—	24
A321neo	18	—	18	—	18	—	18
B717-200	19	—	19	—	19	—	19
B787-9	2	—	2	3	5	5	10
Total Hawaiian Airlines Fleet	67	3	70	6	76	5	81
Regional Fleet:
E175 operated by Horizon	44	—	44	3	47	3	50
E175 operated by third party	42	—	42	1	43	—	43
Total Regional Fleet	86	—	86	4	90	3	93
Total Air Group Fleet	394	5	399	21	420	29	449
(a) A330-300 freighter aircraft to be utilized under the ATSA with Amazon. The ATSA provides for the operation of ten aircraft with customer options to expand the fleet.

CRITICAL ACCOUNTING ESTIMATES

Management has historically identified Alaska's loyalty program as a critical accounting estimate. There were no material changes to this estimate during the three and nine months ended September 30, 2024. For additional discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.

Business combination accounting

To record the value of assets acquired and liabilities assumed as a result of our acquisition of Hawaiian on September 18, 2024, we have performed a purchase price allocation utilizing the best information available to management. The purchase price allocation is provisional and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed with any adjustments to the purchase price allocation to be made as soon as practicable but no later than September 18, 2025. Our business combination accounting requires management to make assumptions and apply judgment, particularly for those assets acquired and liabilities assumed that may not be easily determined by reference to market data. The fair values of the assets and liabilities were determined using a market basis, relief from royalty, or multi-period excess earnings approach. Key assumptions include, but are not limited to, estimating future cash flows, selecting discount rates, and valuation methodologies. These estimates and assumptions are highly subjective and our ability to realize the future cash flows used in our fair value calculations may be affected by changes in economic condition, our economic performance or business strategies.

GLOSSARY OF TERMS

Adjusted net debt - long-term debt, including current portion, plus capitalized operating and finance leases, less cash, restricted cash, and marketable securities

Adjusted net debt to EBITDAR - represents net adjusted debt divided by EBITDAR (trailing twelve months earnings before interest, taxes, depreciation, amortization, special items and rent)

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

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

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, excluding operations under the Air Transportation Service Agreement (ATSA) with Amazon, net of the impact of our fuel-hedging program

Freighter Costs - operating expenses directly attributable to the operation of Alaska's B737 freighter aircraft and Hawaiian's A330-300 freighter aircraft exclusively performing cargo missions

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

PRASM - passenger revenue per ASM, or "passenger unit revenue"

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, loyalty program and other ancillary revenue; represents the average total revenue for flying one seat one mile

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

In the quarter ended September 30, 2024, the Company acquired Hawaiian Holdings, Inc. (see Note 2). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management intends to exclude Hawaiian from its annual evaluation of internal control over financial reporting as of December 31, 2024. We are implementing internal controls over significant processes specific to the acquisition that we believe are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the merger and merger-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired Hawaiian operations into our overall internal controls over financial reporting.

In the quarter ended September 30, 2024, the Company implemented a new loyalty record keeping system for Alaska's Mileage Plan program, and updated the relevant control structure.

Except as noted above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•adverse weather conditions and natural disasters;

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

•disruption, failure, or inadequacy of systems or infrastructure under the control of third parties, including government entities; and

•other changes in business conditions.

Due to the concentration of our flights in the Pacific Northwest, Alaska, and Hawai'i, we believe a large portion of our operation is more susceptible to adverse weather conditions and natural disasters than other carriers with networks that cover a larger geographic area. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition, and results of operations.

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

The U.S. airline industry is characterized by substantial competition. Airlines compete for market share through pricing, capacity (supply), route systems and markets served, merchandising, and products and services offered to guests. We have significant capacity overlap with competitors, particularly in our key West Coast and Hawaiian markets. This dynamic may be exacerbated by competition among airlines to attract passengers during periods of economic recovery. The resulting increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition, or liquidity if we are unable to attract and retain guests.

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

We continue to face strong competition, mainly from other U.S. carriers. In many instances, our competitors have been able to grow and increase their competitive influence by merging with other airlines, as Alaska did with Virgin America in 2016 and Hawaiian Holdings, Inc. in 2024. Some competitors have also benefited from the ability to reduce their cost structures through the U.S. bankruptcy process and restructuring laws. Competitors have also improved their competitive positions by entering marketing alliances and/or joint ventures with other airlines. Certain airline joint ventures promote competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits that can be extended to consumers, achieving many of the benefits of consolidation.

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

Our strategy involves a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our stations in Seattle, Portland, and the Bay Area. In 2023, passengers to and from these locations accounted for 82% of our total guests. In addition to these markets, the acquisition of Hawaiian Holdings, Inc. in 2024 significantly increases the concentration of our operation in Hawai'i, with Honolulu now representing Air Group's second largest hub.

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

Alaska is dependent on Boeing as its sole supplier for mainline aircraft and many aircraft parts. Horizon is dependent on Embraer. Each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. Hawaiian is similarly dependent on a limited number of suppliers for its aircraft, aircraft engines, and many aircraft parts. As a result, we are vulnerable to issues associated with the supply of those aircraft and parts including design or manufacturing defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public about safety that would result in customer avoidance or actions by the FAA. Should we be unable to resolve known issues with certain aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, if effects of ongoing supply chain constraints cause our limited vendors to have performance problems, reduced or ceased operations, bankruptcies, workforce shortages, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.

Should these suppliers be unable to manufacture, obtain certification for, and deliver new aircraft, we may not be able to grow our airlines' fleet at intended rates, which could impact our financial position. Boeing has significant production constraints for the B737 and B787 aircraft, as well as regulatory delays for certain B737 aircraft. Recently, Boeing was impacted by an employee strike which temporarily halted production of B737 aircraft. These challenges have impacted and will continue to impact the timing of deliveries. If we are unable to receive aircraft in a timely manner, our growth plans could be negatively impacted. Given Alaska's size relative to its competitors, these challenges may have a disproportionate impact on Alaska. Additionally, further consolidation among aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in production instability in the locations in which the aircraft and its parts are manufactured or an inability to operate our aircraft.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including an expanded relationship with American and other oneworld carriers. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our loyalty program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenue or the attractiveness of our Mileage Plan program, which we believe is a source of competitive advantage. Additionally, we rely on partners to provide available space for credit redemption on their aircraft. Should partners not make available enough inventory within their cabins for our members, the attractiveness of our program may be decreased.

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

We carry, and will continue to carry for the foreseeable future, a substantial amount of debt and aircraft lease commitments. Although we aim to keep our leverage low, due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenue could result in a disproportionately greater decrease in earnings. Similarly, a material increase in market interest rates could mean future borrowings are more costly for the Company.

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

Upon closing of the acquisition of Hawaiian Airlines, we acquired Hawaiian’s outstanding indebtedness and became subject to the operating restrictions under the debt instruments governing such indebtedness. Hawaiian Airlines has significant debt and lease obligations related to existing purchased and leased aircraft. The Company is evaluating possible options to satisfy these debt obligations, however they may present challenges consistent with those described above.

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

The application of the acquisition method of accounting resulted in us recording goodwill and identifiable intangible assets, which could result in significant future impairment charges and negatively affect our financial results.

In accordance with acquisition accounting rules, we recorded goodwill and identifiable intangible assets associated with the acquisitions of Virgin America and Hawaiian Holdings, Inc. on our consolidated balance sheet. Goodwill was recorded to the extent the acquisition purchase prices exceeded the net fair value of tangible and identifiable intangible assets and liabilities as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually. We could record impairment charges in our results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows, uncertain economic environment and other uncertainties. We can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially affect our financial results.

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

Our success is also dependent on cultivating and maintaining a unified culture with cohesive values and goals. Much of our continued success is tied to our guest loyalty. Failure to maintain and grow the Air Group culture could strain our ability to maintain relationships with guests, suppliers, employees and other constituencies. As part of this process, we may continue to incur substantial costs for employee programs.

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

As part of our core business, we are required to collect, process, store and share personal and financial information from our guests and employees. Under current or future privacy legislation, we are subject to significant legal risk should we not appropriately protect that data. Our presence in international locations and our membership in the oneworld alliance exposes us to incremental global regulation and therefore risk. In addition, we continue to expand our reliance on third-party software providers and data processors, including cloud providers. Unauthorized access of personal and financial data via fraud or other means of deception could result in data loss, theft, modification, or unauthorized disclosure. To the extent that either we or third parties with whom we share information experience a data breach, fail to appropriately safeguard personal data, or are found to be out of compliance with applicable laws, and regulations, we could be subject to additional litigation, regulatory risks and reputational harm. Further, as regulation of the collection and storage of personal and financial information continues to evolve and increase, we may incur significant costs to bring our systems and processes into compliance.

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

ACQUISITION AND INTEGRATION OF HAWAIIAN HOLDINGS, INC.

We may be unable to integrate Hawaiian’s business with ours successfully and realize the anticipated benefits of the acquisition, which could negatively impact our stock price and our future business and financial results.

We must devote significant management attention and resources to integrating the business practices and operations of Hawaiian Airlines. Potential difficulties we may encounter as part of the integration process include the following:

•the inability to successfully combine the Hawaiian Airlines business with that of Alaska's in a manner that permits us to achieve anticipated net synergies and other anticipated benefits of the acquisition;

•successfully managing relationships with our combined customer base and retaining Hawaiian’s customers;

•integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets of the two companies in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•managing Alaska Airlines and Hawaiian Airlines as two distinct brands, a strategy that has not been implemented in the U.S. commercial airline industry;

•managing Hawaiian's international network successfully, which comprises multiple countries in which Air Group did not have prior experience;

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

The need to integrate Hawaiian’s workforce into joint collective bargaining agreements with Alaska's workforce presents the potential for delay in achieving expected synergies and other benefits or labor disputes that could adversely affect our operations and costs.

The successful integration of Hawaiian Airlines and achievement of the anticipated benefits of the acquisition depend significantly on integrating Hawaiian Airlines’ employees into Alaska and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration or labor disputes that could adversely affect our operations and costs. The process for integrating labor groups in an airline merger is governed by a combination of the Railway Labor Act, the McCaskill-Bond Act, and where applicable, the existing provisions of our collective bargaining agreements (“CBAs”) and internal union policies.

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

Pending operational integration of Hawaiian Airlines with Alaska, it will be necessary to maintain a “fence” between Alaska and Hawaiian Airlines employee groups that are represented by unions. During this time, we will keep the employee groups separate, each applying the terms of its own existing employment agreements unless other terms have been negotiated. Achievement of expected synergies and other benefits will be delayed until the time that operational integration is obtained.

We are expected to incur substantial expenses related to the acquisition and the integration of Hawaiian Airlines’ business.

We are expected to incur substantial integration and transition expenses in connection with the acquisition of Hawaiian Airlines, including the necessary costs associated with integrating the operations of Alaska and Hawaiian Airlines. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including reservations, frequent flyer, ticketing/distribution, maintenance, and flight operations. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits we expect to achieve from the acquisition, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in us taking significant charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.

Our ability to use Hawaiian Airlines’s net operating loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited as a result of the previous ownership changes, this acquisition or taxable income if it does not reach sufficient levels.

As of the acquisition closing date, Hawaiian Airlines had federal net operating loss carryforwards (“NOLs”) of approximately $819 million available to offset future taxable income, that have indefinite carryover, but are limited to 80% utilization, and state NOLs of approximately $1.0 billion. The majority of the state NOLs relate to the state of Hawai’i, most of which have indefinite carryover, but are limited to 80% utilization. Certain state NOLs will expire, if unused, beginning in 2024.

Hawaiian Airlines has experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code imposes an annual limitation on the amount of pre-ownership change NOLs of the corporation that experiences ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. Our use of NOLs generated after the date of an ownership change would not be limited unless we were to experience a subsequent ownership change.

Our ability to use the NOLs will also depend on the amount of taxable income generated in future periods. Certain state NOLs may expire before we can generate sufficient taxable income to utilize the NOLs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2024 - July 31, 2024	330,805	$38.56
August 1, 2024 - August 31, 2024	36,900	35.67
Total	367,705	$38.27	$248

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

As of September 30, 2024, a total of 1,882,517 shares of the Company’s common stock have been issued to Treasury in connection with the Payroll Support Program. Each warrant is exercisable at a strike price of $31.61 (928,126 shares related to PSP1), $52.25 (305,499 shares related to PSP2), and $66.39 (221,812 shares related to PSP3) per share of common stock. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020 at a strike price of $31.61. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. Such warrants were issued to Treasury in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The warrants were sold at auction in the second quarter of 2024 to a third party investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
10.1#†	Alaska Air Group Guarantee of Enhanced Equipment Trust Certificate, dated September 18, 2024	10-Q
10.2#†
Amended and Restated Credit and Guaranty Agreement, dated September 20, 2024, among Alaska Airlines, Inc., as borrower, Alaska Air Group, Inc. and others guarantors, as guarantors, and Citibank, N.A., as administrative agent, and other lenders
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

November 7, 2024