Form 10-K
period 2024-12-31
ALASKA AIR GROUP, INC.
filed 2025-02-14
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of January 31, 2025, shares of common stock outstanding totaled 123,078,168. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2024, was approximately $5.1 billion (based on the closing price of $40.40 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company's 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

As used in this Form 10-K, the terms “Air Group”, the “Company”, “our”, “we”, and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Hawaiian Holdings, Inc., and Horizon Air Industries, Inc. are referred to as “Alaska”, “Hawaiian”, and “Horizon” and together as “our airlines”.

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. Other than as required by law, we expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of risks and uncertainties that may cause our forward-looking statements to differ materially, see Item 1A. "Risk Factors” within this document. Some of these risks include competition; labor costs, relations, and availability; general economic conditions; increases in operating costs, including fuel; uncertainties regarding the ability to successfully integrate the operations of the recently completed acquisition of Hawaiian Holdings, Inc., and the ability to realize anticipated cost savings, synergies, or growth from the acquisition; inability to meet cost reduction and other strategic goals; seasonal fluctuations in demand and financial results; supply chain risks; events that negatively impact aviation safety and security; and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those Risk Factors as you read this report.

Table of Contents
PART I

ITEM 1. BUSINESS

Alaska Air Group is a Delaware corporation incorporated in 1985 that operates three airlines, Alaska Airlines, Hawaiian Airlines, and Horizon Air. Alaska Airlines was organized in 1932 and incorporated in 1937 in the state of Alaska. Hawaiian Airlines was originally incorporated in 1929 in the Territory of Hawai'i, and has been a Delaware corporation and wholly-owned subsidiary of Hawaiian Holdings, Inc. since 2005. Horizon Air is a Washington corporation that was incorporated and began service in 1981, and was acquired by Air Group in 1986. Air Group acquired Virgin America in 2016, then legally merged the entity with Alaska in 2018, at which time the airlines' operating certificates were also combined. The Company also includes McGee Air Services, an aviation services provider that was established as a wholly-owned subsidiary of Alaska in 2016, and other subsidiaries.

Alaska, Hawaiian, and Horizon operate as separate airlines. Alaska also purchases third-party capacity for regional flying under a capacity purchase agreement (CPA). A summary of each airline's operations is presented below:

•Alaska - includes scheduled air transportation on Alaska's Boeing 737 (B737) aircraft for passengers and cargo from the western United States (U.S.) throughout North America, Mexico, Costa Rica, Belize, the Bahamas, and Guatemala.
•Hawaiian - includes scheduled air transportation on Hawaiian's Boeing 787-9 (B787-9), Boeing 717-200 (B717-200), Airbus A330-200 (A330-200), Airbus A321neo, and Airbus A330-300F (A330-300F) aircraft for passengers and cargo between the Hawaiian Islands (the Neighbor Island routes), as well as between Hawai'i and the continental U.S., parts of Asia, the South Pacific, Australia, and New Zealand.
•Horizon - includes scheduled air transportation on Horizon's Embraer 175 (E175) aircraft for passengers throughout the western region of North America. All capacity is sold to Alaska under a CPA.

Our Company is the fifth largest provider of air transportation in the United States, offering unparalleled guest service, connectivity, and schedules from our hub markets along the West Coast and in Hawai'i. With our regional partners, we fly to more than 140 destinations throughout North America, Central America, Asia, and across the Pacific. Alaska is a member of the oneworld® alliance. With oneworld and other global partners, Alaska's guests have access to more than 900 destinations in 170 territories. We have operated in a highly competitive and often challenging industry for more than 90 years. Our airlines' top priority is ensuring the safety of our guests and employees, an area we continually invest in. Our success over many decades is attributable to the prioritization of safety as our number one value, as well as our people, business model, and commitment to sustainable growth over the long-term.

In 2024, Alaska Air Group acquired Hawaiian Holdings, Inc. Work to integrate the two companies has begun in earnest, and we anticipate reaching a single operating certificate, combining our loyalty programs, moving to a single passenger service system, and pursuing joint collective bargaining agreements for union-represented employees over the next few years.

AIR GROUP

Our airlines operate different aircraft, which serve different missions, described in more detail below. The majority of our revenue is generated by transporting passengers. We deploy aircraft in ways that we believe will best optimize our consolidated revenue and profitability.

The percentage of consolidated revenue by category is presented below:

	2024	2023	2022
Passenger revenue	91%	91%	91%
Loyalty program other revenue	6%	6%	6%
Cargo and other revenue	3%	3%	3%
Total	100%	100%	100%

The percentage of consolidated passenger capacity by principal geographic region (as defined by the U.S. Department of Transportation) is presented below:

	2024	2023	2022
Domestic	91%	94%	94%
Latin America	7%	6%	6%
Pacific	2%	—%	—%
Total	100%	100%	100%

ALASKA AIRLINES

Alaska Airlines offers passenger service on B737 aircraft from the western U.S. throughout North America, Mexico, Costa Rica, Belize, the Bahamas, and Guatemala. Alaska's largest concentrations of departures are from our hubs in Anchorage, Seattle, Portland, San Francisco, Los Angeles, and San Diego. Alaska carried 36 million revenue passengers in 2024, up from 35 million in 2023.

The percentage of Alaska passenger capacity by region and average stage length is presented below:

	2024	2023	2022
West Coast(a)	21%	21%	22%
Transcon/midcon	46%	47%	46%
Hawaii	14%	14%	14%
Alaska	11%	11%	11%
Latin America	8%	7%	7%
Total	100%	100%	100%
Average Stage Length (miles)	1,395	1,387	1,347
(a) Category represents flying within West Coast markets. Departures from West Coast markets to other regions are captured in other categories.

The percentage of Alaska passenger capacity by principal geographic region (as defined by the U.S. Department of Transportation) is presented below:

	2024	2023	2022
Domestic	92%	93%	93%
Latin America	8%	7%	7%
Total	100%	100%	100%

HAWAIIAN AIRLINES

Hawaiian Airlines offers passenger service on B787-9, A330-200, A321neo, and B717 aircraft between the Hawaiian Islands, as well as between Hawai'i and the continental U.S., parts of Asia, the South Pacific, Australia, and New Zealand. Hawaiian's largest concentration of departures is from Honolulu. Hawaiian carried 3 million revenue passengers in the post-acquisition period from September 18, 2024 through December 31, 2024, and 11 million in the full year of 2024.

The percentage of Hawaiian passenger capacity by principal geographic region (as defined by the U.S. Department of Transportation) and average stage length is presented below. Capacity flown by Hawaiian for the post-acquisition period of 2024 is shown below, with capacity for the full year of 2024, 2023, and 2022 included for comparative purposes.

	Post-Acquisition 2024(a)	Full Year 2024(b)	2023	2022
Domestic	76%	75%	75%	85%
Pacific	24%	25%	25%	15%
Total	100%	100%	100%	100%
Average Stage Length (miles)	1,114	1,087	1,008	1,044
(a) Represents Hawaiian's capacity covering the post-acquisition period from September 18, 2024 through December 31, 2024.
(b) Represents Hawaiian's capacity in the full year 2024, including the period prior to acquisition by Air Group on September 18, 2024.

REGIONAL

Regional operations include passenger service on E175 aircraft operated by Horizon and SkyWest under CPAs with Alaska, primarily in the states of Washington, Oregon, California, Alaska, and Idaho. Regional operations carried approximately 10 million revenue passengers in 2024, up from 9 million in 2023. Horizon is the largest regional airline in the Pacific Northwest and carried approximately 52% of Air Group's Regional passengers.

The percentage of Regional passenger capacity by region and average stage length is presented below:

	2024	2023	2022
West Coast	78%	76%	75%
Pacific Northwest	8%	10%	8%
Canada	2%	2%	2%
Alaska	6%	5%	3%
Transcon/midcon	5%	7%	12%
Mexico	1%	—%	—%
Total	100%	100%	100%
Average Stage Length (miles)	475	470	488

CARGO AND OTHER REVENUE

The Company provides freight and mail services (cargo) using both freighter aircraft and the bellies of its passenger aircraft. The acquisition of Hawaiian in 2024 expanded Air Group's cargo service and the combined network is expected to improve schedule quality and profitability moving forward.

Alaska has five dedicated cargo aircraft that operate primarily to and within the state of Alaska. The majority of Alaska's cargo services is provided to commercial businesses and the United States Postal Service. Cargo service performance obligations are met and revenue is recognized when the shipment arrives at its final destination, or is transferred to a third-party carrier for delivery. Hawaiian provides cargo services as part of its Air Transportation Services Agreement (ATSA) with Amazon.com, Inc. (Amazon). Under the ATSA, Hawaiian supplies flight crews, performs maintenance and certain administrative functions, and procures aircraft insurance. Additionally, Hawaiian receives a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated, and is reimbursed for certain operating expenses, including fuel, certain maintenance, and insurance premiums. The ATSA provides for Hawaiian to operate up to ten A330-300F aircraft. As of December 31, 2024, Hawaiian has taken delivery of and is operating six A330-300F aircraft.

The Company also earns other revenue for lounge memberships, hotel and car commissions, travel insurance, and certain other immaterial items not intrinsically tied to providing air travel to passengers. Revenue is recognized when these services are rendered and recorded as Cargo and other revenue.

LOYALTY PROGRAMS

Alaska and Hawaiian maintain separate loyalty programs, each offering members a comprehensive suite of benefits. Air Group anticipates combining the two programs into an integrated program in 2025. Prior to combination of the programs, Air Group implemented the ability to transfer points between the two programs at a 1:1 ratio for no charge. Additionally, elite members in either program can have their status matched in the other. Alaska members are also eligible to redeem miles for travel on Hawaiian. A description of each airline's program as of December 31, 2024 is included below.

In 2024, Air Group loyalty program members redeemed miles and companion certificates for over seven million award tickets on our airlines and partner airlines, inclusive of Hawaiian loyalty program redemptions for the post-acquisition period from September 18, 2024 through December 31, 2024. Loyalty program revenue, including that in the Passenger revenue line item in the consolidated statements of operations, represented approximately 16% of Air Group's total revenue in 2024.

Alaska Airlines

Alaska Airlines Mileage Plan™ members can earn miles by flying on Alaska. Miles are awarded based on distance, not spend, which serves as a competitive advantage over other airlines' programs, as miles accumulate faster. Miles can also be earned by flying with one of Alaska's partner airlines, by using Alaska's co-branded credit card, or through other non-airline partners. Miles awarded do not expire and can accumulate until such time a member chooses to redeem. Members can redeem miles earned for flights on Alaska and partner airlines, hotel stays and vacation rentals, and car rentals.

For loyalty program members, the program offers multiple tiers of MVP status, including MVP Gold, MVP Gold 75K, and MVP Gold 100K, which can be achieved annually by earning qualifying miles. For those achieving MVP tier status, the program offers benefits, including bonus miles on flown segments, complimentary upgrades, free checked bags, and priority boarding. Members qualifying for higher tiers are offered incremental benefits. As a member of oneworld, Mileage Plan members with tier status are provided reciprocal status and benefits when flying on other oneworld members.

Alaska has an agreement with Bank of America N.A which offers Mileage Plan members in the U.S. the Alaska Airlines Visa Signature card (Alaska's co-branded credit card). Cardholders receive miles for spend on the card, as well as an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to seven people traveling on the same itinerary. Alaska's co-branded credit card agreement provides the Company a material cash remuneration, and is an important source of value for Mileage Plan members.

Alaska Airlines also offers a complimentary loyalty program within Mileage Plan for residents of the state of Alaska. Club 49™ offers members two free checked bags, last-minute travel discounts, exclusive weekly fare sales, and discounts on cargo shipments to, from or within the state of Alaska.

Hawaiian Airlines

HawaiianMiles™ awards miles based on distance, providing generous earning potential on longer haul routes between the U.S. mainland and international cities and Hawai'i. Miles are also earned by flying with one of Hawaiian's partner airlines, by using Hawaiian's co-branded credit card, or through other non-airline partners. Miles awarded do not expire and can accumulate until such time a member chooses to redeem. Members can redeem miles earned for flights on Hawaiian or partner airlines, hotel stays, or for other non-airline partner benefits.

Pualani Gold and Platinum status levels recognize the airline's most loyal members with additional benefits, including priority airport experiences, Premier Club access, seat upgrades, and enhanced baggage allowances. Status can be achieved annually by earning qualifying miles or flying a certain number of segments.

Hawaiian's agreements with Barclays, Bank of Hawaii, and Mastercard are drivers of program engagement and revenue. The HawaiianMiles program utilizes the Barclays' World Elite Mastercard and the Bank of Hawaii VISA debit card. These products allow members to accumulate more miles between their trips on Hawaiian, provide material cash remuneration, and are critical engagement tools for the airline.

Hawaiian Airlines also offers a complimentary loyalty program within HawaiianMiles for residents of the state of Hawai'i. Huaka'i by Hawaiian offers kama‘āina (Hawai'i residents) members a free checked bag, discounts on Neighbor Island travel, and monthly network-wide discounts.

AGREEMENTS WITH OTHER AIRLINES

Alaska and Hawaiian have various types of marketing agreements with other airlines. These agreements fall into three categories: loyalty program, codeshare, and interline.

•Loyalty program agreements enable our members to accrue miles and/or redeem them for flights on partner airlines.

•Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that serves passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block-space arrangement, a fixed amount of seats are sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for mileage accrual and redemption.

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

These agreements help increase our traffic and revenue by providing a more diverse network and schedule options to our guests.

Alaska is a member of the oneworld alliance. Alaska's elite Mileage Plan members receive tier status matching across other member airlines. Depending on tier status, guests can enjoy a variety of privileges, including access to more than 600 international first and business class lounges, fast track through security, priority baggage benefits, priority check-in desks, upgrades, and priority boarding.

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

•giving us access to more connecting traffic from other airlines; and

•providing members of our partners’ loyalty programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 5% of our total operating revenue for each of the years ended December 31, 2024, 2023, and 2022.

Alaska's marketing agreements with other airlines are as follows:

Codeshare
Airline	Mileage Plan Loyalty Program Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Aer Lingus	Yes	No	No
Air Tahiti Nui	Yes	Yes	Yes
Aleutian Airways(b)	Yes	No	No
American Airlines	Yes	Yes	Yes
Bahamasair(b)	Yes	No	No
British Airways	Yes	Yes	Yes
Cape Air(b)	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	Yes	Yes
Contour Airlines(b)	Yes	No	No
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	Yes	Yes
Hainan Airlines	Yes	No	No
Iberia	Yes	Yes	Yes
Icelandair	Yes	Yes	Yes
Japan Airlines	Yes	Yes	Yes
Kenmore Air(b)	Yes	No	No
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Malaysia Airlines	Yes	No	No
Mokulele Airlines(b)	Yes	No	No
Oman Air	Yes	No	No
Porter Airlines	Yes	No	No
Qantas Airways	Yes	Yes	Yes
Qatar Airways	Yes	Yes	Yes
Royal Air Maroc	Yes	No	No
Royal Jordanian	Yes	No	No
Singapore Airlines	Yes	No	Yes
Southern Airways Express(b)	Yes	No	No
SriLankan Airlines	Yes	No	No
STARLUX Airlines	Yes	No	No
(a) These airlines do not have their own loyalty program. However, Alaska's Mileage Plan members can earn and redeem miles on these airlines' route systems.
(b) These airline partnerships are limited to earning miles. Alaska's Mileage Plan members can earn miles when purchasing these airlines' flights on www.alaskaair.com.

Hawaiian's marketing agreements with other airlines are as follows:

Codeshare
Airline	HawaiianMiles Loyalty Program Agreement	Hawaiian Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Hawaiian
American Airlines	No	No	Yes
China Airlines	Yes	Yes	Yes
Delta Air Lines	No	No	Yes
Japan Airlines	Yes	Yes	Yes
JetBlue	Yes	Yes	Yes
Korean Air	Yes	Yes	Yes
Philippine Airlines	No	No	Yes
Turkish Airlines	No	No	Yes
United Airlines	No	No	Yes
Virgin Atlantic Airways	Yes	No	No
Virgin Australia	Yes	Yes	No

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

SAFETY

The safety and well-being of our employees and guests is the foundation of our work at Alaska Air Group. The Company's primary safety objective is to identify, monitor, and mitigate safety risks, which we do using our airlines’ Safety Management Systems (SMS). Our safety principles and safety initiatives are critical to empowering employees to pause the operation any time something appears to be unsafe. Safety goals and objectives are regularly reviewed and communicated to employees, and are continually measured to evaluate our progress. Alaska and Horizon employees are also rewarded for reporting safety concerns and meeting measurable safety targets as both our Performance Based Pay (PBP) and Operational Performance Rewards (OPR) programs include payouts for achievement to stated goals.

As of December 31, 2024, Alaska and Horizon operate under one SMS and Hawaiian operates under its own SMS. Air Group has started the process of integrating the two systems as it works towards combining Alaska and Hawaiian under a single operating certificate.

Air Group's Board of Directors has a Safety Committee that is responsible for oversight of safety-related risk and management's efforts to ensure the safety of all passengers and employees. The Committee receives regular updates from management throughout the year and provides feedback to create and maintain a strong safety culture.

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus the impact of our fuel hedge program, including the effect of mark-to-market adjustments to our portfolio as the value of that portfolio increases and decreases. In addition, management reviews economic fuel costs, which include the impact of settled fuel hedge positions but excludes mark-to-market adjustments. Management considers economic fuel costs to be the best estimate of the cash cost of fuel. The cost of aircraft fuel is volatile and outside of our control, and can have a significant and immediate impact on our operating results.

Fuel prices are impacted by changes in both the price of crude oil and refining costs, and can vary by geography. Alaska purchases its fuel primarily based on U.S. West Coast jet fuel prices, while Hawaiian purchases its fuel primarily based on Singapore jet fuel prices. The table below presents economic fuel cost per gallon for Alaska and Hawaiian.

	Post-Acquisition 2024	Full Year 2024(a)	2023	2022
Alaska	n/a	$2.74	$3.18	$3.40
Hawaiian	$2.43	$2.58	$2.89	$3.42
(a) For Hawaiian, represents costs in the full year 2024, including the period prior to acquisition by Air Group on September 18, 2024.
The cost composition of our aircraft fuel expense, inclusive of Hawaiian for the post-acquisition period from September 18, 2024 through December 31, 2024, is as follows:

	2024	2023	2022
Crude oil	67%	58%	64%
Refining margins	22%	33%	35%
Other(a)	11%	9%	1%
Total	100%	100%	100%

Aircraft fuel, including hedging gains and losses (in millions)	$2,506	$2,641	$2,668
Percentage of Total Operating Expenses	22%	26%	28%
Fuel gallons (000,000)	925	824	758
(a) Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains and losses, taxes, and other into-plane costs.

Alaska and Hawaiian each have a fuel hedge program, both of which use crude oil call options to limit exposure to material increases in fuel prices. The call options lessen the financial impact from spikes in crude oil prices, and when prices are below the call option strike prices, we only forfeit cash previously paid for hedge premiums. Alaska's program was suspended in 2023, and has open positions based in West Texas Intermediate (WTI) crude oil that will settle through the first quarter of 2025. Hawaiian's program was temporarily paused as of September 30, 2024, and has open positions based in Brent crude oil, that will settle through the third quarter of 2025.

Sustainable aviation fuel (SAF) is an important part of our long-term strategy to reduce emissions. In 2024, Alaska used limited quantities of SAF on flights departing from San Francisco International Airport and Los Angeles International Airport. SAF prices are generally higher than jet fuel prices as the SAF market is still developing. The demand for SAF within the aviation industry significantly exceeds the current available supply. We are evaluating options for obtaining the volume of SAF that we expect will be necessary to move us toward our long-term carbon-emission goals. These options include partnerships with alternative fuel companies and industry groups focused on ways to accelerate innovation in this area.

We believe that operating fuel-efficient aircraft and executing on operational best practices are the best strategies to mitigate high fuel prices. Maintaining a young, fuel-efficient fleet helps reduce our fuel consumption rate, as well as the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry can be intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Our airlines compete with other U.S. and foreign airlines on nearly all of our domestic and international routes. Our largest competitor is Delta Air Lines Inc. (Delta). Approximately 79% of our capacity to and from Seattle competes with Delta. In addition to Delta, Southwest Airlines and United Airlines are significant competitors in the state of Hawai'i and on the West Coast. Our Hawai'i, California, transcontinental, and international routes have a higher concentration of competitors when compared to our routes within the Pacific Northwest.

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

Domestic airline capacity is dominated by four large carriers, representing 78% of total seats. Given the large concentration of industry capacity, some carriers in our markets may discount their fares substantially to develop or increase market share. Fares that are substantially below our cost to operate can be harmful if sustained over a long period of time. We will defend our position in our core markets and, if necessary, adjust capacity to better match supply with demand. Our cost discipline and high productivity have historically enabled us to maintain competitive fares.

•Routes served, flight schedules, codesharing and interline agreements, and alliances

We compete with other airlines based on markets served and the frequency of service to those markets. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codeshare and interline agreements with other airlines. These agreements allow us to offer our guests access to more destinations than we can on our own and to gain exposure in markets we do not serve. The agreements also make it more convenient for guests to purchase flights to their final destinations through our airlines' distribution channels.

Alaska's membership in the oneworld alliance provides its guests increased global network utility, and positions the airline to capture an incremental share of global travelers and corporate accounts. Through oneworld, guests can travel to more than 900 destinations in 170 territories.

•Loyalty programs

We compete with other airlines for customer loyalty in order to build long-term relationships with our guests. Our Mileage Plan and HawaiianMiles programs offer some of the most valuable benefits in the industry, giving our members the ability to earn and redeem miles when flying with us or our partner carriers. Awarding miles for flights based on distance traveled serves as a competitive advantage when compared to other airlines that award miles based on fares, as customers can accumulate miles faster. The programs have multiple tiers of status that offer a variety of benefits including bonus miles, complimentary upgrades, free checked bags, and priority boarding. Our loyalty programs also offer exclusive benefits to residents in the states of Alaska and Hawai'i through our Club 49 and Huaka'i programs, which show our gratitude for major communities we serve. Members of our loyalty programs also have access to co-branded credit cards as an additional way to accumulate miles and take advantage of additional benefits. Additionally, Alaska's Mileage Plan gives guests the ability to enjoy privileges on other oneworld airlines by granting reciprocal status and benefits, which include upgrades, lounge access, and priority boarding.

•Product and customer service

We compete with other airlines in areas of customer service such as on-time performance and guest amenities - including first class and other premium seating, quality of on-board products, aircraft type and comfort. We have increased the number of premium seats on Alaska and Horizon aircraft, and intend to make significant investments in cabin retrofits and increased premium seat mix in coming years. The acquisition of Hawaiian introduced lie-flat seats to the Air Group fleet, providing guests the option for added comfort on long haul flights. The Company is also in the process of implementing improvements to our airport facilities that provide an enhanced guest experience, including lobby updates and lounge expansions.

Our employees are a critical element of our reputation. We have a highly engaged workforce that strives to provide genuine and caring service to our guests, both at the airport and onboard. We heavily emphasize our service standards with our employees through training and education programs, and monetary incentives related to operational performance and guest satisfaction.

Besides competing with other airlines, we compete with ground transportation in our short-haul markets. Our airlines also compete with technology, such as video conferencing and internet-based meeting tools. We expect that the advancement and increased utilization of these tools will eliminate the need for some business-related travel.

TICKET DISTRIBUTION

Our tickets are distributed through multiple channels:

•Direct to customer: Alaska sells direct at www.alaskaair.com and through the Alaska Airlines app. Hawaiian sells direct at www.hawaiianairlines.com and through the Hawaiian Airlines app. Selling direct is our most cost efficient sales channel. We also believe direct sales are preferable from a branding and customer relationship standpoint because we can establish ongoing communication with the guest and tailor offers accordingly. As a result, we prioritize efforts that drive more business to our websites. We also have reservation call centers where guests can book reservations.

As of December 31, 2024, Alaska and Hawaiian sell tickets through separate Passenger Service Systems (PSS). The airlines are expected to transition to a single PSS in 2026.

•Traditional and online travel agencies: Alaska and Hawaiian use travel agencies to sell to guests. Both traditional and online travel agencies typically use Global Distribution Systems to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to our airlines. Many large corporate customers require use of these agencies. Some of our competitors rely on this distribution channel to a lesser extent than we do, and, as a result, may have lower ticket distribution costs.

In 2024, 73% of our total sales were conducted direct to customer with the remaining 27% through traditional and online travel agencies.

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. In typical years, our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second and third quarters as a result of vacation travel. Some of the negative impacts of seasonality are offset by travel from the West Coast to leisure destinations and expansion to leisure and business destinations in the mid-continental and eastern U.S. Seasonality and operating fluctuations may have a significant impact on operating results in an interim or annual period, and are not necessarily indicative of future operating results.

In a typical year, in addition to passenger loads, factors that could cause our operating results to vary include:

•pricing initiatives by us or our competitors;

•      changes in fuel costs;

•increases in competition at our primary airports;

•general economic conditions, in both the U.S. and other countries, and resulting changes in both leisure and business passenger demand;

•increases or decreases in passenger and volume-driven variable costs; and

•air space and Air Traffic Control delays, particularly in Seattle and San Francisco.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, flight cancellations, and accommodating displaced passengers. In certain geographies such as the Pacific Northwest, Alaska and Hawai'i, we may be more susceptible to adverse weather conditions than some of our competitors who have different network exposures.

No material part of Alaska Air Group's or its subsidiaries' business is dependent upon a single customer, or upon a few high-volume customers.

ENVIRONMENTAL INITIATIVES

We have both short and long-term goals to reduce fuel consumption, with the long-term aim to reach net zero carbon emissions by 2040. Our roadmap for achieving this goal includes the following focus areas:

•Increasing operational efficiency: We take pride in consistently delivering top-of-industry operational performance. By having a consistent, top-of-industry operational performance, we are also able to optimize our fuel efficiency. Alaska and Horizon use Flyways AI, a technology which leverages artificial intelligence to enable more fuel-efficient flight paths. Other initiatives include reducing auxiliary power unit usage and connecting to ground power, taxiing with just one engine where conditions allow, and implementing a new engine wash program.

Reducing emissions from our ground service equipment through the acquisition and use of electrified and other lower-emissions equipment is another aspect of improving operational efficiency. Currently, not all airports have the necessary infrastructure in place to support charging and use of these units to enable their full operational reliability, and we are actively working with our airport partners to make these improvements.

•Renewing our fleet with more efficient airplanes: Alaska and Hawaiian have purchase commitments for B737 and B787-9 aircraft. Due to their designs, up-gauged capacity, and engines, the new aircraft are between 20% to 25% more efficient on a seat-by-seat basis than the aircraft they replace.

•Using SAF: Among available technologies, SAF has the greatest potential for enabling near-term progress towards our net zero emissions goal, as it can be used alongside traditional jet fuel as a drop-in fuel while producing up to 80% lower carbon emissions on a lifecycle basis. Currently, there are supply constraints in the SAF market, including scope, scale, and cost, which we are dependent on in order to expand our use of SAF at the quantities necessary to reach our net zero carbon emissions ambition. We are working with others in the aviation community, companies in the private sector, and governments at the federal and state levels towards advancing the scalability of SAF production and reducing its cost.

We currently offtake SAF from Neste at San Francisco International Airport and from Shell Aviation at Los Angeles International Airport. Alaska and Hawaiian have additional agreements to purchase SAF to be delivered in the coming years. Alaska's Fueled Up for the Future program enables collaboration with business travel customers to address their business travel emissions while supporting the development of the SAF market. In addition to corporate customers purchasing Scope 3 SAF credits to support the cost of these fuels, Alaska offers an opportunity within the booking path for individual guests to understand their travel-related emissions and to support SAF.

•Investing in new technologies: Our net zero ambitions require technologies not yet fully developed or available at the scale required to decarbonize our industry. In these areas, we are focused on doing our part to aid in their development and growth as well as galvanizing support from both public and private sectors through public policy and capital investment. To enable these technologies and accelerate our path to net zero carbon emissions, among other business needs, we established an investment arm in 2021, called Alaska Star Ventures (ASV). Through ASV, we have partnered with companies focused on new aircraft technologies. These include ZeroAvia, a company developing hydrogen-electric powertrain technology for regional aircraft, and JetZero, a company developing a blended wing body using existing engine technology while delivering up to 50% better fuel efficiency. ASV has also invested in Twelve, a power-to-liquid SAF provider utilizing recaptured carbon dioxide as feedstock to bring its E-Jet®, a low carbon jet fuel produced from recaptured carbon dioxide, water, and renewable energy, into commercial use.

•Harnessing credible carbon offset and carbon removal technologies: While our preference is for in-sector carbon reductions, the timeline for development and maturation of SAF markets and emerging aircraft technologies is difficult to predict, and we expect it is likely that both nature-based and engineered carbon removals will play some role in meeting our net zero ambition. We have partnered with industry experts to develop criteria for assessing credible, high-quality carbon offsets and carbon removal technologies. The Company does not have material investments in any carbon offsets or carbon removal technology. We will continue to evaluate various strategies, including these technologies, as we refine our plans to achieving net zero.

Since 2020, we have included a fuel efficiency metric in our Performance-Based Pay program for Alaska and Horizon employees, as we believe it is important to embed these critical targets into the incentives that align all of our employees.

CORPORATE RESPONSIBILITY GOVERNANCE

The Governance, Nominating, and Corporate Responsibility Committee of the Board of Directors regularly reviews performance on publicly reported fuel efficiency goals and climate-related issues. The Board has a dedicated Climate Working Group to oversee management’s climate strategy and path to net zero. This working group comprises three members from the board who bring deep expertise in energy, aviation, finance, and governance. The Audit Committee of the Board of Directors oversees Air Group's financial reporting process, including disclosures on corporate responsibility matters within the Company's financial statements. The Company's Executive Committee is responsible for overseeing the progress toward our climate goals and providing input on Air Group's climate strategy.

HUMAN CAPITAL

OUR PEOPLE

Our business is labor intensive. As of December 31, 2024, we employed 33,941 active employees (20,269 at Alaska, 7,362 at Hawaiian, 3,400 at Horizon, and 2,910 at McGee Air Services). Of those employees, 89% are full-time and 11% are part-time. Wages and benefits, including variable incentive pay, represented approximately 46% of our total non-fuel operating expenses in 2024 and 44% in 2023.

In 2024, we hired over 2,800 employees to support our growth and operations. Aligning our employees' goals with the Company's goals is critical in achieving success. During the year, Alaska and Horizon employees participated in the PBP and OPR programs, which reward employees across all work groups based on metrics related to profitability, safety, sustainability, guest satisfaction, completion rate, and on-time rate. Hawaiian employees also participate in a profit sharing and bonus program, which rewards employees based on metrics related to profitability, unit costs, guest satisfaction, employee sentiment, and operational performance. Alaska and Horizon employees earned $325 million under these incentive programs during the year.

COLLECTIVE BARGAINING

Most major airlines, including Alaska, Hawaiian, and Horizon, have employee groups that are covered by collective bargaining agreements (CBA). Airlines with unionized workforces generally have higher labor costs than carriers without unionized workforces. Those with unionized workforces may not have the ability to adjust labor costs downward quickly in response to new competition or slowing demand. At December 31, 2024, labor unions represented 85% of Alaska’s, 82% of Hawaiian's, 42% of Horizon’s, and 87% of McGee Air Services' employees.

Alaska and Hawaiian are working towards joint collective bargaining agreements (JCBA) for workgroups represented by the same unions. At December 31, 2024, Transition and Process Agreements are in place for certain workgroups, which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Our relations with U.S. labor organizations representing Alaska, Hawaiian, and Horizon employees are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help. Certain employees located outside the U.S. are also represented by unions or local representative groups.

Alaska’s union contracts at December 31, 2024 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)	Pilots	3,401	Amendable 3/2/2027
Association of Flight Attendants (AFA)(a)	Flight attendants	6,927	Amendable 12/17/2022
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	854	Amendable 9/27/2026
IAM	Clerical, office and passenger service	4,691	Amendable 9/27/2026
Aircraft Mechanics Fraternal Association (AMFA)	Technicians and related	1,060	Amendable 10/17/2028
Transport Workers Union of America (TWU)	Dispatchers	113	Amendable 3/24/2027
(a) In January 2025, Alaska reached a tentative agreement with its flight attendants, represented by the AFA, for an updated collective bargaining agreement. Voting on the tentative agreement will be completed in the first quarter of 2025.

Hawaiian’s union contracts at December 31, 2024 were as follows:

Union	Employee Group	Number of Employees	Contract Status
ALPA	Pilots	1,155	Amendable 3/2/2027
AFA	Flight attendants	2,181	Amendable 4/2/2025
IAM	Technicians and related	910	Amendable 2/15/2027
IAM	Clerical	1,723	Amendable 2/15/2027
TWU	Dispatchers	69	Amendable 4/21/2027

Horizon’s union contracts at December 31, 2024 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)(a)	Pilots	642	Amendable 12/31/2024
AFA(a)	Flight attendants	561	Amendable 4/30/2024
AMFA(a)	Mechanics and related classifications	174	Amendable 5/10/2024
TWU	Dispatchers	22	Amendable 1/29/2026
(a) Negotiations with IBT, AFA, and AMFA for updated collective bargaining agreements are ongoing as of the date of this filing.

McGee Air Services union contract at December 31, 2024 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	2,543	Amendable 7/19/2025

CARE AND BELONGING

We remain steadfast in our commitment to recruit, retain, and promote the best talent. This is part of our commitment to Do the Right Thing by our guests, employees, and communities, and to create a culture in which employees can do their best work, and best serve the breadth of our customer base. We believe that all who depend on Alaska Air Group deserve respect regardless of race, ethnicity, ability, age, gender, sexual orientation, or gender identity. We are committed to treating every person equally – on and off our aircraft. We will continue to foster a workplace where our employees feel safe, cared for, and trust that they belong.

EMPLOYEE TRAINING

The Alaska Air Group companies invest in employee programs and training that aid advancement throughout the enterprise. Our Pathways Program provides a clear and direct path for Horizon pilots, flight attendants, technicians, and dispatchers to progress to Alaska. Our Leader Academy, which launched in 2022, helps supervisors and managers further develop their leadership and communication skills. Providing meaningful advancement opportunities to employees throughout Air Group is important, and we continue to evaluate new programs which support our people and advance our long-term strategic goals.

COMMUNITY INVOLVEMENT

We are dedicated to actively supporting the communities we serve. In 2024, Air Group companies donated $15 million in cash and in-kind travel to approximately 1,300 charitable organizations, and our employees volunteered more than 45,000 hours of community service related to youth and education, medical research, and transportation. Air Group also encourages its guests to play a role in supporting these communities. During the year, Alaska Mileage Plan members donated more than 50 million miles through Alaska's Care Miles program.

The Alaska Airlines Foundation provides grants to nonprofits that offer educational and career-development programs to young people. Organizations are invited to apply bi-annually for grants ranging from $5,000 to $20,000, with preference given to organizations that can demonstrate partnership and long-term program sustainability. Since inception in 1999, the Foundation has donated more than $4 million in grants, including more than $500,000 in 2024.

Hawaiian supports various nonprofit partners and relief efforts by facilitating travel, carrying critical cargo, and making both cash and mileage donations. Hawaiian also seeks to broaden opportunities for students to consider Hawaiian as an employer by forming educational partnerships with schools, establishing scholarship programs, and hosting Aviation Exposure onsite events with the Department of Education.

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its airline subsidiaries who have significant decision-making responsibilities, their positions, and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Benito Minicucci	President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	58	2004

Shane R. Tackett	Executive Vice President Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	46	2011

Kyle B. Levine	Senior Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc., Alaska Airlines, Inc. and Horizon Air Industries, Inc., and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	53	2016

Jason M. Berry	Executive Vice President Cargo of Alaska Air Group, Inc. and President of Horizon Air Industries, Inc.	47	2023

Joseph A. Sprague	President and Chief Executive Officer of Hawaiian Airlines, Inc. and Hawaiian Holdings, Inc. and Executive Vice President Hawai'i Pacific of Alaska Airlines, Inc.	56	2019

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	55	2008

Constance E. von Muehlen	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	57	2018

Andrea L. Schneider	Senior Vice President People of Alaska Airlines, Inc.	59	2003

Diana Birkett Rakow	Senior Vice President Public Affairs and Sustainability of Alaska Airlines, Inc.	47	2017

Mr. Minicucci was elected President and Chief Executive Officer (CEO) of Alaska Air Group, Inc. in March 2021 and President of Alaska Airlines, Inc. in May 2016. He leads Air Group's Management Executive Committee, and was elected to the Alaska Air Group, Inc. Board of Directors in May 2020. He joined Alaska Airlines, Inc. in May 2004 and has served in several roles including Executive Vice President Operations from December 2008 to May 2016 and Chief Operating Officer from December 2008 to November 2019. He was Chief Executive Officer of Virgin America, Inc. from December 2016 to July 2018, when Virgin America, Inc. was merged into Alaska Airlines, Inc.

Mr. Tackett was elected Executive Vice President Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc. in March 2020, and is a member of Air Group’s Management Executive Committee. He joined Alaska Airlines, Inc. in December 2000 and has served in several roles including Managing Director Financial Planning and Analysis from December 2008 to August 2011, Vice President Labor Relations from August 2011 to February 2015, Vice President Revenue Management from February 2015 to August 2017, Senior Vice President Revenue and E-commerce from August 2017 to September 2018, and Executive Vice President Planning and Strategy from September 2018 to March 2020.

Mr. Levine was elected Senior Vice President Legal in January 2020, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc. in August 2017 and Horizon Air Industries, Inc. in January 2020, and Chief Ethics and Compliance Officer in January 2016. He is a member of Air Group’s Management Executive Committee. He joined Alaska Airlines, Inc. in February 2006 and has served in several roles including Senior Attorney from February 2006 to July 2009, Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011,

Deputy General Counsel and Managing Director Legal from February 2011 to January 2016, Vice President Legal from January 2016 to January 2020.

Mr. Berry was elected Executive Vice President Cargo of Alaska Air Group, Inc. in September 2024, and has been President of Horizon Air Industries, Inc. since November 2023. He is a member of Air Group’s Management Executive Committee. He joined Alaska Airlines, Inc. in June 2013 and has served in several roles including Director Cargo Operations and Compliance from June 2013 to September 2015, Managing Director Cargo from September 2015 to June 2019, and President of Alaska Airlines, Inc.'s wholly owned subsidiary McGee Air Services from January 2019 to December 2020. He was Vice President Cargo of Air Canada from January 2021 to February 2023 and returned to Alaska Air Group, Inc. as Senior Vice President Operations of Horizon Air Industries, Inc. from February 2023 to October 2023.

Mr. Sprague was elected President and Chief Executive Officer of Hawaiian Airlines, Inc. and Hawaiian Holdings, Inc. in September 2024, and Executive Vice President Hawai'i Pacific of Alaska Airlines, Inc. in December 2024. He is a member of Air Group’s Management Executive Committee. He has served in several roles, including Vice President of Alaska Air Cargo from April 2008 to March 2010, Vice President Marketing of Alaska Airlines, Inc. from March 2010 to April 2014, Senior Vice President External Relations of Alaska Airlines, Inc. from May 2014 to September 2017, President of Horizon Air Industries, Inc. from November 2019 to October 2023, Sr. Advisor to the CEO of Alaska Airlines, Inc. from November 2023 to December 2023, and Regional President Hawai'i and Pacific of Alaska Airlines, Inc. from December 2023 to December 2024.

Mr. Harrison was elected Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc. in August 2015 and is a member of Air Group's Management Executive Committee. He joined Alaska Airlines, Inc. in November 2003 and has served in several roles including Managing Director Internal Audit from November 2003 to February 2006, Managing Director Finance Planning and Analysis from February 2006 to February 2007, Managing Director Network Planning and Financial Planning and Analysis from February 2007 to March 2008, Managing Director Planning from March 2008 to December 2008, Vice President of Planning and Revenue Management from December 2008 to May 2014, Senior Vice President of Planning and Revenue Management from May 2014 to February 2015, and Executive Vice President and Chief Revenue Officer from February 2015 to August 2015.

Ms. von Muehlen was elected Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc. in April 2021 and is a member of Air Group’s Management Executive Committee. She joined Alaska Airlines, Inc. in July 2011 and has served in several roles including Managing Director Airframe, Engine, Components Maintenance Repair and Overhaul of Alaska Airlines, Inc. from December 2012 to January 2018, Chief Operating Officer of Horizon Air Industries, Inc. from January 2018 to January 2019, and Senior Vice President Maintenance and Engineering of Alaska Airlines, Inc. from January 2019 to April 2021.

Ms. Schneider was elected Senior Vice President People at Alaska Airlines, Inc. in June 2019 and is a member of Air Group’s Management Executive Committee. She joined Alaska Airlines, Inc. in March 1989 and has served in several roles including Senior Vice President Inflight Services and Station Operations from September 1998 to July 2003, Senior Vice President Customer Service of Horizon Air Industries, Inc. from July 2003 to March 2009, Senior Vice President People and Customer Service of Horizon Air Industries, Inc. from March 2009 to August 2011, Vice President of Inflight Services from August 2011 to January 2017, Vice President Inflight Services and Call Center Services from January 2017 to August 2017, and Vice President of People from August 2017 to June 2019.

Ms. Birkett Rakow was elected Senior Vice President Public Affairs and Sustainability of Alaska Airlines, Inc. in November 2021 and is a member of Air Group's Executive Management Executive Committee. She joined Alaska Airlines, Inc. in September 2017 and has served as Vice President External Relations from September 2017 to February 2021 and Vice President Public Affairs and Sustainability from February 2021 to November 2021.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the Transportation Security Administration (TSA), and the FAA exercise significant regulatory authority over air carriers.

•DOT: A U.S. airline is required to hold a certificate of public convenience and necessity issued by the DOT in order to provide passenger and cargo air transportation in the country. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates.

While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major U.S. carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in reviewing airlines' operational performance and in implementing a variety of consumer protection regulations and directives, covering subjects such as advertising, passenger communications, denied boarding compensation, tarmac delay response, ticket refunds, family seating requirements, fee disclosures for ancillary services, and accommodations for passengers with disabilities. In 2024, the DOT issued a final rule mandating refunds to passengers in certain situations and a final rule requiring disclosure of certain ancillary fees. However, in August 2024, the U.S. Court of Appeals for the Fifth Circuit granted a motion for a stay of the ancillary fee rule. Airlines are subject to enforcement actions that are brought by the DOT for alleged violations of consumer protection and other economic regulations. We are not aware of any regulatory investigations or enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

•FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. U.S. airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, our operations specifications and a maintenance program for each type of aircraft we operate. Each maintenance program provides for the ongoing maintenance of the relevant aircraft type, ranging from frequent routine inspections to major overhauls. Periodically, the FAA issues Airworthiness Directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

The Department of Justice (DOJ) and DOT have jurisdiction over airline competition matters. The U.S. Postal Service has jurisdiction over certain aspects of mail transportation services. Labor relations are regulated under the RLA. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies and international treaties.

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

The domestic U.S. airline industry committed to carbon neutral growth starting in 2020 for both domestic and international growth. The mechanism to comply with this commitment internationally is through the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based measure that allows for eligible emissions offsets or the use of CORSIA-eligible sustainable aviation fuel to mitigate the growth emissions. The program is regulated by the FAA who then affirms compliance to the International Civil Aviation Organization. The FAA has approved both Alaska, Hawaiian, and Horizon's monitoring, verification, and reporting plans.

As a result of the COVID-19 pandemic, the CORSIA growth baseline year was modified and set to 85% of 2019 carbon dioxide emissions. This does not have a direct impact on domestic flights, however the U.S. Environmental Protection Agency (EPA) finalized a rule in 2020 on aircraft emission standards which aligns with the international agreements. Additional emissions reporting requirements and potential requirements to decarbonize both aircraft and ground equipment could have a significant impact on our industry.

The state of California has enacted rules that will expand required disclosures discussing the impact of environmental change; agencies within the federal government have proposed similar rules that are not yet finalized. Costs associated with compliance could be significant. Except for these rules, we do not currently anticipate adverse financial impacts from specific existing or pending environmental regulation or reporting requirements, new regulations, related to our existing or past operations, or compliance issues that could harm our financial condition, results of operations, or cash flows in future periods.

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

We believe that our emphasis on safety and our state-of-the-art flight deck technology help control the cost of our insurance.

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

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM; represents all operating expenses including fuel, freighter costs, and special items

CASMex - operating costs excluding fuel, freighter costs, and special items per ASM, or “unit cost”

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus capitalized operating and finance lease liabilities) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program and excluding operations under the Air Transportation Service Agreement (ATSA) with Amazon

Freighter Costs - operating expenses directly attributable to the operation of Alaska's B737 freighter aircraft and Hawaiian's A330-300 freighter aircraft exclusively performing cargo missions

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with revenue passengers

PRASM - passenger revenue per ASM, or “passenger unit revenue”

RASM - operating revenue per ASMs, or “unit revenue”; operating revenue includes all passenger revenue, freight & mail, loyalty program revenue, and other ancillary revenue; represents the average total revenue for flying one seat one mile

RPMs - revenue passenger miles, or “traffic”; represents the number of seats that were filled with revenue passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average passenger revenue for flying one passenger one mile

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

The airline industry may undergo further consolidation or restructuring. In addition, regulatory, policy, and legal developments could impact the extent to which airlines can merge, or form and maintain marketing alliances and joint ventures with other airlines, particularly U.S. carriers. These factors could have a material adverse effect on our business, financial condition, and results of operations.

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

In recent years, the U.S. antitrust authorities have been increasingly reluctant to approve airline mergers, cooperative marketing arrangements, and joint ventures. The emergence of merger-friendly antitrust policy at the federal level, and the possibility that this policy may be short-lived, might prompt other entities to act on opportunities that could have a material adverse effect on our business, financial condition, and results of operations.

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

Should these suppliers be unable to manufacture, obtain certification for, and deliver new aircraft, we may not be able to grow our airlines' fleet at intended rates, which could impact our financial position. Boeing has significant production constraints for the B737 and B787-9 aircraft, as well as regulatory delays for certain B737 aircraft. Recently, Boeing was impacted by an employee strike which temporarily halted production of B737 aircraft. These challenges have impacted and will continue to impact the timing of deliveries. If we are unable to receive aircraft in a timely manner, our growth plans could be negatively impacted. Given Alaska's and Hawaiian's size relative to its competitors, these challenges may have a disproportionate impact on Alaska and Hawaiian. Additionally, further consolidation among aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in production instability in the locations in which the aircraft and its parts are manufactured or an inability to operate our aircraft.

We rely on partner airlines for codeshare and loyalty program marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners,” including an expanded relationship with American and other oneworld carriers. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as codeshare flights. In addition, the agreements generally provide that members of our airlines' loyalty programs can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenue or the attractiveness of our loyalty programs, which we believe is a source of competitive advantage. Additionally, we rely on partners to provide available space for credit redemption on their aircraft. Should partners not make available enough inventory within their cabins for our members, the attractiveness of our program may be decreased.

Alaska's membership in the oneworld global alliance may limit options to bring non-oneworld carrier partners into Alaska's Mileage Plan program. Further, maintaining an alliance with another U.S. airline may expose us to additional regulatory scrutiny. Failure to appropriately manage these partnerships and alliances could negatively impact future growth plans and our financial position.

We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements, and loyalty program enhancements, and will continue to pursue these commercial activities. If other airlines participate in consolidation or reorganization, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

As we evolve our brand we will engage in strategic initiatives that may not be favorably received by all of our guests.

We continue to focus on strategic initiatives designed to increase our brand appeal to a diverse and evolving demographic of airline travelers. These efforts could include significant enhancements to our in-airport and on-board environments, increasing our direct customer relationships through improvements to our purchasing portals (digital and mobile), and management of our customer loyalty program. In pursuit of these efforts, we may negatively affect our reputation with some of our existing customer base.

The Company's reputation could be harmed if it is exposed to significant negative publicity.

We operate in a highly visible industry that has significant exposure to social media and other media channels. Negative publicity, including as a result of misconduct by our guests or employees, failures by our suppliers and other vendors, failure to achieve our stated goals, or other circumstances, can spread rapidly through such channels. Should the Company not respond in a timely and appropriate manner to address negative publicity, the Company's reputation may be significantly harmed. Such harm could have a negative impact on our operating results.

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

We are unable to predict the future supply of jet fuel, which may be impacted by various factors, including but not limited to geopolitical conflict, economic sanctions against oil-producing countries, natural disasters, or staffing and equipment shortages in the oil industry. Any of these factors could adversely impact our operations and financial results.

Economic uncertainty, including a recession, would likely impact demand for our product and could harm our financial condition and results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are dependent on consumer confidence, as well as the health of the U.S. economy and economies of other countries in which we operate. Unfavorable economic conditions have historically resulted in reduced consumer spending and led to decreases in both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorter distance travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as video conferencing or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. Additionally, reduced consumer spending would adversely impact revenue and cash flows from our co-branded credit card agreements. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

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

We are expected to incur substantial integration and transition expenses in connection with the acquisition of Hawaiian Airlines, including the necessary costs associated with integrating the operations of Alaska and Hawaiian Airlines. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including reservations, loyalty program, ticketing/distribution, maintenance, and flight operations. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits we expect to achieve from the acquisition, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in us taking significant charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.

Our ability to use Hawaiian Airlines' net operating loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited as a result of the previous ownership changes, this acquisition or taxable income if it does not reach sufficient levels.

As of the acquisition closing date, Hawaiian Airlines had federal net operating loss carryforwards (“NOLs”) of approximately $817 million available to offset future taxable income, that have indefinite carryover, but are limited to 80% utilization, and state NOLs of approximately $1.0 billion. The majority of the state NOLs relate to the state of Hawai'i. Certain state NOLs will expire, if unused, beginning in 2025.

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

Because of the industry in which we operate, we are subject to extensive cybersecurity regulation, including but not limited to those regulations overseen by the FAA, TSA, and DOT. As a result, it is imperative our cybersecurity risk management is well-planned and sufficiently robust to maintain compliance with these regulations.

The Company’s Chief Information Security Officer (CISO) is responsible for management of material risks from cybersecurity threats. The CISO has multiple years of experience working in information and network security management, and has in-depth knowledge of compliance requirements and standards set by various regulatory agencies. The CISO leads a team dedicated to the prevention, mitigation, detection, and remediation of any cybersecurity incidents. If a potential incident is identified, the CISO is notified and engages the cybersecurity incident response team (CyberSIRT). This team is responsible for declaring a cybersecurity incident and comprises individuals from multiple relevant departments. In the event the CyberSIRT declares an incident, the CISO provides overall direction for the response and mitigation of the threat. This response includes actions taken to protect our data and networks, evaluation of the potential materiality of the incident, and the communication of the incident to critical parties, including senior leadership and the Board of Directors.

As part of our annual review of our cybersecurity risk management, we engage third-parties for a variety of processes including external audits, vulnerability assessments, and penetration tests. These processes help ensure our overarching strategy remains effective over time.

The Board of Directors of Alaska Air Group is responsible for overseeing management’s processes to identify and mitigate risks, including cybersecurity risks. The Board’s Audit Committee leads the review and discussion of cybersecurity threats with management and receives updates from the CISO each quarter. Senior management, including the CISO, are available to address questions or concerns from the Audit Committee related to our risk management plan.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our organization. For additional discussion related to the Company’s consideration of cybersecurity risks and their potential impact on our business strategy, results of operations, or financial condition, please refer to Part I, Item 1A. “Risk Factors” in this document.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2024:

Aircraft	Seats	Owned	Leased	Total	Average Age in Years
Alaska Airlines
B737-700 Freighters	—	3	—	3	23.9
B737-800 Freighters	—	—	2	2	17.4
B737-700	124	11	—	11	24.7
B737-800	159	49	10	59	16.7
B737-900	178	6	—	6	22.6
B737-900ER	178	79	—	79	8.9
B737-8	159	5	—	5	0.6
B737-9	178	58	14	72	2.1
Total Alaska Airlines Fleet		211	26	237	9.9

Hawaiian Airlines
A330-300 Freighters	—	—	6	6	6.6
A330-200	278	12	12	24	11.5
A321neo	189	14	4	18	6.0
B717-200	128	19	—	19	22.7
B787-9	300	2	—	2	0.8
Total Hawaiian Airlines Fleet		47	22	69	12.4

Regional
E175	76	44	42	86	5.8
Total Regional Fleet		44	42	86	5.8

Total Air Group Fleet		302	90	392	9.4

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses future orders and options for additional aircraft. “Liquidity and Capital Resources” provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities. Note 7 to the consolidated financial statements provides more information regarding leased aircraft as capitalized on our consolidated balance sheets.

Aircraft leases

Alaska leases B737-800F, B737-800, B737-9, and E175 aircraft types. The leases for the B737-800F expire in 2034. The leases for the B737-800 aircraft expire between 2026 and 2028. The leases for the B737-9 aircraft expire between 2031 and 2035. The leased E175 aircraft support Alaska's capacity purchase agreement with SkyWest, and are under agreement through 2034. Alaska has the option to extend some of the leases for additional periods.

Hawaiian leases A330-300F, A330-200, and A321neo aircraft types. The leases for the A330-300F expire in 2030. The leases for the A330-200 aircraft expire between 2025 and 2029. The leases for the A321neo aircraft expire between 2030 and 2032.

OTHER PROPERTIES

In various cities in Alaska, we own terminal buildings and hangars. We also own or lease several buildings located at or near Seattle-Tacoma International Airport. These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, a data center, and various other commercial office buildings. In various cities in Hawai'i, we own or lease various properties. In Honolulu, our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at Daniel K. Inouye International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at other Neighbor Island airports owned by the State of Hawai'i. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawai'i to be common areas and thus are not exclusively controlled by us. We also utilize other State of Hawai'i facilities, including station manager offices, Premier Club lounges, and operations support space.

At the majority of the airports we serve, we lease ticket counters, gates, cargo and baggage space, ground equipment, office space, and other support areas. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Long Beach, CA; Honolulu, HI; Portland, OR; Puyallup, WA; Quincy, WA; Renton, WA; Seattle, WA; and Spokane, WA, call center facilities in Phoenix, AZ and Boise, ID, and hangars in Portland, OR, Everett, WA, and Spokane, WA.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: ALK). As of December 31, 2024, there were 2,265 holders of record of our common stock. There were no cash dividend payments during the year ended December 31, 2024. Future decisions to pay cash dividends continue to be at the discretion of our Board of Directors and will be dependent on our market and economic conditions, applicable legal requirements, and other relevant factors.

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table summarizes our share repurchase activity for the fourth quarter of 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2024 - October 31, 2024	—	—	—
November 1, 2024 - November 30, 2024	—	—	—
December 1, 2024 - December 31, 2024	3,867,530	$64.23	3,867,530
Total	3,867,530	$64.23	3,867,530	$—
Shares were purchased pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015, which was completed in 2024. In the fourth quarter of 2024, the Board of Directors authorized a new $1 billion repurchase plan. Purchases under this plan started in 2025.

PERFORMANCE GRAPH

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares our cumulative total stockholder return since December 31, 2019 with the S&P 500 Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2019.

Cumulative Total Return
$250
$200
$150
$100
$50
$0
Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

This section of the Form 10-K covers discussion of 2024 and 2023 results, and comparisons between those years. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

GAAP TO NON-GAAP RECONCILIATIONS AND OPERATING STATISTICS
We are providing reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. We believe that consideration of these non-GAAP financial measures may be important to investors for the following reasons:

•By excluding certain costs from our unit metrics, we believe that we have better visibility into the results of operations. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. We believe that all U.S. carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management and investors to understand the impact of company-specific cost drivers which are more controllable by management. We adjust for expenses related directly to our freighter aircraft operations, including those costs incurred under the ATSA with Amazon, to allow for better comparability to other carriers that do not operate freighter aircraft. We also exclude certain special charges as they are unusual or nonrecurring in nature and adjusting for these expenses allows management and investors to better understand our cost performance.

•CASMex is one of the most important measures used by management and by the Air Group Board of Directors in assessing cost performance. CASMex is also a measure commonly used by industry analysts, and we believe it is the basis by which they have historically compared our airline to others in the industry. The measure is also the subject of frequent questions from investors.

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

We are providing reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. Amounts in the tables below are rounded to the nearest million. As a result, a manual recalculation of certain figures using these rounded amounts may not agree directly to our actual figures presented in the tables below.

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Twelve Months Ended December 31,
(in millions)	2024	2023
Income before income tax	$545	$323
Adjusted for:
Mark-to-market fuel hedge adjustment	(28)	(2)
Unrealized gain on foreign debt	(10)	—
Special items - operating	345	443
Special items - net non-operating	(16)	18
Adjusted income before income tax	$836	$782

Pretax margin	4.6%	3.1%
Adjusted pretax margin	7.1%	7.5%

	Twelve Months Ended December 31,
	2024		2023
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net income	$395	$3.08	$235	$1.83
Adjusted for:
Mark-to-market fuel hedge adjustments	(28)	(0.22)	(2)	(0.02)
Unrealized gain on foreign debt	(10)	(0.08)	—	—
Special items - operating	345	2.69	443	3.44
Special items - net non-operating	(16)	(0.12)	18	0.14
Income tax effect of adjustments above(a)	(61)	(0.48)	(111)	(0.86)
Adjusted net income	$625	$4.87	$583	$4.53
(a) Certain integration costs are non deductible for tax purposes, resulting in a smaller income tax effect for current year adjustments.

	Twelve Months Ended December 31,
(in millions, except unit metrics)	2024		2023
Total operating expenses	$11,165		$10,032
Less the following components:
Aircraft fuel, including hedging gains and losses	2,506		2,641
Freighter costs	84		53
Special items - operating	345		443
Total operating expenses, excluding fuel, freighter costs, and special items	$8,230		$6,895

ASMs	76,167		68,524
CASMex	10.80	¢	10.06	¢

OPERATING STATISTICS SUMMARY (unaudited)

Below are operating statistics we use to measure performance.

	Twelve Months Ended December 31,
	2024	2023	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	49,238	44,557	11%
RPMs (000,000) "traffic"	63,871	57,362	11%
ASMs (000,000) "capacity"	76,167	68,524	11%
Load factor	83.9%	83.7%	0.2 pts
Yield	16.68¢	16.61¢	—%
PRASM	13.99¢	13.90¢	1%
RASM	15.41¢	15.21¢	1%
CASMex(b)	10.80¢	10.06¢	7%
Economic fuel cost per gallon(b)(c)	$2.74	$3.21	(15)%
Fuel gallons (000,000)(c)	925	824	12%
ASMs per gallon	82.3	83.2	(1)%
Departures (000)	461	414	11%
Average full-time equivalent employees (FTEs)	25,751	23,319	10%
Operating fleet(d)	392	314	78 a/c
Alaska Airlines Operating Statistics:
RPMs (000,000) "traffic"	53,680	52,975	1%
ASMs (000,000) "capacity"	63,873	63,292	1%
Economic fuel cost per gallon	$2.74	$3.18	(14)%
Hawaiian Airlines Operating Statistics:
RPMs (000,000) "traffic"	5,143	—	n/a
ASMs (000,000) "capacity"	6,245	—	n/a
Economic fuel cost per gallon(c)	$2.43	—	n/a
Regional Operating Statistics:(e)
RPMs (000,000) "traffic"	5,048	4,387	15%
ASMs (000,000) "capacity"	6,049	5,232	16%
Economic fuel cost per gallon	$2.93	$3.41	(14)%
(a)Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.
(b)See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.
(c)Excludes operations under the ATSA with Amazon.
(d)Includes aircraft owned and leased by Alaska, Hawaiian, and Horizon as well as aircraft operated by third-party regional carriers under CPAs. Excludes all aircraft removed from operating service.
(e)Data presented includes information related to flights operated by Horizon and third-party carriers.

YEAR IN REVIEW

Overview

On September 18, 2024, we completed our acquisition of Hawaiian, combining two highly complementary networks and expanding our international reach. Results for the year include Hawaiian activity beginning September 18, 2024.

In 2024, Air Group reported consolidated pretax income of $545 million compared to $323 million in 2023. For the period September 18, 2024 through December 31, 2024, Hawaiian produced $869 million of revenue and a loss before income tax and special items of $58 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expenses as compared to 2023. A glossary of financial terms can be found at the end of Item 1.

Labor update

In 2024, Alaska technicians, represented by AMFA, ratified a new five-year CBA that includes wage increases and quality of life improvements. Alaska pilots, represented by ALPA, ratified a two-year extension of its existing CBA. In January 2025, Alaska reached a tentative agreement with its flight attendants, represented by AFA, for an updated CBA. Voting on the tentative agreement will be completed in the first quarter of 2025. Horizon is in negotiations with certain labor groups for updated CBAs, including its pilots, represented by IBT; its flight attendants, represented by AFA; and its technicians, represented by AMFA.

Alaska and Hawaiian are working towards JCBAs for workgroups represented by the same unions. At December 31, 2024, Transition and Process Agreements have been negotiated for certain workgroups which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Outlook

Looking ahead to 2025, we are focused on the successful integration of Hawaiian into Air Group. We expect capacity growth for the year of 2% to 3% as compared to historical Air Group and Hawaiian combined capacity in the prior year. In addition to growth in revenue and expenses due to the the impact of Hawaiian on Air Group results for the full year, 2025 results will be impacted by other factors throughout the year. We expect revenue improvements to be driven by continued strength in leisure and corporate demand, and by network and loyalty synergies as integration work continues. Wage rate increases stemming from new labor agreements and rising costs at airports in which we operate will drive cost pressures during the year, but we anticipate some benefit from synergy capture in the second half of the year.

RESULTS OF OPERATIONS

Items affecting comparability

Results for 2024 are inclusive of Hawaiian's operations from the acquisition date of September 18, 2024 through December 31, 2024, while the prior period does not include combined results. Consolidated revenue and expenses increased compared to the prior period due to the incorporation of Hawaiian's operations into Air Group. The below discussion of changes to our revenue and expenses compared to the prior year largely focus on material factors independent of the acquisition.

2024 COMPARED WITH 2023

Operating Revenue

Total operating revenue increased $1.3 billion, or 13%, of which $869 million was attributable to Hawaiian. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2024	2023	% Change
Passenger revenue	$10,654	$9,526	12%
Loyalty program other revenue	733	648	13%
Cargo and other revenue	348	252	38%
Total Operating Revenue	$11,735	$10,426	13%

The table below presents operating revenue details by principal geographic region (as defined by the U.S. Department of Transportation), inclusive of Hawaiian Airlines for the period from September 18, 2024 through December 31, 2024.

	Twelve Months Ended December 31, 2024	Increase (Decrease) vs. Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$10,814	10%	9%	8%	1%	2%
Latin America	751	15%	18%	22%	(3)%	(6)%
Pacific	170	n/a	n/a	n/a	n/a	n/a
Total	$11,735	12%	11%	11%	—%	1%

Passenger revenue

On a consolidated basis, Passenger revenue increased $1.1 billion, or 12%, of which $757 million was attributable to Hawaiian. The remaining $371 million increase was driven by increased traffic due to increased gauge and departures throughout the network. Strength in premium class products and increased redemptions by Mileage Plan members on both Alaska and partner airlines also contributed to this increase. These improvements were partially offset by approximately $200 million of lost revenue from the B737-9 grounding.

Loyalty program other revenue

On a consolidated basis, Loyalty program other revenue increased $85 million, or 13%, of which $53 million was attributable to Hawaiian. The remaining $32 million increase was primarily driven by higher commissions from bank card and third party partners.

Cargo and other revenue

On a consolidated basis, Cargo and other revenue increased $96 million, or 38%, of which $59 million was attributable to Hawaiian. The remaining $37 million increase was driven by two additional B737-800 freighters in Alaska's cargo fleet for the full year and increases to other ancillary revenue.

Operating Expenses

Total operating expenses increased $1.1 billion, or 11%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2024	2023	% Change
Aircraft fuel, including hedging gains and losses	$2,506	$2,641	(5)%
Non-fuel operating expenses, excluding special items	8,314	6,948	20%
Special items - operating	345	443	(22)%
Total Operating Expenses	$11,165	$10,032	11%

Fuel expense

Aircraft fuel expense includes raw fuel expense plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. Our aircraft fuel expense can be volatile because it includes these gains or losses in the value of the underlying instrument as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

We evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from counterparties for hedges that settle during the period and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. Economic fuel expense includes gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business as it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and our incentive pay plan.

Aircraft fuel expense decreased $135 million, or 5%. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2024		2023
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$2,496	$2.70	$2,579	$3.13
Losses on settled hedges	38	0.04	64	0.08
Economic fuel expense	$2,534	$2.74	$2,643	$3.21
Mark-to-market fuel hedge adjustments	(28)	(0.03)	(2)	—
Aircraft fuel, including hedging gains and losses	$2,506	$2.71	$2,641	$3.21
Fuel gallons		925		824

Raw fuel expense decreased 3% compared to 2023. The decrease was driven primarily by lower refining margins associated with the conversion of crude oil to jet fuel, as well as lower per gallon costs on crude oil. It was partially offset by higher fuel consumption consistent with increased capacity and the inclusion of $193 million of raw fuel expense attributable to Hawaiian.

Losses recognized for hedges that settled during the year were $38 million in 2024, compared to losses of $64 million in 2023. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Alaska's fuel hedge program was suspended in 2023. Hawaiian's program was temporarily paused as of September 30, 2024. A summary of Alaska's WTI positions and Hawaiian's Brent crude positions is provided below:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Alaska:
First Quarter of 2025	10%	$92	$5

Hawaiian:
First Quarter of 2025	39%	$94	$2
Second Quarter of 2025	22%	$93	$2
Third Quarter of 2025	6%	$91	$2

Non-fuel expenses

	Twelve Months Ended December 31,
(in millions)	2024	2023	% Change
Wages and benefits	$3,588	$3,041	18%
Variable incentive pay	358	200	79%
Aircraft maintenance	620	488	27%
Aircraft rent	207	208	—%
Landing fees and other rentals	781	680	15%
Contracted services	444	389	14%
Selling expenses	349	303	15%
Depreciation and amortization	583	451	29%
Food and beverage service	287	241	19%
Third-party regional carrier expense	243	218	11%
Other	854	729	17%
Total non-fuel operating expenses, excluding special items	$8,314	$6,948	20%

Wages and benefits

Wages and benefits expense increased $547 million, or 18%, of which $299 million was attributable to Hawaiian. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2024	2023	% Change
Wages	$2,701	$2,333	16%
Payroll taxes	186	162	15%
Medical and other benefits	417	314	33%
Defined contribution plans	256	203	26%
Pension - Defined benefit plans	28	29	(3)%
Total Wages and benefits	$3,588	$3,041	18%

Wages increased $368 million, or 16%, of which $229 million was attributable to Hawaiian. The remaining $139 million increase was driven by increased wage rates across multiple labor groups since the prior year, as well as additional impact from irregular operations following the the B737-9 grounding in the first quarter of 2024. Increased expense for payroll taxes is consistent with the change in wages.

The change in medical and other benefits was primarily driven by an increase in the cost of medical services compared to the prior year, as well as higher expenses associated with Alaska's long-term disability plan for its pilots. Increased expense for defined contribution plans was driven by higher wages as well as higher matching contributions for Alaska technicians.

Variable incentive pay

Variable incentive pay expense increased $158 million, or 79%, compared to 2023. The increase was driven by a higher payout percentage for Alaska's and Horizon's Performance-Based Pay program compared to the prior year on an increased wage base.

Aircraft maintenance

Aircraft maintenance expense increased $132 million, or 27%, of which $82 million was attributable to Hawaiian. The remaining $50 million increase was primarily driven by higher rates for outside maintenance work and additional maintenance projects.

Aircraft rent

Aircraft rent expense was flat compared to 2023. An increase of $18 million attributable to Hawaiian's leased aircraft was offset by a decrease of $19 million, primarily due to the retirement of ten leased A321neo aircraft from Alaska's fleet in 2023.

Landing fees and other rentals

Landing fees and other rental expense increased $101 million, or 15%, of which $61 million was attributable to Hawaiian. The remaining $40 million increase was primarily driven by increased volume of Regional departures and landed weight. Increases to terminal rents were primarily driven by growth throughout the network, partially offset by favorable settlements received from certain airports in 2024.

Contracted services

Contracted services expense increased $55 million, or 14%, of which $39 million was attributable to Hawaiian. The remaining $16 million increase was primarily driven by higher rates charged by vendors for services as well as increased passengers throughout our network.

Selling expenses

Selling expenses increased by $46 million, or 15%, of which $40 million was attributable to Hawaiian. The remaining $6 million increase was driven by incremental credit card commissions and additional marketing costs.

Depreciation and amortization

Depreciation and amortization increased $132 million, or 29%, of which $44 million was attributable to Hawaiian. An additional $20 million of the increase was due to the amortization of acquired intangible assets and the change in fair value of certain acquired tangible assets. The remaining $68 million increase was primarily due to the addition of 12 owned B737 aircraft and three owned E175 aircraft during the year. Incremental depreciation on ground service and other equipment also contributed to the increase.

Food and beverage service

Food and beverage service expense increased $46 million, or 19%, of which $28 million was attributable to Hawaiian. The remaining $18 million increase was driven by growth in revenue passengers, as well as higher costs for food, food service supplies, and transportation.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $25 million, or 11% driven by incremental departures and block hours operated by SkyWest.

Other expense

Other expense increased $125 million, or 17%, of which $66 million was attributable to Hawaiian. The remaining $59 million increase was primarily driven by crew hotel costs, passenger remuneration due to the B737-9 grounding, software costs, and other miscellaneous services.

Special items - operating

In 2024, we recognized $345 million of special operating expenses, compared to $443 million in 2023. Refer to Note 16 to the consolidated financial statements for details.

Additional Segment Information

Refer to Note 14 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items and other adjustments, of $703 million in 2024, compared to $733 million in 2023. The $30 million decrease was driven by a combination of factors, including lost revenue from the B737-9 grounding, higher non-fuel operating expenses, including increased wages and higher variable incentive pay, and higher variable costs associated with overall network growth. This decrease was partially offset by a lower economic fuel cost per gallon.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items and other adjustments, of $58 million in 2024, representing its operations as a part of Air Group for the period from September 18, 2024 through December 31, 2024.

Regional

Regional reported a pretax profit, excluding special items and other adjustments, of $152 million in 2024, compared to a profit of $65 million in 2023. The $87 million improvement was driven by higher passenger revenue consistent with the increase in traffic, partially offset by higher operating expenses driven by increased capacity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had cash and marketable securities of $2.5 billion. We also had 104 unencumbered aircraft, which can be financed if necessary, and an $850 million bank line-of-credit facility with no outstanding borrowings. We expect our current cash and marketable securities balance, combined with our available sources of liquidity, are sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

Operating cash flows
Cash provided by ticket sales and from our co-branded credit card agreements are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, aircraft fuel, payments to suppliers for goods and services, payments to lessors and airport authorities for leased aircraft, rents, and landing fees, and interest expense for our debt obligations. Operating cash flow also includes payments to, or refunds from, federal, state, and local taxing authorities.

In 2024, cash provided by operating activities was $1.5 billion, compared to $1.1 billion in 2023. The increase in our operating cash flows was primarily due to increased cash provided from ticket sales, higher cash remuneration from our co-branded credit card partners, and other changes in various working capital account balances. As Hawaiian's operations are producing losses, the business contributed negative operating cash flow following the acquisition.

Investing cash flows
Capital expenditures to acquire aircraft, flight equipment, and other property and equipment is the primary use of investing cash flow. Total capital expenditures in 2024 were $1.3 billion, excluding the acquisition of Hawaiian. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $634 million in 2024, compared to cash used in investing activities of $1 billion in 2023. The change was due to a combination of factors. In the first quarter, we received $162 million in compensation from Boeing related to the B737-9 grounding. In the third quarter, we paid $659 million to acquire Hawaiian Airlines, net of Hawaiian's cash balances. Total property and equipment expenditures decreased $213 million, primarily driven by fewer deliveries of Alaska-owned B737 aircraft in 2024 compared to 2023. Net sales of marketable securities increased $313 million, driven by the liquidation of Hawaiian's investment portfolio following completion of the acquisition. We also received $177 million for the sale of certain Alaska and Horizon-owned aircraft and equipment during 2024.

Financing cash flows

Cash provided by new financing arrangements is the primary source of our financing cash flow. Our primary uses of financing cash flow are payments of our debt service and finance lease obligations, as well as share repurchases. Refer to Note 6 to the consolidated financial statements for a detailed discussion of our debt balances, including a schedule outlining future payments.

Cash provided by financing activities was $119 million in 2024, compared to cash used in financing activities of $147 million in 2023. The Company had $2.3 billion in proceeds from new financing, including $2 billion backed by Alaska's Mileage Plan program. Debt payments were $1.9 billion, including $1.6 billion which was used to retire certain debt acquired from Hawaiian Airlines. The Company also increased its share repurchases, spending $312 million, compared to $137 million in 2023.

Indicators of financial condition and liquidity

The table below presents the major indicators of financial condition and liquidity:

(in millions)	December 31, 2024	December 31, 2023	Change
Cash and marketable securities(a)	$2,475	$1,791	38%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	28%	22%	6 pts
Long-term debt, net of current portion	$4,491	$2,182	106%
Shareholders’ equity	$4,372	$4,113	6%
(a) Excludes restricted cash balance of $29 million as of December 31, 2024.

Debt-to-capitalization, including leases

(in millions)	December 31, 2024	December 31, 2023	Change
Long-term debt, net of current portion	$4,491	$2,182	106%
Capitalized operating leases	1,405	1,283	10%
Capitalized finance leases	55	64	(14)%
Adjusted debt, net of current portion of long-term debt	$5,951	$3,529	69%
Shareholders' equity	4,372	4,113	6%
Total invested capital	$10,323	$7,642	35%

Debt-to-capitalization, including leases	58%	46%

Material cash commitments

We have various contractual obligations that require material future outlays of cash. These obligations include the purchase of aircraft and other flight equipment, payments for our CPA with SkyWest, debt service payments, lease payments for aircraft and other property and equipment, costs for aircraft and engine maintenance, sponsorship and license agreements, and other miscellaneous agreements for services associated with operating and marketing our airlines. We also anticipate we may have material cash outlays to meet our fuel efficiency targets. Currently, Alaska and Hawaiian have agreements to purchase SAF to be delivered in the coming years. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF.

We expect to satisfy these obligations using cash flows from our operations, our available sources of liquidity, and future financing arrangements. Within the notes accompanying our consolidated financial statements, refer to Note 6 for discussion of scheduled debt obligations, Note 7 for discussion of future minimum payments for operating and finance leases, and Note 10 for discussion of aircraft-related purchase commitments and CPA obligations. We are also obligated to make periodic interest payments at fixed and variable rates, depending on the terms of our debt agreements. As of December 31, 2024, these interest obligations are expected to be $243 million in 2025, $228 million in 2026, $229 million in 2027, $196 million in 2028, $179 million in 2029, and $240 million thereafter.

As of December 31, 2024, Alaska had firm orders to purchase 74 B737 aircraft with deliveries expected between 2025 and 2029. Alaska also had rights for 100 additional B737 aircraft through 2030. Hawaiian had firm orders to purchase 10 B787-9 aircraft with deliveries expected between 2025 and 2028. Horizon had firm orders to purchase six E175 aircraft with deliveries between 2025 and 2026.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes B737-9 aircraft contracted for delivery in 2024 that have been moved to 2025, certain B737-8 aircraft contracted for delivery in 2024 and 2025 that have been moved later in the contracted year or into the year following the contracted delivery, and certain B737-10 aircraft contracted for delivery in 2025 and 2026 that have been moved to 2026 or 2027, pending certification of the aircraft type. For Hawaiian, this includes B787-9 aircraft contracted for delivery between 2024 and 2026 that have been moved later into the contracted year or into the year following the contracted delivery. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The table below summarizes our fleet plan, reflecting Boeing's communications and management's internal expectations.

	Actual Fleet Count		Anticipated Fleet Activity
Aircraft	Dec 31, 2023	Dec 31, 2024	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027
Alaska Airlines Fleet:
B737-700 Freighters	3	3	—	3	—	3	—	3
B737-800 Freighters	1	2	—	2	—	2	—	2
B737-700	11	11	—	11	—	11	—	11
B737-800	59	59	—	59	—	59	—	59
B737-900	12	6	(6)	—	—	—	—	—
B737-900ER	79	79	—	79	—	79	—	79
B737-8	1	5	9	14	6	20	—	20
B737-9	65	72	8	80	—	80	—	80
B737-10	—	—	—	—	3	3	17	20
Total Alaska Airlines Fleet	231	237	11	248	9	257	17	274
Hawaiian Airlines Fleet:
A330-300 Freighters(a)	—	6	4	10	—	10	—	10
A330-200	—	24	—	24	—	24	—	24
A321neo	—	18	—	18	—	18	—	18
B717-200	—	19	—	19	—	19	—	19
B787-9	—	2	3	5	2	7	4	11
Total Hawaiian Airlines Fleet	—	69	7	76	2	78	4	82
Regional Fleet:
E175 operated by Horizon	41	44	3	47	3	50	—	50
E175 operated by third party	42	42	1	43	—	43	—	43
Total Regional Fleet	83	86	4	90	3	93	—	93
Total Air Group Fleet	314	392	22	414	14	428	21	449
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

Recognition of Goodwill and Acquired Assets and Liabilities

To record the value of assets acquired and liabilities assumed as a result of our acquisition of Hawaiian on September 18, 2024, we have performed a purchase price allocation utilizing the best information available to management. Business combination accounting requires management to make assumptions and apply judgment, particularly for those assets acquired and liabilities assumed for which a fair value may not be easily determined by reference to market data, such as the Hawaiian trademark, customer relationships and co-brand credit card agreement. Of the assumptions utilized in valuing the assets and liabilities, the growth rate selected to project future revenues as well as the royalty rate utilized in the valuation of the Hawaiian trademark require a high degree of judgment. Under the relief-from-royalty methodology utilized to derive the value of the trademark, these assumptions have a material impact on the concluded value.

Inputs utilized in the valuation of these assets are subjective and require a high degree of judgment by management. As a result, actual results may differ from the estimates utilized in the valuation. Management will continue to evaluate these estimates and assumptions should new information become available, and may record adjustments to the fair value of the assets acquired and liabilities assumed as soon as practicable, but no later than September 18, 2025.

Alaska Mileage Plan

Alaska's Mileage Plan program awards mileage credits, referred to as miles, to members who fly on our airlines and our airline partners. We also sell services, including miles for transportation, Companion Fare™ certificates, priority boarding, bag fee waivers, and access to our brand and customer lists to major banks that offer Alaska co-branded credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels, and car rental agencies. Outstanding miles may be redeemed for travel on our airlines or eligible airline partners, and for non-airline products such as hotels. The existence of outstanding miles held by Mileage Plan members represents an obligation to provide future travel.
Mileage credits and the various other services we sell under Mileage Plan represent performance obligations that are part of a multiple deliverable revenue arrangement. Accounting guidance requires that we use a relative standalone selling price model to allocate consideration received to the material performance obligations in these contracts. Our relative standalone selling price models are refreshed when contracts originate or are materially modified.

At December 31, 2024, Alaska's Mileage Plan program had 360 billion miles outstanding, resulting in a deferred revenue balance of $2.7 billion. For the year ended December 31, 2024, Mileage Plan revenue recognized from deferred revenue and recorded in passenger revenue was $1.1 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.
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

We review significant Mileage Plan assumptions on an annual basis, or more frequently should circumstances indicate a need, and change our assumptions if facts and circumstances indicate that a change is necessary. We regularly update our breakage estimates for the portion of Mileage Plan mileage credits not expected to be redeemed. These estimates are based upon statistical analyses of historical data. A hypothetical 1% change in the amount of outstanding miles estimated to be redeemed would result in an approximately $12 million impact on annual revenue recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to commodity (fuel) prices, interest rates, and foreign currency exchange rates. The adverse effects of potential changes in these market risks are discussed below. In an effort to manage our exposure to these risks, we may enter into derivative contracts from time to time and may revise our derivative portfolio as market conditions change.

The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft fuel

Aircraft fuel costs constitute a significant portion of our operating expense and changes in fuel prices could materially impact the results of operations. A $1 per barrel change in the price of oil equates to approximately $22 million of raw fuel expense annually based on 2024 consumption levels. Said another way, a one-cent change in our fuel price per gallon would have impacted our 2024 raw fuel expense by approximately $9 million.

Interest rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations, which include variable rate instruments, as well as our short-term investment portfolio. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable rate debt held during 2024 would have correspondingly changed our net earnings and cash flows associated with these items by $10 million. Our variable rate debt represents approximately 41% and 39% of our total long-term debt as of December 31, 2024 and December 31, 2023. Approximately $567 million of our total variable rate notes payable were effectively fixed via interest rate swaps at December 31, 2024.

Our exposure to interest rate variability is further mitigated through our variable rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2024, interest income would increase by approximately $14 million.

Foreign currency

We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have certain debt denominated and paid in foreign currencies. This exposure is primarily associated with the Japanese Yen, Australian Dollar, Canadian Dollar, and Mexican Peso.

To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Australian Dollar, Canadian Dollar, Japanese Yen, and Mexican Peso would result in a change in annual pretax income (loss) of approximately $35 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Fair value of trademark acquired in a business combination

As discussed in Notes 2 and 4 to the consolidated financial statements, on September 18, 2024, the Company completed its acquisition of Hawaiian Holdings, Inc. for approximately $977 million in cash consideration. The transaction was accounted for using the acquisition method of accounting and the purchase price was allocated to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. The fair value of the Hawaiian trademark intangible asset, which represents the right to use the Hawaiian trade name, was determined using the relief from royalty method. This involved the use of key inputs and assumptions such as the royalty rate and projected revenue growth rate. The preliminary acquisition-date fair value of the trademark intangible asset recorded by the Company was $390 million.

We identified the evaluation of the estimated acquisition-date fair value of the Hawaiian trademark intangible asset as a critical audit matter. A high degree of subjective auditor judgment and specialized skills and knowledge were required to evaluate the royalty rate and projected revenue growth rate used to value the trademark intangible asset. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the trademark intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s purchase accounting process, including controls related to the development and selection of the royalty rate and projected revenue growth rate used to estimate the acquisition-date fair value of the Hawaiian trademark intangible asset. We performed sensitivity analyses over the projected revenue growth rate to assess the impact of changes in the assumption on the Company’s determination of fair value, and we evaluated the reasonableness of the projected revenue growth rate by comparing it to historical Hawaiian results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in: (1) evaluating the reasonableness of the projected revenue growth rate by comparing it to certain macroeconomic trend data, such as gross domestic product and inflation, and (2) evaluating the royalty rate by comparing it against a range of royalty rates that was independently developed using publicly-available market data for comparable airline industry trademarks, as well as to royalty rates from other comparable valuations.

Assessment of Mileage Plan model

As discussed in Note 3 to the consolidated financial statements, the Company has a Mileage Plan loyalty program which provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. The Company utilizes a complex model to account for the Mileage Plan program, which involves numerous inputs and assumptions. Deferred revenues related to the Mileage Plan program were $2.7 billion as of December 31, 2024. Associated Mileage Plan revenues recognized from deferred revenue and recorded in passenger revenue were $1.1 billion for the year ended December 31, 2024.

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

Seattle, Washington
February 14, 2025

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,201	$281
Restricted cash	29	—
Marketable securities	1,274	1,510
Total cash, restricted cash, and marketable securities	2,504	1,791
Receivables - net	558	383
Inventories and supplies - net	199	116
Prepaid expenses	307	176
Other current assets	192	239
Total Current Assets	3,760	2,705

Property and Equipment
Aircraft and other flight equipment	12,273	10,425
Other property and equipment	2,173	1,814
Deposits for future flight equipment	883	491
	15,329	12,730
Less accumulated depreciation and amortization	(4,548)	(4,342)
Total Property and Equipment - Net	10,781	8,388

Other Assets
Operating lease assets	1,296	1,195
Goodwill	2,724	1,943
Intangible assets - net	873	90
Other noncurrent assets	334	292
Total Other Assets	5,227	3,520

Total Assets	$19,768	$14,613

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions, except share amounts)	2024	2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$186	$207
Accrued wages, vacation and payroll taxes	1,001	584
Air traffic liability	1,712	1,136
Other accrued liabilities	997	800
Deferred revenue	1,592	1,221
Current portion of long-term debt	442	289
Current portion of operating lease liabilities	207	158
Current portion of finance lease liabilities	8	64
Total Current Liabilities	6,145	4,459

Noncurrent Liabilities
Long-term debt, net of current portion	4,491	2,182
Operating lease liabilities, net of current portion	1,198	1,125
Finance lease liabilities, net of current portion	47	—
Deferred income taxes	934	695
Deferred revenue	1,664	1,382
Obligation for pension and post-retirement medical benefits	460	362
Other liabilities	457	295
Total Noncurrent Liabilities	9,251	6,041

Commitments and Contingencies (Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2024 - 141,449,174 shares; 2023 - 138,960,830 shares, Outstanding: 2024 - 123,119,199 shares; 2023 - 126,090,353 shares	1	1
Capital in excess of par value	811	695
Treasury stock (common), at cost: 2024 - 18,329,975 shares; 2023 - 12,870,477 shares	(1,131)	(819)
Accumulated other comprehensive loss	(239)	(299)
Retained earnings	4,930	4,535
Total Shareholders' Equity	4,372	4,113
Total Liabilities and Shareholders' Equity	$19,768	$14,613

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2024	2023	2022
Operating Revenue
Passenger revenue	$10,654	$9,526	$8,808
Loyalty program other revenue	733	648	590
Cargo and other revenue	348	252	248
Total Operating Revenue	11,735	10,426	9,646

Operating Expenses
Wages and benefits	3,588	3,041	2,640
Variable incentive pay	358	200	257
Aircraft fuel, including hedging gains and losses	2,506	2,641	2,668
Aircraft maintenance	620	488	424
Aircraft rent	207	208	291
Landing fees and other rentals	781	680	581
Contracted services	444	389	329
Selling expenses	349	303	295
Depreciation and amortization	583	451	415
Food and beverage service	287	241	197
Third-party regional carrier expense	243	218	182
Other	854	729	717
Special items - operating	345	443	580
Total Operating Expenses	11,165	10,032	9,576
Operating Income	570	394	70

Non-operating Income (Expense)
Interest income	101	80	53
Interest expense	(171)	(121)	(108)
Interest capitalized	29	27	14
Special items - net non-operating	16	(18)	—
Other - net	—	(39)	50
Total Non-operating Income (Expense)	(25)	(71)	9
Income Before Income Tax	545	323	79
Income tax expense	150	88	21
Net Income	$395	$235	$58

Basic Earnings Per Share	$3.13	$1.84	$0.46
Diluted Earnings Per Share	$3.08	$1.83	$0.45
Weighted Average Shares Outstanding used for computation:
Basic	126.136	127.375	126.657
Diluted	128.372	128.708	127.899

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2024	2023	2022

Net Income	$395	$235	$58
Other comprehensive income (loss), net of tax
Marketable securities	19	46	(76)
Employee benefit plans	40	48	(67)
Interest rate derivative instruments	1	(5)	17
Total other comprehensive income (loss), net of tax	60	89	(126)

Total Comprehensive Income (Loss), net of tax	$455	$324	$(68)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2021	125.906	$1	$494	$(674)	$(262)	$4,242	$3,801
2022 net income	—	—	—	—	—	58	58
Other comprehensive loss	—	—	—	—	(126)	—	(126)
Stock-based compensation	0.017	—	35	—	—	—	35
Stock issued for employee stock purchase plan	1.293	—	54	—	—	—	54
Stock issued under stock plans	0.318	—	(6)	—	—	—	(6)
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
2023 net income	—	—	—	—	—	235	235
Other comprehensive income	—	—	—	—	89	—	89
Common stock repurchase	(3.521)	—	—	(145)	—	—	(145)
Stock-based compensation	0.017	—	60	—	—	—	60
Stock issued for employee stock purchase plan	1.855	—	59	—	—	—	59
Stock issued under stock plans	0.205	—	(1)	—	—	—	(1)
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
2024 net income	—	—	—	—	—	395	395
Other comprehensive income	—	—	—	—	60	—	60
Common stock repurchase	(5.460)	—	—	(312)	—	—	(312)
Stock-based compensation	0.013	—	52	—	—	—	52
Stock issued for employee stock purchase plan	2.219	—	66	—	—	—	66
Stock issued under stock plans	0.257	—	(2)	—	—	—	(2)
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$395	$235	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583	451	415
Stock-based compensation and other	63	85	42
Special items	(70)	422	496
Changes in certain assets and liabilities:
Changes in deferred income taxes	135	81	22
(Increase) decrease in accounts receivable	(128)	(19)	(45)
Increase (decrease) in air traffic liability	63	(44)	17
Increase in deferred revenue	116	106	139
Federal income tax refund	—	—	295
Other - net	307	(267)	(21)
Net cash provided by operating activities	1,464	1,050	1,418
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(817)	(1,055)	(1,272)
Other flight equipment	(171)	(197)	(208)
Other property and equipment	(293)	(242)	(191)
Acquisition of Hawaiian, net of cash acquired	(659)	—	—
Supplier proceeds	162	—	—
Purchases of marketable securities	(832)	(536)	(1,797)
Sales and maturities of marketable securities	1,761	1,152	2,252
Other investing activities	215	(86)	(2)
Net cash used in investing activities	(634)	(964)	(1,218)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	2,310	411	—
Long-term debt payments	(1,915)	(282)	(385)
Common stock repurchases	(312)	(137)	—
Other financing activities	36	(139)	60
Net cash provided by (used in) financing activities	119	(147)	(325)
Net increase (decrease) in cash and cash equivalents	949	(61)	(125)
Cash, cash equivalents, and restricted cash at beginning of period	308	369	494
Cash, cash equivalents, and restricted cash at end of period	$1,257	$308	$369

Year Ended December 31 (in millions)	2024	2023	2022
Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$148	$105	$71
Income taxes, net of refunds received	22	15	—

Non-cash transactions:
Right-of-use assets acquired through operating leases	$35	$178	$461
Operating leases converted to finance leases	—	505	—
Property and equipment acquired through the issuance of debt	68	179	—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,201	$281	$338
Restricted cash	29	—	—
Restricted cash included in Other noncurrent assets	27	27	31
Total cash, cash equivalents, and restricted cash at end of period	$1,257	$308	$369
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The consolidated financial statements include the accounts of Alaska Air Group (Air Group, or "the Company"), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska), Horizon Air Industries, Inc. (Horizon), and Hawaiian Holdings, Inc. (Hawaiian) (starting September 18, 2024). Purchase accounting impacts resulting from the Hawaiian acquisition are included as of September 18, 2024. Prior periods do not include Hawaiian results. The consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

Use of estimates

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and their preparation requires the use of management's estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties.

Cash, cash equivalents, and restricted cash

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper, and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $7 million and $14 million at December 31, 2024 and 2023, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

Restricted cash primarily includes funds held in a controlled account for debt service associated with Alaska's loyalty and intellectual brand offering. The Company also has certain restricted cash balances used to guarantee various letters of credit, self-insurance programs, or other contractual rights. The Company has both current and non-current restricted cash balances, which are presented in the consolidated balance sheets within Restricted cash and Other noncurrent assets. They are carried at cost, which approximates fair value.

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

The Company evaluates the investment portfolio on a quarterly basis for expected credit losses. The Company uses a systematic methodology that groups assets by relevant market sector, and considers available quantitative and qualitative evidence in evaluating potential allowances for credit losses. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market and industry conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, the Company's intent and ability to hold, or plans to sell, the investment. In the event a decline in fair value is determined to be the result of an expected credit loss, an allowance is recorded to Other - net in the consolidated statements of operations.

Management does not believe any unrealized losses are the result of expected credit losses based on the Company's evaluation of available evidence as of December 31, 2024.

Receivables - net

Receivables primarily consist of amounts due from credit card processors for the sale of passenger tickets, from affinity card partners and from other partners for the purchase of miles under the Company's loyalty programs, from Amazon for reimbursable expenses under the ATSA, and from taxing authorities for certain tax receivables. Given the nature of these receivables, reserves are immaterial to the overall balance.

Inventories and supplies - net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies - net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $90 million and $60 million at December 31, 2024 and 2023. Removals from the reserve in 2024 were immaterial. Inventory and supplies - net also includes fuel inventory of $30 million and $31 million at December 31, 2024 and 2023. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, equipment, and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 717-200 aircraft	3 to 4 years	10%
Boeing 737 aircraft	20 to 25 years	10%
Boeing 787-9 aircraft	25 years	10%
Airbus A321neo aircraft	18 to 20 years	10%
Airbus A330 aircraft	11 to 15 years	10%
Embraer E175 aircraft	20 years	10%
Buildings	30 to 40 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3 to 5 years	—%
Other furniture and equipment	3 to 10 years	—%

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

The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment in the consolidated balance sheets, was $155 million and $66 million million at December 31, 2024 and 2023, respectively. Amortization expense related to computer software was $47 million, $25 million, and $17 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Aircraft maintenance deposits

Certain leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes accounting maintenance deposits as assets on the balance sheet using estimates of the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. As of December 31, 2024, total aircraft maintenance deposits recorded on the consolidated balance sheets was $56 million, with $42 million included in Other current assets and $14 million included in Other noncurrent assets, compared to $70 million included in Other current assets as of December 31, 2023.

Any expense associated with aircraft maintenance deposits which may not ultimately be claimable in the standard course of operating the aircraft is included in Aircraft maintenance in the consolidated statements of operations. Following the Company's decision in early 2022 to exit the Virgin America Airbus fleet before contractual return timelines, expense associated with aircraft maintenance deposits, including impairment of those deposits which will not be claimed, was recognized ratably over the remaining operating period of the respective aircraft, and classified within Special items - operating in the consolidated statements of operations. See Note 16 for further discussion of these special items.

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

As leased aircraft are returned, payments made reduce the outstanding lease return liability. As of December 31, 2024, the total outstanding liability was $74 million, with $20 million included in Other accrued liabilities and $54 million included in Other liabilities, compared to $112 million included in Other accrued liabilities as of December 31, 2023.

Expense associated with lease returns in the standard course of operating the aircraft is included in Aircraft maintenance in the consolidated statements of operations. Expense associated with lease returns when aircraft are permanently parked or anticipated to be removed from the fleet before its contractual return date is recorded as a charge at the date the aircraft is permanently parked, regardless of contractual return date, and is classified within Special items - operating in the consolidated statements of operations. Refer to Note 16 for further discussion of these special items.

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

In addition to selling tickets on its own marketed flights, Alaska and Hawaiian have interline and codeshare agreements with partner airlines under which it sells multi-city tickets with one or more segments of the trip flown by a partner airline, or it operates a connecting flight sold by a partner airline. Each segment in a connecting flight represents a separate performance obligation. Revenue on segments sold and operated by the Company is recognized as Passenger revenue in the gross amount of the allocated ticket price when the travel occurs, while the commission paid to the partner airline is recognized as a selling expense when the related transportation is provided. Revenue on segments operated by a partner airline is deferred for the full amount of the consideration received at the time the ticket is sold and, once the segment has been flown the Company records the net amount, after compensating the partner airline, as Cargo and other revenue.

A portion of revenue from our loyalty programs is recorded in Passenger revenue. As members are awarded mileage credits on flown tickets, these credits become a distinct performance obligation to the Company. The Company allocates the transaction price to each performance obligation identified in a passenger ticket contract on a relative standalone selling price basis. The standalone selling price for loyalty mileage credits issued is discussed in the Loyalty mileage credits section of this Note below. The amount allocated to the mileage credits is deferred on the balance sheet. Once a member travels using a travel award redeemed with mileage credits on one of the Company's airline carriers, the revenue associated with those mileage credits is recorded as Passenger revenue.

Taxes collected from passengers, including transportation excise taxes, airport and security fees, and other fees, are recorded on a net basis within Passenger revenue in the consolidated statements of operations.

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from affinity credit card partners represent $444 million and $243 million on the consolidated balance sheets as of December 31, 2024 and 2023.

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

Loyalty mileage credits

The Company’s loyalty programs provide travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Alaska Airlines Visa Signature and Hawaiian Airlines World Elite Mastercard co-branded credit cards and purchases from other participating partners. Outstanding mileage credits have no expiry date. The Company offers redemption of mileage credits through free, discounted, or upgraded air travel on flights operated by Alaska, Hawaiian, and its regional partners or on one of its 31 partners, as well as redemption at partner hotels.

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

The total deferred revenue liability included on the consolidated balance sheets represents the remaining transaction price that has been allocated to loyalty program performance obligations not yet satisfied by the Company. In general, the current amounts will be recognized as revenue within 12 months and the long-term amounts will be recognized as revenue over a period of approximately three to four years. This period of time represents the average time that members have historically taken to earn and redeem miles.

Mileage credits are combined into one homogeneous pool and are not specifically identifiable once deposited. As such, loyalty revenue disclosed earlier in this Note comprises miles that were part of the deferred revenue and liabilities balances at the beginning of the period and miles that were issued during the period.

Co-branded credit card agreements and other

In addition to mileage credits, the co-branded credit card agreements, referred to herein as the Agreements, also include, depending on the airline, performance obligations for waived bag fees, Companion Fare offers to purchase an additional ticket at a discount, other discounts and purchase credits, marketing, priority boarding, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and loyalty program member lists), which is the predominant element in the Agreements. The co-branded card bank partners are the customer for some elements, including the brand and marketing, while the members of the loyalty programs are the customer for other elements such as mileage credits, bag waivers, priority boarding, and other discounted travel.

At the inception of the Agreements, management estimated the selling price of each of the performance obligations. The objective was to determine the price at which a sale would be transacted if the product or service was sold on a stand-alone basis. The Company determined its best estimate of selling price for each element by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded, and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Agreements in order to determine the allocation of proceeds to each of the multiple deliverables. The estimates of the standalone selling prices of each element do not change subsequent to the original valuation of the contract unless the contract is materially modified, but the allocation between elements may change based upon the actual and updated projected volumes of each element delivered during the term of the contract.

Consideration received from the bank partners is variable and is primarily from consumer spend on the cards, among other items. The Company allocates consideration to each of the performance obligations, including mileage credits, waived bag fees, companion fares, and brand and marketing, using their relative standalone selling price. Because the performance obligation related to providing use of intellectual property including the brand is satisfied over time, it is recognized in Loyalty program other revenue in the period that those elements are sold. The Company records passenger revenue related to the air transportation and certificates for discounted companion travel when the transportation is delivered.

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

Partner airline loyalty

The Company's airlines have interline and loyalty arrangements with certain airlines whereby its members may earn and redeem miles on those airlines, and members of a partner airline’s loyalty program may earn and redeem loyalty program credits on flights operated by our airlines. When a member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company which is deferred until credits are redeemed. When a member redeems credits on a partner airline, the Company pays a contractually agreed upon fee to the other airline, which is netted against the revenue recognized associated with the award travel. When a member of a partner airline redeems loyalty program credits on the Company's airlines, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns loyalty program credits on our flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

Aircraft and engine maintenance expense

Maintenance and repairs on our aircraft are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Certain contractual commitments require monthly payments based upon utilization, such as flight hours, cycles, and age of the aircraft. In turn, these maintenance agreements may transfer certain risks to the third-party service provider. Alaska, Hawaiian, and Horizon have contracts for maintenance on certain aircraft engines, avionics, landing systems, and other components.

Selling costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems booking fees, are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $50 million and $35 million as of December 31, 2024 and December 31, 2023. The Company recorded related expense on the consolidated statements of operations of $387 million, $334 million and $311 million for the twelve months ended December 31, 2024, 2023, and 2022.

Advertising expenses

The Company's advertising expenses include advertising, sponsorship, and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $97 million, $78 million, and $85 million during the years ended December 31, 2024, 2023, and 2022.

Derivative financial instruments

The Company's operations are significantly impacted by changes in aircraft fuel prices and interest rates. In an effort to manage exposure to these risks, the Company has entered into fuel and interest rate derivative instruments. These instruments qualify as cash flow hedges and are recognized at fair value on the balance sheet. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the instrument, the ineffective portion of the hedge is recognized in interest expense, if material. Cash flows related to these derivative instruments are classified as operating cash flows within the consolidated statements of cash flows.

Income taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2024, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

See Note 8 to the consolidated financial statements for more discussion of income taxes.

Stock-based compensation

The Company grants equity awards to directors, officers, and employees in exchange for services. Equity awards are measured based on the fair value of the award as of the grant date. Expense is recognized over the award's requisite service period, which is generally the vesting period of the award. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity awards earned based on performance or upon occurrence of a contingent event, expected performance achievement of the awards will be estimated and related compensation expense is recorded over the service period. An adjustment is recorded to compensation expense if the expected performance achievement changes. Stock-based compensation expense for officers and employees is recorded in wages and benefits in the consolidated statements of operations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220), which requires public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have adopted this guidance, which did not have an impact on our financial statements. Adoption of the standard resulted in modifications to our reportable segment disclosures, which can be found in Note 14 to our consolidated financial statements.

NOTE 2. ACQUISITION OF HAWAIIAN HOLDINGS, INC.

On September 18, 2024, the Company completed its acquisition of Hawaiian Holdings, Inc. The Company paid shareholders $18.00 per share, or approximately $936 million, in cash for 100% of the outstanding voting shares of Hawaiian. An additional $41 million was paid in cash for change in control payments and settlement of accelerated and vested awards, resulting in total consideration of $977 million. The combination brings together two complementary networks and expands consumer choice across Hawai'i, the West Coast, and international destinations. Along with enhanced network utility, the combined carriers' diversified product offerings and focus on high quality service and operational performance enhance Air Group's competitive position.

The results of Hawaiian are included in the consolidated financial statements beginning September 18, 2024. For the period from the acquisition date to December 31, 2024, revenue and net loss from Hawaiian recognized in the Company's consolidated results of operations was $869 million and $113 million, respectively. This net loss figure includes merger-related costs that were classified as special items.

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

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using a market basis, relief from royalty, or multi-period excess earnings approach. As of December 31, 2024, the determination of fair values of property and equipment, certain liabilities included in other accrued liabilities and other liabilities, goodwill, intangible assets, and deferred income taxes was substantially complete, but is still considered provisional. Management will continue to evaluate estimates and assumptions utilized to calculate fair value as new information is received, and will adjust amounts recorded as necessary up to one year following transaction close. Fair value adjustments made since the quarter ended September 30, 2024 resulting from management's evaluation of additional information received and refinement of estimates subsequent to transaction close are illustrated below.

Provisional fair values of the assets acquired and the liabilities assumed as of the acquisition date, September 18, 2024, as of December 31, 2024 and September 30, 2024 were as follows:

(in millions)	December 31, 2024	September 30, 2024
Cash and cash equivalents	$286	$286
Restricted cash	27	27
Marketable securities	674	674
Receivables	110	110
Inventories and supplies	75	75
Prepaid expenses and other	77	77
Property and equipment	1,947	1,925
Operating lease assets	228	239
Intangible assets	799	799
Goodwill	781	761
Other noncurrent assets	97	97
Total assets	5,101	5,070

Accounts payable	57	57
Air traffic liability	513	513
Other accrued liabilities	331	331
Deferred revenue - current	229	229
Current portion of operating lease liabilities	65	65
Current portion of long-term debt and finance leases	144	144
Long-Term Debt, net of current portion	1,932	1,932
Long-term operating lease liabilities, net of current portion	234	235
Deferred income taxes	90	58
Deferred revenue - noncurrent	308	308
Obligations for pension and post-retirement medical benefits	153	153
Other liabilities	68	68
Total liabilities	4,124	4,093

Total purchase price	$977	$977

Intangible assets

	Fair Value	Weighted Average Amortization Period
	(in millions)	(in years)
Customer Relationships	$285	18
Co-brand Partnerships	122	3
Total finite-lived intangible assets	407
Hawaiian Trademark	390	N/A
Slots	2	N/A
Total intangible assets	$799

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

Goodwill

Goodwill of $781 million represents the excess of the purchase price over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. Goodwill is not amortized, but instead is reviewed for impairment at least annually, or more frequently when events or circumstances indicate that impairment may exist. Neither goodwill recognized, nor any potential future impairment charges, are deductible for income tax purposes.

Merger-related costs

In 2024, the Company incurred costs directly attributable to the merger activities of $208 million. These costs are presented within Special items - operating within the consolidated statements of operations. Refer to Note 16 for further information on special items. The Company expects to continue to incur merger-related costs in 2025 as integration work continues.

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

The pro forma information includes adjustments for merger-related costs of $227 million assumed to have been incurred on January 1, 2023.

	Twelve Months Ended December 31,
(in millions)	2024	2023
Revenue	$13,779	$13,142
Net income (loss)	265	(235)

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from Alaska's Mileage Plan program and Hawaiian's HawaiianMiles program. Loyalty program other revenue includes brand and marketing revenue from the Alaska Airlines Visa Signature and Hawaiian Airlines World Elite Mastercard co-branded credit cards and other partners, and certain interline loyalty program revenue, net of commissions. Cargo and other revenue comprises freight and mail revenue, including services provided to Amazon under the ATSA, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The level of detail within the Company’s consolidated statements of operations and in this note depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Revenue

Passenger revenue recognized in the consolidated statements of operations:

	Twelve Months Ended December 31,
(in millions)	2024	2023	2022
Passenger ticket revenue, net of taxes and fees	$8,926	$8,016	$7,430
Passenger ancillary revenue	548	476	447
Loyalty program passenger revenue	1,180	1,034	931
Total Passenger revenue	$10,654	$9,526	$8,808

Domestic passenger revenue includes operations in the U.S., including Neighbor Island routes, and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, Belize, and Bahamas. Pacific passenger revenue includes operations in the South Pacific, Australia, New Zealand, and Asia. The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation):

	Twelve Months Ended December 31,
(in millions)	2024	2023	2022
Domestic	$9,831	$8,938	$8,326
Latin America	677	588	482
Pacific	146	—	—
Total Passenger revenue	$10,654	$9,526	$8,808

Loyalty Program Revenue

Loyalty Program revenue included in the consolidated statements of operations:

	Twelve Months Ended December 31,
(in millions)	2024	2023	2022
Loyalty program passenger revenue	$1,180	$1,034	$931
Loyalty program other revenue	733	648	590
Total Loyalty program revenue	$1,913	$1,682	$1,521

Cargo and Other Revenue

Cargo and other revenue included in the consolidated statements of operations:

	Twelve Months Ended December 31,
(in millions)	2024	2023	2022
Cargo revenue	$169	$128	$133
Other revenue	179	124	115
Total Cargo and other revenue	$348	$252	$248

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $766 million and $823 million from the 2023 and 2022 year-end air traffic liability balance during the twelve months ended December 31, 2024 and 2023. The amount recognized in 2024 from the prior year-end air traffic liability balance does not include Hawaiian passenger revenue as the $513 million in air traffic liability assumed from Hawaiian on September 18, 2024 was not included within the Company's prior year-end balance.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from the affinity card partners and from other partners as mileage credits are sold until the payments are collected. The Company had $118 million and $102 million of such receivables as of December 31, 2024 and December 31, 2023.

The table below presents a roll forward of the total loyalty program liability:

	Twelve Months Ended December 31,
(in millions)	2024	2023
Total Deferred Revenue balance at January 1	$2,603	$2,497
Deferred revenue acquired from Hawaiian as of September 18	537	—
Travel miles and companion certificate redemption - Passenger revenue	(1,124)	(974)
Miles redeemed on partner airlines - Loyalty program other revenue	(160)	(117)
Increase in liability for mileage credits issued	1,400	1,197
Total Deferred Revenue balance at December 31	$3,256	$2,603

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisitions of Hawaiian Airlines and Virgin America, and is not amortized. The total balance of goodwill is associated with the Alaska Airlines and Hawaiian Airlines reporting units and increased by $781 million from $1.9 billion to $2.7 billion during 2024 due to the acquisition of Hawaiian. The Company reviews goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that an impairment may exist. The assessment utilizes either a qualitative or quantitative approach. The qualitative approach considers factors such as Alaska Air Group market capitalization and other market trends, and unobservable inputs, including Company specific cash flow and performance information. If it is determined that it is more likely than not that the asset may be impaired, management utilizes a quantitative approach to assess the asset's fair value and the amount of impairment and a charge may be recorded. In 2024, the fair value of the Alaska Airlines and Hawaiian Airlines reporting units exceeded their carrying value.

Intangible assets

The Company has intangible assets that were recognized with the acquisitions of Hawaiian Airlines and Virgin America. Indefinite-lived intangibles are recorded at fair value upon acquisition and are not amortized, but are tested at least annually for impairment using a similar methodology to goodwill, as described above. Purchased intangible assets with finite lives are recorded at cost, net of accumulated amortization. The Company amortizes its intangible assets on a straight-line basis over an estimated useful life.

Refer to Note 2 for additional discussion of intangible assets acquired with the purchase of Hawaiian in 2024.

Amortization of acquired intangible assets is as follows:

	December 31, 2024		December 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer Relationships	$285	$5	$—	$—
Co-brand Partnerships	122	11	—	—
Hawaiian Trademark	390	—	—	—
Slots	92	—	90	—
Intangible assets	$889	$16	$90	$—

Amortization expense of intangible assets was $16 million in 2024, $5 million in 2023, and $5 million in 2022. Projected amortization expense for 2025, 2026, 2027, 2028, and 2029 is $56 million, $56 million, $45 million, $16 million, and $16 million, respectively.

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

Fair value of financial instruments on a recurring basis
As of December 31, 2024, cost basis and fair value for marketable securities was $1.3 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of December 31, 2024.

Fair values of financial instruments on the consolidated balance sheet:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$292	$—	$—	$292
Equity mutual funds	7	—	—	7
Asset-backed securities	—	127	7	134
Mortgage-backed securities	—	112	—	112
Corporate notes and bonds	—	696	2	698
Municipal securities and other	—	31	—	31
Total Marketable securities	299	966	9	1,274
Derivative instruments
Interest rate swap agreements	—	9	—	9
Total Assets	$299	$975	$9	$1,283

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$387	$—	$—	$387
Equity mutual funds	5	—	—	5
Foreign government bonds	—	10	—	10
Asset-backed securities	—	192	—	192
Mortgage-backed securities	—	115	—	115
Corporate notes and bonds	—	763	—	763
Municipal securities and other	—	38	—	38
Total Marketable securities	392	1,118	—	1,510
Derivative instruments
Fuel hedge contracts - call options	—	11	—	11
Interest rate swap agreements	—	8	—	8
Total Assets	$392	$1,137	$—	$1,529

Activity and maturities for marketable securities

Maturities for marketable securities:

December 31, 2024 (in millions)	Cost Basis	Fair Value
Due in one year or less	$461	$460
Due after one year through five years	720	705
Due after five years through ten years	95	92
Due after ten years	10	9
No maturity date	5	8
Total	$1,291	$1,274

Proceeds from sales and maturities of marketable securities were $1.8 billion, $1.2 billion, and $2.3 billion in 2024, 2023, and 2022.

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $876 million of certain variable-rate and fixed-rate debt, including PSP notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt:

(in millions)	December 31, 2024	December 31, 2023
Fixed-rate debt	$2,946	$1,515

Estimated fair value	$2,844	$1,382

Fuel hedge contracts: Alaska has open crude oil call option positions covering 20 million gallons that will settle through March 2025. Hawaiian has open crude oil call option positions covering 47 million gallons that will settle through September 2025. The estimated fair value of fuel hedge contracts on the consolidated balance sheets was not material as of December 31, 2024 compared to $11 million as of December 31, 2023. Losses recognized in aircraft fuel expense were $10 million, compared to losses of $62 million in 2023 and gains of $93 million in 2022. Net cash proceeds for fuel hedge positions were not material in 2024, compared to net cash paid of $29 million in 2023 and net cash received of $130 million in 2022.

Interest rate swap agreements: The Company had interest rate swap agreements with third parties on $567 million of debt, inclusive of $375 million in swaps executed in 2024. The estimated fair value of interest rate swap agreements on the consolidated balance sheets was $9 million as of December 31, 2024 compared to $8 million as of December 31, 2023. Fair value adjustments recognized in other comprehensive income were not material in 2024, compared to losses of $7 million in 2023, and gains of $23 million in 2022. Gains recognized in interest expense were $7 million in 2024, compared to gains of $8 million in 2023, and losses of $2 million in 2022. The Company expects to reclassify $5 million from other comprehensive income into interest income within the next twelve months.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded in 2024.

NOTE 6. DEBT

Debt obligations on the consolidated balance sheet:

(in millions)	2024	2023
Fixed-rate notes payable due through 2029	$56	$80
Fixed-rate PSP notes payable due through 2031	688	600
Fixed-rate EETCs payable due through 2027	864	835
Fixed-rate Japanese Yen denominated notes payable due through 2031	88	—
Variable-rate notes payable due through 2036	1,283	971
Loyalty financing, variable-rate term loan facility due through 2031	750	—
Loyalty financing, fixed-rate notes due through 2029 and 2031	1,250	—
Less debt issuance costs	(46)	(15)
Total debt	4,933	2,471
Less current portion	442	289
Long-term debt, less current portion	$4,491	$2,182

Weighted-average fixed-interest rate	3.9%	3.4%
Weighted-average variable-interest rate	6.3%	6.8%

Approximately $567 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2024, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.7%.

Loyalty financing

In 2024, the Company, through a wholly-owned subsidiary, raised debt collateralized by assets associated with Alaska's Mileage Plan program. The proceeds consisted of $625 million of 5.021% Senior Secured Notes due 2029, $625 million of 5.308% Senior Secured Notes due 2031, and a variable rate term loan facility of $750 million, which was fully drawn as of December 31, 2024. These agreements contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. Failure to comply with these covenants may result in early repayment, in whole or in part, of the financing.

Other financing

In addition to the loyalty financing described above, $415 million in new debt was issued by multiple lenders and sources. $347 million is secured by a combination of aircraft and flight simulators. Additionally, $68 million was incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the consolidated statements of cash flows.

During the year, the Company prepaid $1.6 billion in debt acquired with the Hawaiian acquisition and made other debt payments of $314 million.

Subsequent to year end, Horizon executed an agreement to finance E175 aircraft scheduled to be delivered in 2025 and 2026. The financing, which covers a portion of the total aircraft cost and is secured by the aircraft, is funded upon each delivery and will total up to $146 million over the duration of the agreement.

Debt maturity

At December 31, 2024, long-term debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total(a)
2025	$460
2026	502
2027	699
2028	209
2029	775
Thereafter	2,364
Total Principal Payments	$5,009
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

In 2024, Alaska and Hawaiian entered into an agreement to upsize their existing revolving credit facilities. The combined facility is for $850 million, expires in September 2029, and is secured by a combination of Air Group aircraft, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of December 31, 2024, the Company had no outstanding borrowing under this facility.

Alaska has a second credit facility for $76 million, expiring in June 2025, and is secured by aircraft. Alaska has secured letters of credit against this facility.

Both credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. Alaska and Hawaiian were in compliance with this covenant at December 31, 2024.

NOTE 7. LEASES

The Company leases property and equipment in the normal course of business under operating and finance leases. Leased assets are categorized into four asset classes: aircraft, capacity purchase arrangements for aircraft operated by third-party carriers (CPA aircraft), airport and terminal facilities, and corporate real estate and other equipment. Operating rent expense is recognized on a straight-line basis over the term of the lease.

As most leases do not provide a readily determinable implicit interest rate, the Company typically utilizes the incremental borrowing rate (IBR) based on information available at the commencement date of the lease to determine the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate.

Aircraft and engines

At December 31, 2024, Alaska had leases for 10 B737-800 aircraft, 2 B737-800 freighter aircraft, and 14 B737-9 aircraft. Hawaiian had leases for 12 A330-200 aircraft and 4 A321-200neo aircraft. Of these leases, 2 are accounted for as finance leases, while the others are accounted for as operating leases. Alaska and Hawaiian lease 4 aircraft engines that are accounted for as operating leases. Hawaiian also leases 6 A330-300 freighter aircraft under the ATSA, but because Hawaiian does not have the right to control the use of the aircraft, the aircraft are not accounted for as leases in the consolidated financial statements. Remaining lease terms for Alaska's and Hawaiian's aircraft and engines range from 1 to 11 years. Some leases have options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2024, Alaska had a CPA with SkyWest covering 42 E175 aircraft. Under this agreement, Alaska pays the carrier an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Alaska's CPA with Horizon, a wholly owned subsidiary, does not involve any leased aircraft.

The CPA aircraft have remaining lease terms ranging from 5 years to 10 years. Financial arrangements of the CPA include a fixed component, representing the costs to operate each aircraft which is capitalized. The CPA also includes variable rent based on actual levels of flying, which is expensed as incurred.

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

The Company leases twelve airport slots at LaGuardia Airport, eight airport slots at Reagan National Airport, and one airport gate at Dallas Love Field to third parties.

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, training centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including leased data center space and ground equipment.

Lease position

Lease-related assets and liabilities recorded on the consolidated balance sheet was as follows:

(in millions)	Balance Sheet Presentation	2024	2023
Assets
Operating lease assets	Operating lease assets	$1,296	$1,195
Finance lease assets	Property and equipment, net	53	—
Total lease assets		$1,349	$1,195

Liabilities
Current
Operating	Current portion of operating lease liabilities	$207	$158
Finance	Current portion of finance lease liabilities	8	64
Noncurrent
Operating	Operating lease liabilities, net of current portion	1,198	1,125
Finance	Finance lease liabilities, net of current portion	47	—
Total lease liabilities		$1,460	$1,347

Weighted-average remaining lease term (in years)
Operating leases		8.9	9.6
Finance leases		6.5	0
Weighted-average discount rate
Operating leases		6.4%	6.2%
Finance leases		6.3%	—%

Components of lease expense

The components of lease expense for operating and finance leases were as follows:

(in millions)	2024	2023	2022
Expense
Operating lease cost(a)	$217	$218	$290
Amortization of finance lease assets	2	—	—
Interest on finance lease liabilities	1	—	—
Variable and short-term lease costs(a)	557	472	418
Total lease expense	777	690	708
Revenue
Lease revenue(b)	(15)	(15)	(15)
Net lease impact	$762	$675	$693
(a) Presented within Aircraft rent and Landing fees and other rentals in the consolidated statements of operations
(b) Presented within Cargo and other revenue in the consolidated statements of operations

Supplemental cash flow information

The cash paid for leases was as follows:

(in millions)	2024	2023	2022
Operating cash flows for operating leases	241	348	354
Financing cash flows for finance leases(a)	31	211	—
(a) Primarily consists of payments made for A321neo finance leases, with associated expenses recognized within Special items - operating in the consolidated statements of operations.

Maturities of lease liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2024:

	Operating Leases		Finance Leases
(in millions)	Aircraft(a)	Other	Aircraft(a)	Other
2025	$258	$28	$11	$—
2026	248	26	11	—
2027	219	20	11	—
2028	199	18	11	—
2029	183	15	11	—
Thereafter	449	215	6	7
Total Lease Payments(a)	1,556	322	61	7
Less: Imputed interest	(301)	(154)	(9)	(4)
Total	$1,255	$168	$52	$3
(a) Future minimum lease payments in the table reflect incentive credits related to leased B737-9 aircraft. As a result, the operating lease liabilities presented on the consolidated balance sheet will not agree to this table.

As of December 31, 2024, there are no material leases that have been entered into but have yet to commence.

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

Deferred tax (assets) and liabilities comprise the following:

(in millions)	2024	2023
Excess of tax over book depreciation	$2,017	$1,605
Intangibles - net	208	16
Operating lease assets	320	292
Other - net	79	3
Deferred tax liabilities	2,624	1,916
Loyalty program	(577)	(455)
Inventory obsolescence	(29)	(23)
Employee benefits	(240)	(159)
Net operating losses	(320)	(166)
Operating lease liabilities	(345)	(329)
Leasehold maintenance	(31)	(28)
Other - net	(188)	(77)
Deferred tax assets	(1,730)	(1,237)
Valuation allowance	40	16
Net deferred tax liabilities	$934	$695

At December 31, 2024, the Company has paid taxes of $24 million and expects to pay additional tax of $5 million for 2024. The Company is also awaiting payment of a $4 million federal tax refund receivable as a result of carrying back capital losses and credits to previous tax years. The Company also has gross state and local NOLs of approximately $2.5 billion that expire beginning in 2025 and continuing through 2043. Current federal NOLs in the amount of $1.2 billion will be carried forward and have an indefinite life.

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the federal capital loss carryforward and state NOL carryforward will not be realized and, therefore has provided a valuation allowance of $40 million for that portion as of December 31, 2024. The Company has likewise concluded it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and thus no additional valuation allowance has been recorded. The Company reassesses the need for a valuation allowance each reporting period.

As of the acquisition closing date, the Company recorded a net deferred tax liability of $90 million on the opening balance sheet related to the Hawaiian Airlines acquisition.

Components of income tax expense (benefit)

The components of income tax expense (benefit) are as follows:

(in millions)	2024	2023	2022
Current income tax (benefit) expense:
Federal	$8	$(3)	$(11)
State	13	(4)	(3)
Total current income tax (benefit) expense	21	(7)	(14)

Deferred income tax expense:
Federal	120	82	32
State	9	13	3
Total deferred income tax expense	129	95	35
Income tax expense	$150	$88	$21

Income tax rate reconciliation

Income tax expense reconciles to the amount computed by applying the 2024 U.S. federal rate of 21% to income before income tax and for deferred taxes as follows:

(in millions)	2024	2023	2022
Income before income tax	$545	$323	$79

Expected tax expense	114	68	17
Nondeductible expenses	24	14	11
State income tax expense	24	17	5
State income sourcing	(5)	(5)	(2)
Valuation allowance	1	(1)	(4)
Tax credits	(7)	(3)	(5)
Uncertain tax positions	5	(5)	(1)
Other - net	(6)	3	—
Actual tax expense	$150	$88	$21

Effective tax rate(a)	27.5%	27.1%	26.2%
(a) Figures in the table above are rounded to the nearest million. As a result, a manual recalculation of the effective tax rate using these rounded figures may not agree directly to the Company's actual effective tax rate shown in the table.

Uncertain tax positions

The Company has identified its federal tax return and its state tax returns in Alaska, California, Hawai'i, and Oregon as “major” tax jurisdictions. A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2021 to 2023
Alaska	2019 to 2023
California	2010 to 2023
Hawai'i	2020 to 2023
Oregon	2015 to 2023

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2024, 2023 and 2022 are as follows:

(in millions)	2024	2023	2022
Balance at January 1	$25	$21	$41
Additions related to prior years	1	—	—
Releases related to prior years	—	—	(1)
Additions related to current year activity	5	9	1
Releases due to settlements	—	(3)	(20)
Additions from acquisition	5	—	—
Releases due to lapse of statute of limitations	—	(2)	—
Balance at December 31	$36	$25	$21

As of December 31, 2024, the Company had $36 million of accrued tax contingencies, of which $26 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2024, 2023 and 2022, the Company has accrued interest and penalties, net of federal income tax benefit, of $4 million, $2 million, and $3 million.

In 2024 and 2023, the Company recognized an immaterial benefit for interest and penalties, net of federal income tax benefit. In 2022, the Company recognized expense of $5 million for interest and penalties, net of federal income tax benefit. At

December 31, 2024, the Company has unrecognized tax benefits recorded as a liability including $5 million related to the acquisition of Hawaiian Airlines. These uncertain tax positions could change because of the Company's ongoing audits, settlement of issues, new audits, and status of other taxpayer court cases. The Company cannot predict the timing of these actions.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has five qualified defined-benefit pension plans. Alaska Airlines is the plan sponsor for four plans, covering salaried employees, pilots, clerical, office, passenger service employees, mechanics, and related craft employees. Hawaiian Airlines is the plan sponsor for one plan, covering eligible pilots. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The qualified defined-benefit pension plans are closed to new entrants. Twelve defined-contribution retirement plans cover various employee groups of Alaska, Hawaiian, Horizon, and McGee Air Services.

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other post-retirement plan as an asset or liability in the consolidated financial statements and requires recognition of the funded status in AOCL.

Qualified defined-benefit pension plans

The Company’s qualified defined-benefit pension plans are funded as required by the Employee Retirement Income Security Act of 1974. The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The work groups covered by qualified defined-benefit pension plans include salaried employees, pilots, clerical, office, passenger service employees, mechanics, and related craft employees. The Company uses a December 31 measurement date for these plans. All plans are closed to new entrants.

Weighted average assumptions used to determine benefit obligations

The rates below vary by plan and related work group.

	2024	2023
Discount rates	5.62% to 5.71%	5.14% to 5.16%
Rate of compensation increases	2.01% to 2.34%	2.01% to 2.34%

Weighted average assumptions used to determine net periodic benefit cost

The rates below vary by plan and related work group.

	2024	2023	2022
Discount rates	5.14% to 5.21%	5.41% to 5.42%	2.82% to 2.90%
Expected return on plan assets	5.00% to 7.10%	5.00% to 6.50%	3.00% to 5.25%
Rate of compensation increases	2.01% to 2.34%	2.01% to 2.35%	2.02% to 2.38%

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

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. At December 31, the Alaska and Hawaiian plans were managed by separate investment managers. The Alaska and Hawaiian plans each have different investment strategies and asset allocations.

The target and actual asset allocation of the funds in Alaska's qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan			All Other Plans
	Target	2024	2023	Target	2024	2023
Asset category:
Domestic equity securities	0%	—%	7%	6%-44%	34%	36%
Non-U.S. equity securities	0%	—%	3%	0%-22%	13%	15%
Fixed income securities	100%	100%	90%	35%-85%	50%	45%
Real estate	0%	—%	—%	0%-10%	3%	4%
Plan assets		100%	100%		100%	100%

The target and actual asset allocation of the funds in Hawaiian's qualified defined-benefit plan, by asset category, are as follows:

	Target	2024
Asset category:
Equity securities	60%	52%
Fixed income securities	35%	44%
Real estate	5%	4%
Plan assets	100%	100%

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

Plan assets by fund category:

(in millions)	2024	2023	Fair Value Hierarchy
Fund type:
Equity securities	$944	$895	2
Credit bond index fund	1,293	1,061	2
Plan assets in common commingled trusts	$2,237	$1,956
Real estate	64	60	(a)
Cash equivalents	6	7	1
Total plan assets	$2,307	$2,023
(a) In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans:

(in millions)	2024	2023
Projected benefit obligation (PBO)
Beginning of year	$2,183	$2,079
Acquisition impact	333	—
Service cost	28	29
Interest cost	113	108
Actuarial (gain)/loss	(86)	83
Benefits paid	(109)	(116)
End of year	$2,462	$2,183

Plan assets at fair value
Beginning of year	$2,023	$1,894
Acquisition impact	290	—
Actual return on plan assets	72	245
Employer contributions	31	—
Benefits paid	(109)	(116)
End of year	$2,307	$2,023
Unfunded status	$(155)	$(160)

Percent funded	94%	93%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.4 billion and $2.1 billion at December 31, 2024 and 2023. The benefit obligation and plan assets increased in 2024 primarily due to the inclusion of Hawaiian's plan.

The amounts recognized in the consolidated balance sheets:

(in millions)	2024	2023
Accrued benefit liability-long term	$(235)	$(245)
Plan assets-long term (within Other noncurrent assets)	80	85
Total liability recognized	$(155)	$(160)

The amounts not yet reflected in net periodic benefit cost and included in AOCL:

(in millions)	2024	2023
Prior service cost (credit)	$7	$6
Net loss	323	367
Amount recognized in AOCL (pretax)	$330	$373

Defined benefit plans with projected benefit obligations and accumulated benefit obligations exceeding fair value of plan assets are as follows:

(in millions)	2024	2023
Projected benefit obligation	$1,716	$1,403
Accumulated benefit obligation	1,654	1,327
Fair value of plan assets	1,480	1,158

Net pension expense for the qualified defined-benefit plans included the following components:

(in millions)	2024	2023	2022
Service cost	$28	$29	$45
Interest cost	113	108	65
Expected return on assets	(134)	(114)	(128)
Amortization of prior service credit	—	—	(1)
Recognized actuarial loss	19	23	8
Net pension expense (benefit)	$26	$46	$(11)

The Company expects to have approximately $52 million in estimated required contributions for its plans in 2025.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans:

(in millions)	Total
2025	$161
2026	170
2027	185
2028	195
2029	195
2030-2034	1,015

Other qualified plans

Hawaiian also sponsors four defined-benefit postretirement medical and life insurance plans and a separate plan to administer its pilots' disability benefits. Net benefit cost was not material in 2024. Plan assets are invested in a common collective trust fund, consisting of a balanced profile fund and a conservative profile fund that primarily invest in mutual funds and exchange-traded funds. Asset allocation targets follow Hawaiian's pension plan as outlined above. At December 31, 2024, the combined fair value of plan assets was $48 million, which was estimated using the net asset value per share and is not required to be presented in the fair value hierarchy. The combined PBO was $159 million, resulting in a net liability of $111 million presented in the consolidated balance sheets as a noncurrent liability. The changes in the PBO and fair value of plan assets were not material in 2024. In 2024, the discount rates used to determine benefit obligations ranged between 5.61% and 5.70%. Future benefits expected to be paid over the next five years are $9 million, $10 million, $11 million, $11 million, and $12 million, and $72 million for the years 2030 through 2034.

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

Nonqualified post-retirement medical benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $93 million and $98 million at December 31, 2024 and 2023. The net periodic benefit cost was not material in 2024 or 2023.

Defined-contribution plans

The twelve defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $256 million, $203 million and $160 million in 2024, 2023, and 2022.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2024 and 2023.

Alaska pilot long-term disability benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2024 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs. The total liability was $86 million and $72 million, which was recorded net of a prefunded trust account of $13 million and $10 million, and included in long-term other liabilities in the consolidated balance sheets as of December 31, 2024 and December 31, 2023.

Employee incentive-pay plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation and Leadership Development Committee of the Board of Directors. The aggregate expense under these plans in 2024, 2023 and 2022 was $358 million, $200 million and $257 million. The incentive plans are summarized below.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft-related commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft and engine orders. Option deliveries are excluded until exercise.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes B737-9 aircraft contracted for delivery in 2024 that have moved to 2025, certain B737-8 aircraft contracted for delivery in 2024 and 2025 that have moved later in the contracted year or into the year following the contracted delivery, and certain B737-10 aircraft contracted for delivery in 2025 and 2026 that have moved to 2026 or 2027, pending certification of the aircraft type. For Hawaiian, this includes B787-9 aircraft contracted for delivery between 2024 and 2026 that have been moved later into the contracted year or into the year following the contracted delivery. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The tables below reflect Boeing's communications and management's internal expectations.

Details for contractual aircraft delivery commitments:

	Firm Orders	Options and Other Rights
Aircraft Type	2025-2029	2026-2030
B737	74	100
B787-9	10	—
E175	6	—
Total	90	100

Capacity purchase agreement commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft-related and capacity purchase agreement commitments:

(in millions)	Aircraft-Related Commitments	Capacity Purchase Agreements
2025	$1,003	$204
2026	791	207
2027	1,313	213
2028	1,115	219
2029	259	224
Thereafter	—	283
Total	$4,481	$1,350

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter. Alaska recorded an accrual for $53 million in 2024, representing the expenses associated with the trademark license agreement incurred through December 31, 2024, and management's current estimate of the amount due to the Virgin Group. The expense was classified within Special items – operating in the consolidated statements of operations.

Credit card agreements

Alaska and Hawaiian have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve of up to 100% of the credit card receivable balance associated with that processor, which would result in a restriction of cash. For example, certain agreements require Alaska to maintain a reserve if Air Group's credit rating is downgraded to or below a rating specified by the agreement or if its cash and marketable securities balance fell below $500 million. The Company is not currently required to maintain any reserve under these agreements. If Air Group were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on the Company's operations, business or financial condition.

NOTE 11. SHAREHOLDERS' EQUITY

Common stock repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program, which was completed in 2024. Under this program, the Company repurchased 5,459,498 shares for $312 million in 2024 and 3,520,533 shares for $145 million in 2023.

In December 2024, the Board of Directors authorized a new $1 billion share repurchase program. Purchases under this plan started in 2025.

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
As of December 31, 2024, there are 1,882,517 total warrants outstanding, with a weighted average strike price of $39.06. The value of the warrants was estimated using a Black-Scholes option pricing model. The total fair value of the warrants of $30 million, recorded in stockholders' equity at issuance.
Warrants that had been issued previously to the U.S. government under the CARES Act by Hawaiian were settled at the time Hawaiian was acquired by Air Group and were no longer outstanding as of December 31, 2024.
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the twelve months ended December 31, 2024, 2023, and 2022:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2021	$(5)	$(332)	$(8)	$83	$(262)
Change in value	(108)	(92)	23	43	(134)
Reclassifications into earnings	9	3	—	(4)	8
Balance at December 31, 2022	$(104)	$(421)	$15	$122	$(388)
Change in value	45	44	(7)	(18)	64
Reclassifications into earnings	13	19	—	(7)	25
Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	18	36	1	(13)	42
Reclassifications into earnings	7	17	—	(6)	18
Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The table below summarizes the components of total stock-based compensation:

(in millions)	2024	2023	2022
Stock options	$1	$2	$3
Stock awards(a)	31	39	14
Deferred stock awards	1	1	1
Employee stock purchase plan	19	18	17
Stock-based compensation	$52	$60	$35

Tax benefit related to stock-based compensation	$13	$14	$9
(a) In 2023, the Company, with approval by the Compensation and Leadership Development Committee of the Board of Directors, granted additional stock awards to address equity value forfeited by certain executives due to the compensation limitations of the CARES Act.

The Company will recognize $34 million of stock-based compensation for non-vested awards over a weighted-average period of 1.6 years. Unrecognized expense for non-vested stock options was immaterial as of December 31, 2024.

The Company is authorized to issue 20 million shares of common stock under these plans, of which 3 million shares remain available for future grants of either options or stock awards as of December 31, 2024.

Stock options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years. No stock options were granted in 2024.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2024	2023	2022
Expected volatility	—	46%	44%
Expected term	—	6 years	6 years
Risk-free interest rate	—	3.64%	1.91%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	—	$16.77	$23.36
Estimated fair value of options granted (millions)	—	$1	$4

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2024:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2023	1,161,430	$61.36	5.1	$—
Granted	—	—
Exercised	(27,516)	41.05
Canceled	(29,380)	55.95
Forfeited or expired	(2,960)	55.51
Outstanding, December 31, 2024	1,101,574	$62.03	4.1	$5

Exercisable, December 31, 2024	973,512	$62.99	3.8	$4
Vested or expected to vest, December 31, 2024	1,101,483	$62.03	4.1	$5

(in millions)	2024	2023	2022
Intrinsic value of option exercises	$1	$—	$—
Fair value of options vested	$3	$4	$4

Cash received from stock option exercises was not material for the years ended December 31, 2024, 2023, and 2022.

Stock awards

Restricted Stock Units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock when vested. The fair value of the RSUs is based on the stock price on the date of grant. Generally, RSUs vest over a defined period of time as stated in the grant agreement from the date of grant, subject to the employee's continued employment or the date of the employee’s retirement eligibility, and expense is recognized accordingly.

Performance Share Units (PSUs) are awarded to certain executives and entitle the grantee to receive shares of common stock if specific performance goals and market conditions are achieved at the end of a three-year period from the grant date. There are several tranches of PSUs which vest when performance goals or market conditions are met. The fair value of performance-based tranches is based on the stock price on the date of grant. The fair value of market-based tranches is estimated using the Monte Carlo simulation model on the date of grant. Potential payouts range from 0% to 200% of a target level.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2023	868,784	$51.95	1.7	$34
Granted	1,125,225	39.16
Vested	(552,498)	47.52
Forfeited	(75,809)	52.93
Non-vested, December 31, 2024	1,365,702	$43.80	1.6	$90

Deferred stock awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee stock purchase plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 2,219,160, 1,855,608, and 1,292,489 shares in 2024, 2023, and 2022 under the ESPP.

NOTE 14. OPERATING SEGMENT INFORMATION

Alaska Air Group has three operating airlines – Alaska, Hawaiian, and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest.

Air Group's Chief Operating Decision Maker (CODM) is its President and CEO. In the third quarter of 2024, the CODM began to review financial results for Hawaiian to assess performance and make resource allocation decisions for Air Group. As a result, the Company determined Hawaiian was an operating and reportable segment.

Air Group's network and schedules are centrally managed for all its operating airlines and CPA flying. Managing the business in an integrated manner enables the Company to leverage its comprehensive network, route scheduling system, and fleet as a single business. The CODM makes resource allocation decisions to deliver optimized consolidated financial results, regardless of the profitability of an individual segment. Air Group intends to combine Alaska and Hawaiian under a single operating certificate in the near term. At that time, management anticipates the discrete information provided to the CODM will similarly be combined. Management is considering other changes to internal reporting that may impact the discrete information provided to the CODM to better align with the way the business is managed. These changes may have an impact on the Company's reportable segments once finalized.

The CODM reviews financial information as part of three reportable operating segments which are described below.
•Alaska Airlines - includes scheduled air transportation on Alaska's Boeing aircraft for passengers and cargo.
•Hawaiian Airlines - includes scheduled air transportation on Hawaiian's Boeing and Airbus aircraft for passengers and cargo.
•Regional - includes Horizon's and other third-party carriers’ scheduled air transportation on E175 aircraft for passengers under CPAs. This segment includes the actual revenue and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.

The below tables present segment revenue and expenses for Air Group's reportable segments. Air Group's measure of segment profit or loss is pretax profit, which is used by the CODM to evaluate financial results. Additionally, reconciliations of the pretax profit of all reportable segments to Air Group's consolidated income before income tax are provided.

	Year Ended December 31, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$8,151	$757	$1,746	$10,654
Loyalty program other revenue	621	53	59	733
Cargo and other revenue	279	59	—	338
Total segment operating revenue	9,051	869	1,805	11,725

Reconciliation to Consolidated Operating Revenue
Other revenue(a)				10
Consolidated Operating Revenue				$11,735

Segment operating expenses
Wages and benefits	2,781	299	—	3,080
Variable incentive pay	318	4	—	322
Economic fuel	1,962	195	377	2,534
Aircraft maintenance	475	82	—	557
Aircraft rent	81	18	—	99
Landing fees and other rentals	596	61	—	657
Contracted services	511	39	—	550
Selling expenses	271	40	—	311
Depreciation and amortization	462	64	—	526
Food and beverage service	231	28	—	259
Other(b)	680	66	—	746
Regional carrier expenses	—	—	1,276	1,276
Total segment operating expenses	8,368	896	1,653	10,917

Segment non-operating income (expense)
Interest income	113	7	—	120
Interest expense	(112)	(37)	—	(149)
Other(b)	19	(1)	—	18
Total segment non-operating income (expense)	20	(31)	—	(11)

Segment pretax profit (loss)	$703	$(58)	$152	$797

Reconciliation to Consolidated Income Before Income Tax
Other profit (loss)(a)				39
Aircraft fuel mark-to-market adjustment				28
Unrealized gain on foreign debt				10
Special items - operating				(345)
Special items - net non-operating				16

Consolidated Income Before Income Tax				$545

	Year Ended December 31, 2023
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$8,010	$—	$1,516	$9,526
Loyalty program other revenue	599	—	49	648
Cargo and other revenue	244	—	—	244
Total segment operating revenue	8,853	—	1,565	10,418

Reconciliation to Consolidated Operating Revenue
Other revenue(a)				8
Consolidated Operating Revenue				$10,426

Segment operating expenses
Wages and benefits	2,562	—	—	2,562
Variable incentive pay	175	—	—	175
Economic fuel	2,264	—	379	2,643
Aircraft maintenance	440	—	—	440
Aircraft rent	100	—	—	100
Landing fees and other rentals	559	—	—	559
Contracted services	492	—	—	492
Selling expenses	268	—	—	268
Depreciation and amortization	402	—	—	402
Food and beverage service	218	—	—	218
Other(b)	625	—	—	625
Regional carrier expenses	—	—	1,121	1,121
Total segment operating expenses	8,105	—	1,500	9,605

Segment non-operating income (expense)
Interest income	95	—	—	95
Interest expense	(96)	—	—	(96)
Other(b)	(14)	—	—	(14)
Total segment non-operating income (expense)	(15)	—	—	(15)

Segment pretax profit (loss)	$733	$—	$65	$798

Reconciliation to Consolidated Income Before Income Tax
Other profit (loss)(a)				(16)
Aircraft fuel mark-to-market adjustment				2
Special items - operating				(443)
Special items - net non-operating				(18)

Consolidated Income Before Income Tax				$323

	Year Ended December 31, 2022
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$7,299	$—	$1,509	$8,808
Loyalty program other revenue	538	—	52	590
Cargo and other revenue	244	—	—	244
Total segment operating revenue	8,081	—	1,561	9,642

Reconciliation to Consolidated Operating Revenue
Other revenue(a)				4
Consolidated Operating Revenue				$9,646

Segment operating expenses
Wages and benefits	2,213	—	—	2,213
Variable incentive pay	229	—	—	229
Economic fuel	2,195	—	397	2,592
Aircraft maintenance	365	—	—	365
Aircraft rent	187	—	—	187
Landing fees and other rentals	461	—	—	461
Contracted services	382	—	—	382
Selling expenses	263	—	—	263
Depreciation and amortization	350	—	—	350
Food and beverage service	177	—	—	177
Other(b)	589	—	—	589
Regional carrier expenses	—	—	1,085	1,085
Total segment operating expenses	7,411	—	1,482	8,893

Segment non-operating income (expense)
Interest income	59	—	—	59
Interest expense	(94)	—	—	(94)
Other(b)	65	—	—	65
Total segment non-operating income (expense)	30	—	—	30

Segment pretax profit (loss)	$700	$—	$79	$779

Reconciliation to Consolidated Income Before Income Tax
Other profit (loss)(a)				(44)
Aircraft fuel mark-to-market adjustment				(76)
Special items - operating				(580)

Consolidated Income Before Income Tax				$79
(a) Revenue and profit or loss from segments below the quantitative thresholds as well as other immaterial business units, including Air Group parent company activity, Horizon Air operations, McGee Air Services, consolidating entries and intercompany eliminations.
(b) Includes miscellaneous personnel, software, and services costs, as well as other non-operating activity.

(in millions)	2024	2023	2022
Capital expenditures:
Alaska Airlines	$1,226	$1,473	$1,544
Hawaiian Airlines	33	—	—
Other(a)	90	200	127
Consolidated	$1,349	$1,673	$1,671

Total assets at end of period(b):
Alaska Airlines	$24,664	$19,937
Hawaiian Airlines	4,423	—
Consolidating & Other	(9,319)	(5,324)
Consolidated	$19,768	$14,613

Goodwill:
Alaska Airlines	$2,177	$1,943
Hawaiian Airlines	$547	$—
(a) Primarily consists of Horizon Air capital expenditures, including non-cash expenditures for debt financing of certain E175 deliveries of $68 million in 2024 and $179 million in 2023.
(b) No assets are allocated to the Regional segment as it represents only revenue and expenses associated with regional flying. The related assets associated with regional flying are allocated to other segments.

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

(in millions, except per share amounts)	2024	2023	2022
Net income	$395	$235	$58

Basic weighted average shares outstanding	126.136	127.375	126.657
Dilutive effect of employee stock awards	1.886	0.967	0.783
Dilutive effect of stock warrants	0.350	0.366	0.459
Diluted weighted average shares outstanding	128.372	128.708	127.899

Basic earnings per share	$3.13	$1.84	$0.46
Diluted earnings per share	$3.08	$1.83	$0.45

Antidilutive amounts excluded from calculation:
Employee stock awards	1.3	1.9	1.7
Stock warrants	0.2	0.2	0.1

NOTE 16. SPECIAL ITEMS

The Company has classified certain operating and non-operating activity as special items due to their unusual or infrequently occurring nature. Disclosing information about these items separately may assist with comparable year over year analysis and allow stakeholders to better understand Air Group's results of operations.

(in millions)	2024	2023	2022
Operating Expenses
Fleet transition	$11	$385	$481
Labor agreements	73	51	84
Integration costs	208	7	—
Litigation	53	—	15
Special items - operating	$345	$443	$580

Non-operating Income (Expense)
Special items - net non-operating	$16	$(18)	$—

Fleet transition: Fleet transition costs were associated with the retirement and disposition of Airbus aircraft acquired from Virgin America and Q400 aircraft.

Labor agreements: Labor agreement costs in 2024 were for retroactive pay for Alaska flight attendants pursuant to the tentative agreement reached in January 2025. Costs in 2023 were for contractual changes to Alaska pilots' sick leave benefits. Costs in 2022 were for a one-time bonus for Alaska pilots following the ratification of a new collective bargaining agreement.

Integration costs: Integration costs were associated with the acquisition of Hawaiian Airlines and primarily consist of legal and professional fees, change in control payments, and other employee-related expenses.

(in millions)	2024	2023
Legal and professional fees	$115	$7
Employee-related and other merger costs	93	—
Total Integration Costs	$208	$7

Litigation: Litigation costs in 2024 represent expenses associated with the Virgin trademark license agreement with the Virgin Group and were recorded following a negative ruling in an appeal case in 2024. Costs in 2022 were for certain incremental litigation accruals.

Net non-operating: The income in 2024 was for gains on Hawaiian debt extinguishment in the fourth quarter. The expense in 2023 was primarily for interest expense associated with certain Virgin America A321neo lease agreements which were modified as part of Alaska's fleet transition.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On September 18, 2024, we acquired Hawaiian Holdings, Inc. As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management intends to exclude Hawaiian from its annual evaluation of internal control over financial reporting as of December 31, 2024. We have begun the process of assessing Hawaiian’s internal controls over financial reporting and plan to incorporate Hawaiian in our evaluation of internal controls over financial reporting in 2025. Hawaiian's total assets represented approximately 22% of the Company’s consolidated assets, and operating revenue represented approximately 7% of the Company’s consolidated operating revenue as of and for the year ended December 31, 2024.

In 2024, we implemented a new loyalty record keeping system for Alaska's Mileage Plan program, and updated the relevant control structure.

Except as noted above, there have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment of internal control over financial reporting as of December 31, 2024 excluded internal control over financial reporting related to Hawaiian Holdings, Inc., acquired September 18, 2024. Hawaiian's total assets represented approximately 22% of the Company’s consolidated assets, and operating revenue represented approximately 7% of the Company’s consolidated operating revenue as of and for the year ended December 31, 2024. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Alaska Air Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Hawaiian Holdings, Inc. during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Hawaiian Holdings, Inc.’s internal control over financial reporting associated with total assets of 22% and total operating revenues of 7% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Hawaiian Holdings, Inc..

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
/s/ KPMG LLP
Seattle, Washington
February 14, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 (hereinafter referred to as our “2025 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference from our 2025 Proxy Statement.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of December 2, 2023, by and among Alaska Air Group, Inc., Marlin Acquisition Corp. and Hawaiian Holdings, Inc.	8-K	December 4, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
4.1	Closing Date Warrant to Purchase Common Stock, dated January 15, 2021	10-K	February 26, 2021	4.1
4.2	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.2
4.3	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.3
4.4	Amended and Restated Promissory Note, dated February 5, 2021 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-K	February 26, 2021	4.4
4.5	Closing Date Warrant to Purchase Common Stock, dated April 8, 2021	10-Q	August 3, 2021	4.1
4.6	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.2
4.7	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.3
4.8	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.4
4.9	Closing Date Warrant to Purchase Common Stock, dated June 3, 2021	10-Q	August 3, 2021	4.5
4.10	Promissory note, dated April 29, 2021, by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-Q	August 3, 2021	4.6
10.1#	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended August 3, 2021	10-Q	November 4, 2021	10.1
10.2#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-K	February 26, 2021	10.1
10.3#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.8
10.4#	Supplemental Agreement No. 1 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K	February 11, 2022	10.4
10.5#	Supplemental Agreement No. 2 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.5
10.6#	Supplemental Agreement No. 3 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.6
10.7#	Supplemental Agreement No. 4 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.7
10.8#	Supplemental Agreement No. 5 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.8
10.9#	Supplemental Agreement No. 6 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.9
10.10#	Supplemental Agreement No. 7 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.10
10.11#	Supplemental Agreement No. 8 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.11
10.12#	Supplemental Agreement No. 9 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 4, 2018	10.3
10.13#	Supplemental Agreement No. 10 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.13
10.14#	Supplemental Agreement No. 11 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.14
10.15#	Supplemental Agreement No. 12 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.15
10.16#	Supplemental Agreement No. 13 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.16
10.17#	Supplemental Agreement No. 14 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.17
10.18#	Supplemental Agreement No. 15 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 6, 2021	10.1

10.19#	Supplemental Agreement No. 16 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.3
10.20#	Supplemental Agreement No. 17 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.4
10.21#	Supplemental Agreement No. 18 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	November 4, 2021	10.3
10.22#	Supplemental Agreement No. 19 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 5, 2022	10.1
10.23#	Supplemental Agreement No. 20 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 2, 2022	10.1
10.24#	Supplemental Agreement No. 21 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 13, 2023	10.24
10.25#	Supplemental Agreement No. 22 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 14, 2024	10.25
10.26#	Supplemental Agreement No. 23 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 14, 2024	10.26
10.27#	Supplemental Agreement No. 24 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 2, 2024	10.1
10.28#†	Supplemental Agreement No. 25 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.
10.29#†	Supplemental Agreement No. 26 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.
10.30#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.31#	Amendment No. 1 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.23
10.32#	Amendment No. 2 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.24
10.33#	Amendment No. 3 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.25
10.34#	Amendment No. 4 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.26
10.35#	Amendment No. 5 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.27
10.36#	Amendment No. 6 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.28
10.37#	Amendment No. 7 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.29
10.38#	Amendment No. 8 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.30
10.39#	Amendment No. 9 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.31
10.40#	Amendment No. 10 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.32
10.41#	Amendment No. 11 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.33
10.42#	Amendment No. 12 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.34
10.43#	Amendment No. 13 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.35
10.44#	Amendment No. 14 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.36
10.45#	Amendment No. 15 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 3, 2021	10.5
10.46#	Amendment No. 16 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 4, 2021	10.2
10.47#	Amendment No. 17 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.39
10.48#	Amendment No. 18 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.40
10.49#	Amendment No. 19 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 2, 2022	10.2

10.50#	Amendment No. 20 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 5, 2023	10.1
10.51#	Amendment No. 21 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 5, 2023	10.2
10.52#	Amendment No. 22 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 2, 2023	10.1
10.53#	Amendment No. 23 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 2, 2023	10.2
10.54#	Amendment No. 24 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 14, 2024	10.51
10.55#^	Airbus A320 Family Purchase Agreement between Airbus S.A.S. and Hawaiian Airlines, Inc.	10-Q/A^	October 17, 2013	10.1
10.56#^	Amendment No. 1 to Airbus A320 Family Purchase Agreement between Airbus S.A.S. and Hawaiian Airlines, Inc.	10-K^	February 9, 2015	10.62.1
10.57#^	Amendment No. 2 to Airbus A320 Family Purchase Agreement between Airbus S.A.S. and Hawaiian Airlines, Inc.	10-K^	February 9, 2015	10.62.2
10.58#^	Purchase Agreement No. PA-04749 between the Boeing Company and Hawaiian Airlines, Inc.	10-Q^	October 24, 2018	10.2
10.59#^	Supplemental Agreement to that certain Purchase Agreement No. PA-04749 between the Boeing Company and Hawaiian Airlines, Inc.	10-K^	February 15, 2023	10.31
10.60#^	Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q^	October 24, 2018	10.1
10.61#^	Air Transportation Services Agreement, dated as of October 20, 2022, by and between Hawaiian Airlines, Inc. and Amazon.com Services LLC	10-K^	February 15, 2023	10.44
10.62#	Alaska Air Group Guarantee of Enhanced Equipment Trust Certificate, dated September 18, 2024	10-Q	November 7, 2024	10.1
10.63#	Amended and Restated Credit and Guaranty Agreement, dated September 20, 2024, among Alaska Airlines, Inc., as borrower, Alaska Air Group, Inc. and others guarantors, as guarantors, and Citibank, N.A., as administrative agent, and other lenders	10-Q	November 7, 2024	10.2
10.64#	Indenture, dated as of October 15, 2024, by and among Loyalty Issuer, the Guarantors, U.S. Bank Trust Company, National Association and U.S. Bank National Association.	8-K	October 15, 2024	4.1
10.65#	New Term Loan Facility, dated as of October 15, 2024, by and among Loyalty Issuer, the Guarantors, the lenders party thereto, Bank of America, N.A. and U.S. Bank Trust Company, National Association.	8-K	October 15, 2024	4.4
10.66*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.67*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.68*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.69*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.70*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Amended March 18, 2021	8-K	May 11, 2021	10.1
10.71*	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing November 1, 2022	10-Q	August 2, 2022	10.3
10.72*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.73*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-K	February 14, 2024	10.58
10.74*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.75*	Alaska Air Group Performance Based Pay Plan, Amended and Restated November 4, 2021	10-K	February 11, 2022	10.49
10.76*	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-K	February 12, 2020	10.24
10.77*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 6, 2021	10-Q	August 3, 2021	10.7
10.78	Payroll Support Program Extension Agreement, dated January 15, 2021, between Alaska Airlines, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.19
10.79	Payroll Support Program 3 Agreement, dated April 29, 2021, between Alaska Airlines, Inc., and the United States Department of the Treasury	10-Q	August 3, 2021	10.1
10.80	Warrant Agreement, dated April 29, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q	August 3, 2021	10.2

10.81	Joinder Agreement to the Payroll Support Program Extension Agreement, dated January 15, 2021, between Horizon Air Industries, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.20
10.82	Amended and Restated Warrant Agreement, dated February 5, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.21
10.83^	Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury	10-Q^	May 7, 2020	10.1
10.84^	Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent	10-Q^	October 28, 2020	10.1
10.85^	Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent	10-Q^	October 28, 2020	10.2
10.86^	Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent	10-K^	February 12, 2021	10.39
10.87^	Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury	10-K^	February 12, 2021	10.40
10.88^	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury	10-Q^	July 29, 2021	10.1
10.89*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-K	February 11, 2022	10.57
10.90*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-K	February 11, 2022	10.58
10.91*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-K	February 11, 2022	10.59
10.92*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-K	February 11, 2022	10.60
19.1*†	Insider Trading Policy and Compliance Program	10-K
21†	Subsidiaries of Registrant	10-K
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	10-K
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
97.1*	Alaska Air Group Clawback Policy	10-K	February 14, 2024	97.1
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.	10-K
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
^	Filed by Hawaiian Holdings, Inc., File Number 001-31443
&
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issuances have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BENITO MINICUCCI	Date:	February 14, 2025
Benito Minicucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 14, 2025 on behalf of the registrant and in the capacities indicated.

/s/ BENITO MINICUCCI	President and CEO Alaska Air Group, Inc. and Alaska Airlines, Inc.
Benito Minicucci

/s/ SHANE R. TACKETT	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Shane R. Tackett

/s/ EMILY HALVERSON	Vice President Finance, AAG Controller and Treasurer (Principal Accounting Officer)
Emily Halverson

/s/ PATRICIA M. BEDIENT	Non-Executive Board Chair, Alaska Air Group, Inc; Chair, Alaska Airlines; Chair, Horizon Air Industries, Inc
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DANIEL K. ELWELL	Director
Daniel K. Elwell

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ ADRIENNE R. LOFTON	Director
Adrienne R. Lofton

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman