Form 10-Q
period 2025-03-31
ALASKA AIR GROUP, INC.
filed 2025-05-08
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant has 121,392,507 common shares, par value $0.01, outstanding at April 30, 2025.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

As used in this Form 10-Q, the terms “Air Group,” the “Company,” “our,” “we,” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Hawaiian Holdings, Inc., and Horizon Air Industries, Inc. are referred to as “Alaska," "Hawaiian," and “Horizon” and together as our “airlines.”

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. Other than as required by law, we expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of risks and uncertainties that may cause our forward-looking statements to differ materially, see Item 1A. "Risk Factors” within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Some of these risks include competition, labor costs, relations, and availability, general economic conditions, increases in operating costs including fuel, uncertainties regarding the ability to successfully integrate the operations of the recently completed acquisition of Hawaiian Holdings, Inc. and the ability to realize anticipated cost savings, synergies, or growth from the acquisition, inability to meet cost reduction and other strategic goals, seasonal fluctuations in demand and financial results, supply chain risks, events that negatively impact aviation safety and security, and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,044	$1,201
Restricted cash	28	29
Marketable securities	1,420	1,274
Total cash, restricted cash, and marketable securities	2,492	2,504
Receivables - net	569	558
Inventories and supplies - net	206	199
Prepaid expenses	281	307
Other current assets	173	192
Total Current Assets	3,721	3,760

Property and Equipment
Aircraft and other flight equipment	12,619	12,273
Other property and equipment	2,197	2,173
Deposits for future flight equipment	700	883
	15,516	15,329
Less accumulated depreciation and amortization	(4,649)	(4,548)
Total Property and Equipment - Net	10,867	10,781

Other Assets
Operating lease assets	1,313	1,296
Goodwill	2,724	2,724
Intangible assets - net	859	873
Other noncurrent assets	334	334
Total Other Assets	5,230	5,227

Total Assets	$19,818	$19,768

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$237	$186
Accrued wages, vacation and payroll taxes	749	1,001
Air traffic liability	2,204	1,712
Other accrued liabilities	1,042	997
Deferred revenue	1,727	1,592
Current portion of long-term debt	519	442
Current portion of operating lease liabilities	214	207
Current portion of finance lease liabilities	8	8
Total Current Liabilities	6,700	6,145

Noncurrent Liabilities
Long-term debt, net of current portion	4,290	4,491
Operating lease liabilities, net of current portion	1,200	1,198
Finance lease liabilities, net of current portion	45	47
Deferred income taxes	871	934
Deferred revenue	1,587	1,664
Obligation for pension and post-retirement medical benefits	457	460
Other liabilities	531	457
Total Noncurrent Liabilities	8,981	9,251

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2025 - 142,980,909 shares; 2024 - 141,449,174 shares, Outstanding: 2025 - 122,884,518 shares; 2024 - 123,119,199 shares	1	1
Capital in excess of par value	844	811
Treasury stock (common), at cost: 2025 - 20,096,391 shares; 2024 - 18,329,975 shares	(1,238)	(1,131)
Accumulated other comprehensive loss	(234)	(239)
Retained earnings	4,764	4,930
Total Shareholders' Equity	4,137	4,372
Total Liabilities and Shareholders' Equity	$19,818	$19,768

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Operating Revenue
Passenger revenue	$2,808	$2,004
Loyalty program other revenue	207	164
Cargo and other revenue	122	64
Total Operating Revenue	3,137	2,232

Operating Expenses
Wages and benefits	1,127	804
Variable incentive pay	62	44
Aircraft fuel, including hedging gains and losses	681	565
Aircraft maintenance	220	122
Aircraft rent	62	47
Landing fees and other rentals	242	165
Contracted services	145	97
Selling expenses	100	77
Depreciation and amortization	194	126
Food and beverage service	85	58
Third-party regional carrier expense	64	54
Other	261	205
Special items - operating	91	34
Total Operating Expenses	3,334	2,398
Operating Loss	(197)	(166)

Non-operating Income (Expense)
Interest income	26	17
Interest expense	(66)	(35)
Interest capitalized	12	6
Other - net	(8)	—
Total Non-operating Expense	(36)	(12)
Loss Before Income Tax	(233)	(178)
Income tax benefit	(67)	(46)
Net Loss	$(166)	$(132)

Basic Loss Per Share:	$(1.35)	$(1.05)
Diluted Loss Per Share:	$(1.35)	$(1.05)
Weighted Average Shares Outstanding used for computation:
Basic	123.134	125.970
Diluted	123.134	125.970

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net Loss	$(166)	$(132)
Other comprehensive income (loss), net of tax
Marketable securities	9	1
Employee benefit plans	2	3
Interest rate derivative instruments	(6)	1
Total other comprehensive income, net of tax	$5	$5

Total Comprehensive Loss, Net of Tax	$(161)	$(127)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
Net loss	—	—	—	—	—	(166)	(166)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(1.766)	—	—	(107)	—	—	(107)
Stock-based compensation	0.005	—	22	—	—	—	22
CARES Act warrants exercised	0.810	—	—	—	—	—	—
Stock issued under stock plans	0.717	—	11	—	—	—	11
Balance at March 31, 2025	122.885	$1	$844	$(1,238)	$(234)	$4,764	$4,137

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
Net loss	—	—	—	—	—	(132)	(132)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.561)	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.177	—	(3)	—	—	—	(3)
Balance at March 31, 2024	125.706	$1	$707	$(840)	$(294)	$4,403	$3,977

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(166)	$(132)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	194	126
Stock-based compensation and other	20	19
Non-cash special items	52	23
Changes in certain assets and liabilities:
Changes in deferred income taxes	(65)	(47)
Increase in accounts receivable	(11)	(55)
Increase in air traffic liability	492	468
Increase in deferred revenue	58	30
Other - net	(115)	(140)
Net cash provided by operating activities	459	292
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(142)	31
Other flight equipment	(54)	(44)
Other property and equipment	(42)	(44)
Supplier proceeds	—	162
Purchases of marketable securities	(470)	(13)
Sales and maturities of marketable securities	336	133
Other investing activities	(9)	93
Net cash provided by (used in) investing activities	(381)	318
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	149
Long-term debt payments	(156)	(102)
Common stock repurchases	(105)	(20)
Other financing activities	25	(32)
Net cash used in financing activities	(236)	(5)
Net increase (decrease) in cash and cash equivalents	(158)	605
Cash, cash equivalents, and restricted cash at beginning of period	1,257	308
Cash, cash equivalents, and restricted cash at end of the period	$1,099	$913

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$67	$35
Non-cash transactions:
Right-of-use assets acquired through operating leases	$62	$13
Property and equipment acquired through the issuance of debt	$23	$45

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,044	$885
Restricted cash	28	—
Restricted cash included in Other noncurrent assets	27	28
Total cash, cash equivalents, and restricted cash at end of the period	$1,099	$913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Alaska Air Group (Air Group, or "the Company"), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska), Horizon Air Industries, Inc. (Horizon), and, beginning September 18, 2024, Hawaiian Holdings, Inc. (Hawaiian). The unaudited condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2025 are not necessarily indicative of operating results for the entire year.

NOTE 2. ACQUISITION OF HAWAIIAN HOLDINGS, INC.

On September 18, 2024, the Company completed its acquisition of Hawaiian Holdings, Inc. The Company paid shareholders $18.00 per share, or approximately $936 million in cash for 52 million outstanding voting shares of Hawaiian. An additional $41 million was paid in cash for change in control payments and settlement of accelerated and vested awards, resulting in total consideration of $977 million. The combination brings together two complementary networks and expands consumer choice across Hawai'i, the West Coast, and international destinations. Along with enhanced network utility, the combined carriers' diversified product offerings and focus on high quality service and operational performance enhance Air Group's competitive position.

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using a market basis, relief from royalty, or multi-period excess earnings approach. As of March 31, 2025, the determination of fair values of property and equipment, certain liabilities included in other accrued liabilities and other liabilities, goodwill, intangible assets, and deferred income taxes was substantially complete, but is still considered provisional. Management will evaluate estimates and assumptions utilized to calculate fair value as new information is received, and will adjust amounts recorded as necessary up to one year following transaction close. There were no fair value adjustments made in the three months ended March 31, 2025.

Provisional fair values of the assets acquired and the liabilities assumed as of the acquisition date, September 18, 2024, as of March 31, 2025 and December 31, 2024 were as follows:

(in millions)	March 31, 2025 and December 31, 2024
Cash and cash equivalents	$286
Restricted cash	27
Marketable securities	674
Receivables	110
Inventories and supplies	75
Prepaid expenses and other	77
Property and equipment	1,947
Operating lease assets	228
Intangible assets	799
Goodwill	781
Other noncurrent assets	97
Total assets	5,101

Accounts payable	57
Air traffic liability	513
Other accrued liabilities	331
Deferred revenue - current	229
Current portion of operating lease liabilities	65
Current portion of long-term debt and finance leases	144
Long-Term Debt, net of current portion	1,932
Long-term operating lease liabilities, net of current portion	234
Deferred income taxes	90
Deferred revenue - noncurrent	308
Obligations for pension and post-retirement medical benefits	153
Other liabilities	68
Total liabilities	4,124

Total purchase price	$977

Merger-related costs

For the three months ended March 31, 2025, the Company incurred costs directly attributable to the merger activities of $40 million. These costs are presented within Special items - operating within the unaudited condensed consolidated statements of operations. Refer to Note 12 for further information on special items. The Company expects to incur additional merger-related costs in 2025.

Pro forma impact of the acquisition

The unaudited pro forma financial information presented in the table below represents a summary of the consolidated results of operations for the Company and Hawaiian as if the acquisition of Hawaiian had been consummated as of January 1, 2023. The pro forma results do not include any anticipated synergies, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2023.

The pro forma information includes adjustments for merger-related costs of $267 million assumed to have been incurred on January 1, 2023.

	Three Months Ended March 31,
(in millions)	2025 Pro Forma	2024 Pro Forma
Revenue	$3,137	$2,877
Net loss	(138)	(267)

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from Alaska's Mileage Plan program and Hawaiian's HawaiianMiles program. Loyalty program other revenue includes brand and marketing revenue from the Alaska Airlines Visa Signature and Hawaiian Airlines World Elite Mastercard co-branded credit cards and other partners, and certain interline loyalty program revenue, net of commissions. Cargo and other revenue consists of freight and mail revenue, services provided to Amazon under the Air Transportation Services Agreement (the ATSA), and other ancillary revenue products such as lounge membership and certain commissions.

The level of detail within the Company’s unaudited condensed consolidated statements of operations and in this note depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Revenue

Passenger revenue recognized in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2025	2024
Passenger ticket revenue, net of taxes and fees	$2,352	$1,648
Passenger ancillary revenue	140	108
Loyalty program passenger revenue	316	248
Total Passenger revenue	$2,808	$2,004

Domestic passenger revenue includes operations in the U.S., including between the Hawaiian Islands (the Neighbor Island routes), and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, Belize, and Bahamas. Pacific passenger revenue includes operations in the South Pacific, Australia, New Zealand, and Asia.

The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation):

	Three Months Ended March 31,
(in millions)	2025	2024
Domestic	$2,462	$1,805
Latin America	214	199
Pacific	132	—
Total Passenger revenue	$2,808	$2,004

Loyalty Program Revenue

Loyalty program revenue included in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2025	2024
Loyalty program passenger revenue	$316	$248
Loyalty program other revenue	207	164
Total Loyalty program revenue	$523	$412

Cargo and Other Revenue

Cargo and other revenue included in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2025	2024
Cargo revenue	$57	$28
Other revenue	65	36
Total Cargo and other revenue	$122	$64

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $904 million and $584 million from the prior year-end air traffic liability balance for the three months ended March 31, 2025 and 2024.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as mileage credits are sold until the payments are collected. The Company had $111 million of such receivables as of March 31, 2025 and $118 million as of December 31, 2024.

The table below presents a roll forward of the total loyalty program liability:

	Three Months Ended March 31,
(in millions)	2025	2024
Total Deferred Revenue balance at January 1	$3,256	$2,603
Travel miles and companion certificate redemption - Passenger revenue	(307)	(234)
Miles redeemed on partner airlines - Loyalty program other revenue	(49)	(28)
Increase in liability for mileage credits issued	414	292
Total Deferred Revenue balance at March 31	$3,314	$2,633

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

Fair value of financial instruments measured on a recurring basis

As of March 31, 2025, cost basis and fair value for marketable securities were $1.4 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of March 31, 2025.

Fair values of financial instruments on the unaudited condensed consolidated balance sheets:

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$311	$—	$—	$311
Equity mutual funds	7	—	—	7
Asset-backed securities	—	170	3	173
Mortgage-backed securities	—	174	—	174
Corporate notes and bonds	—	737	—	737
Municipal securities and other	—	18	—	18
Total Marketable securities	$318	$1,099	$3	$1,420

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$292	$—	$—	$292
Equity mutual funds	7	—	—	7
Asset-backed securities	—	127	7	134
Mortgage-backed securities	—	112	—	112
Corporate notes and bonds	—	696	2	698
Municipal securities and other	—	31	—	31
Total Marketable securities	$299	$966	$9	$1,274
The fair value of derivative instruments, including fuel hedge contracts and interest rate swaps, was not material as of March 31, 2025 and December 31, 2024.

Activity and maturities for marketable securities

Maturities for marketable securities:

March 31, 2025 (in millions)	Cost Basis	Fair Value
Due in one year or less	$427	$427
Due after one year through five years	858	851
Due after five years through ten years	132	130
Due after ten years	6	6
No maturity date	5	6
Total	$1,428	$1,420

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $720 million of certain variable-rate and fixed-rate debt, including PSP notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the unaudited condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	March 31, 2025	December 31, 2024
Fixed-rate debt	$2,851	$2,946

Estimated fair value	$2,790	$2,844

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three months ended March 31, 2025.

NOTE 5. DEBT

Debt obligations on the unaudited condensed consolidated balance sheets:

(in millions)	March 31, 2025	December 31, 2024
Fixed-rate notes payable due through 2029	$51	$56
Fixed-rate PSP notes payable due through 2031	689	688
Fixed-rate EETCs payable due through 2027	800	864
Fixed-rate Japanese Yen denominated notes payable due through 2031	61	88
Variable-rate notes payable due through 2037	1,253	1,283
Loyalty financing, variable-rate term loan facility due through 2031	748	750
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs	(43)	(46)
Total debt	4,809	4,933
Less current portion	519	442
Long-term debt, less current portion	$4,290	$4,491

Weighted-average fixed-interest rate	3.9%	3.9%
Weighted-average variable-interest rate	6.0%	6.3%

Approximately $554 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2025, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.7%.

During the three months ended March 31, 2025, the Company incurred $23 million of debt as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2025, the Company made debt payments of $156 million.

Debt maturity

At March 31, 2025, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2025	$307
2026	503
2027	701
2028	211
2029	777
Thereafter	2,381
Total Principal Payments(a)	$4,880
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the unaudited condensed consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska and Hawaiian have a combined revolving credit facility for $850 million, expiring in September 2029, which is secured by a combination of Air Group aircraft, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of March 31, 2025, the Company had no outstanding borrowing under this facility.

Alaska has a second credit facility for $76 million, expiring in June 2025, and is secured by aircraft. Alaska has secured letters of credit against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of March 31, 2025.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified pension plans include the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Service cost	$7	$7
Pension expense included in Wages and benefits	7	7

Interest cost	33	27
Expected return on assets	(37)	(32)
Recognized actuarial loss	3	5
Pension expense included in Non-operating Income (Expense)	$(1)	$—

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft-related commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft and engine orders. Option deliveries are excluded until exercise.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes certain B737-9 aircraft contracted for delivery in 2024 that have moved to 2025, certain B737-8 aircraft contracted for delivery in 2024 and 2025 that have moved later in the contracted year or into the year following the contracted delivery, and certain B737-10 aircraft contracted for delivery in 2025 and 2026 that have moved to 2026 or 2027, pending certification of the aircraft type. For Hawaiian, this includes certain B787-9 aircraft contracted for delivery between 2024 and 2026 that have been moved later into the contracted year or into the year following the contracted delivery. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The tables below reflect Boeing's communications and management's internal expectations.

Details for contractual aircraft delivery commitments as of March 31, 2025:

	Firm Orders	Options and Other Rights
Aircraft Type	2025-2029	2026-2030
B737	70	100
B787-9	9	—
E175	5	—
Total	84	100

Capacity purchase agreement (CPA) commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft-related and capacity purchase agreement commitments as of March 31, 2025:

(in millions)	Aircraft-Related Commitments	Capacity Purchase Agreements
Remainder of 2025	$811	$153
2026	784	207
2027	1,244	213
2028	1,222	219
2029	259	224
Thereafter	—	283
Total	$4,320	$1,299

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter. Alaska holds an accrual for $57 million in Other accrued liabilities in the unaudited condensed consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through March 31, 2025, and management's current estimate of the amount due to the Virgin Group.

Credit card agreements

Alaska and Hawaiian have agreements with certain credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve of up to 100% of the credit card receivable balance associated with that processor, which would result in a restriction of cash. For example, certain agreements require Alaska to maintain a reserve if Air Group's credit rating is downgraded to or below a rating specified by the agreement or if its cash and marketable securities balance fell below $500 million. The Company is not currently required to maintain any reserve under these agreements. If Air Group were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on the Company's operations, business or financial condition.

NOTE 8. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 1.8 million shares for $107 million during the three months ended March 31, 2025. As of March 31, 2025, the program has $893 million remaining.
CARES Act warrant issuances
As taxpayer protection required under the Payroll Support Program (PSP) under the CARES Act, the Company granted the U.S. government a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. The value of the warrants was estimated using a Black-Scholes option pricing model and was recorded in stockholders' equity at issuance. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. In 2024, the warrants were sold at auction to a third party investor. The sale had no impact to the amount held on the Company's balance sheet.
In the first quarter of 2025, 1,660,705 of the warrants were exercised, with an exercise price of $31.61 for 1,355,206 warrants and $52.25 for 305,499 warrants, in a net share settlement for 809,768 shares of ALK common stock. As of March 31, 2025, there were 221,812 warrants outstanding, at an exercise price of $66.39.

NOTE 9. LOSS PER SHARE
Basic loss per share and diluted loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net loss	$(166)	$(132)

Basic weighted average shares outstanding	123.134	125.970
Dilutive effect of employee stock awards and stock warrants	—	—
Diluted weighted average shares outstanding	123.134	125.970

Basic loss per share	$(1.35)	$(1.05)
Diluted loss per share	$(1.35)	$(1.05)

Antidilutive amounts excluded from calculation:
Employee stock awards	3.4	3.8
Stock warrants	—	0.2

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three months ended March 31, 2025 and 2024:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	10	—	(8)	(1)	1
Reclassifications into earnings	2	3	—	(1)	4
Balance at March 31, 2025	$(9)	$(302)	$1	$76	$(234)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	1	—	1	—	2
Reclassifications into earnings	—	4	—	(1)	3
Balance at March 31, 2024	$(45)	$(354)	$9	$96	$(294)

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

The CODM reviews financial performance information as part of three reportable operating segments which are described above:
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

	Three Months Ended March 31, 2025
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$1,757	$653	$398	$2,808
Loyalty program other revenue	152	39	16	207
Cargo and other revenue	65	55	—	120
Total segment operating revenue	1,974	747	414	3,135

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				2
Consolidated Operating Revenue				$3,137

Segment operating expenses
Wages and benefits	721	277	—	998
Variable incentive pay	43	13	—	56
Economic fuel	419	174	91	684
Aircraft maintenance	124	75	—	199
Aircraft rent	21	15	—	36
Landing fees and other rentals	154	54	—	208
Contracted services	134	36	—	170
Selling expenses	62	30	—	92
Depreciation and amortization	121	58	—	179
Food and beverage service	55	24	—	79
Other(b)	173	58	—	231
Regional carrier expenses	—	—	333	333
Total segment operating expenses	2,027	814	424	3,265

Segment non-operating income (expense)
Interest income	43	3	—	46
Interest expense	(52)	(26)	—	(78)
Other(b)	7	2	—	9
Total segment non-operating income (expense)	(2)	(21)	—	(23)

Segment pretax loss	$(55)	$(88)	$(10)	$(153)

Reconciliation to Consolidated Loss Before Income Tax:
Other profit (loss)(a)				13
Aircraft fuel mark-to-market adjustment				3
Losses on foreign debt				(5)
Special items - operating				(91)

Consolidated Loss Before Income Tax				$(233)

	Three Months Ended March 31, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$1,629	$—	$375	$2,004
Loyalty program other revenue	149	—	15	$164
Cargo and other revenue	62	—	—	$62
Total segment operating revenue	1,840	—	390	2,230

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				2
Consolidated Operating Revenue				$2,232

Segment operating expenses
Wages and benefits	683	—	—	683
Variable incentive pay	39	—	—	39
Economic fuel	485	—	93	578
Aircraft maintenance	107	—	—	107
Aircraft rent	20	—	—	20
Landing fees and other rentals	137	—	—	137
Contracted services	120	—	—	120
Selling expenses	67	—	—	67
Depreciation and amortization	112	—	—	112
Food and beverage service	52	—	—	52
Other(b)	177	—	—	177
Regional carrier expenses	—	—	299	299
Total segment operating expenses	1,999	—	392	2,391

Segment non-operating income (expense)
Interest income	18	—	—	18
Interest expense	(25)	—	—	(25)
Other(b)	4	—	—	4
Total segment non-operating income (expense)	(3)	—	—	(3)

Segment pretax loss	$(162)	$—	$(2)	$(164)

Reconciliation to Consolidated Loss Before Income Tax:
Other profit (loss)(a)				7
Aircraft fuel mark-to-market adjustment				13
Special items - operating				(34)

Consolidated Loss Before Income Tax				$(178)
(a) Revenue and profit or loss from segments below the quantitative thresholds as well as other immaterial business units, including Air Group parent company activity, Horizon Air operations, McGee Air Services, consolidating entries and intercompany eliminations.
(b) Includes miscellaneous personnel, software, and services costs, as well as other non-operating activity.

Total capital expenditures were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Alaska Airlines	$92	$52
Hawaiian Airlines	144	—
Other(a)	25	50
Consolidated	$261	$102

Total assets were as follows(b):

(in millions)	March 31, 2025	December 31, 2024
Alaska Airlines	$24,404	$24,664
Hawaiian Airlines	4,549	4,423
Consolidating & Other	(9,135)	(9,319)
Consolidated	$19,818	$19,768
(a) Primarily consists of Horizon Air capital expenditures, including non-cash expenditures for debt financing of certain E175 deliveries of $23 million in 2025 and $45 million in 2024.
(b) No assets are allocated to the Regional segment as it represents only revenue and expenses associated with regional flying. The related assets associated with regional flying are allocated to other segments.

NOTE 12. SPECIAL ITEMS

The Company has classified certain operating activity as special items due to its unusual or infrequently occurring nature. Disclosing information about these items separately may assist with comparable year over year analysis and allow stakeholders to better understand Air Group's results of operations.

Labor and other: Labor and other costs in 2025 were primarily for changes to Alaska flight attendants' sick leave benefits pursuant to a new collective bargaining agreement ratified in the first quarter. Costs in 2024 were primarily associated with the retirement of Alaska's Airbus and Horizon's Q400 aircraft.

Integration costs: Integration costs are associated with the acquisition of Hawaiian Airlines and primarily consist of employee-related and other merger costs.

	Three Months Ended March 31,
(in millions)	2025	2024
Operating Expenses
Labor and other	51	26
Integration costs	40	8
Special items - operating	$91	$34

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our unaudited condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024. This overview summarizes the MD&A, which includes the following sections:
•First Quarter Review - highlights from the first quarter of 2025 outlining some of the major events that occurred during the period, as well as forward-looking statements.
•Results of Operations - an in-depth analysis of our financial and operational results for the three months ended March 31, 2025.

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

Dollar amounts in the MD&A are generally rounded to the nearest million. As a result, a manual recalculation of certain figures using these rounded amounts may not agree directly to our actual figures presented in the tables below.

Items affecting comparability

As Hawaiian Holdings, Inc. was acquired by Air Group on September 18, 2024, its financial results were not reflected in reported figures in the periods preceding the acquisition date. Due to the size of the two companies prior to the acquisition, the reported results for 2025 and 2024 are not comparable. To assist with the discussion of 2025 and 2024 results on a comparable basis and provide more meaningful discussion, certain supplemental unaudited pro forma income statement information is provided for the first quarter of 2024. Pro forma historical results were included with the Form 8-K filed on January 22, 2025. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

FIRST QUARTER REVIEW

Overview

We reported a loss before income tax under GAAP for the first quarter of 2025 of $233 million, compared to $178 million for the first quarter of 2024. On a pro forma basis, the pretax loss for the first quarter of 2024 was $343 million. Refer below for a more detailed discussion of the items impacting these results.

Labor update

In the first quarter, Alaska flight attendants, represented by the Association of Flight Attendants (AFA), ratified a new three-year Collective Bargaining Agreement (CBA) that includes wage increases and other improvements to benefits. Horizon is in negotiations with its pilots, represented by International Brotherhood of Teamsters (IBT), and its flight attendants, represented by AFA, for updated CBAs.

Subsequent to quarter end, Horizon technicians, represented by the Aircraft Mechanics Fraternal Association (AMFA) ratified a four-year CBA and Hawaiian flight attendants, represented by AFA, ratified a three-year extension of their existing CBA.

Alaska and Hawaiian are working towards joint collective bargaining agreements (JCBA) for workgroups represented by common unions. Alaska and Hawaiian have Transition and Process Agreements for certain workgroups which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Outlook

We remain focused on the successful integration of Hawaiian into Air Group. Looking ahead to the second quarter, on a pro forma basis, we anticipate capacity growth of 2% to 3%. We anticipate the percent change in unit revenue to be flat to down low single digits and the percent change in unit cost to be up mid to high single digits. Given recent economic uncertainty and volatility, we are not providing an update to our full year 2025 guidance. We are assessing a variety of scenarios, and expect to be profitable in 2025 even if revenue remains pressured throughout the second half of the year. Despite the softer macroeconomic outlook, areas of our business within our control are performing well and in line with our prior expectations.

RESULTS OF OPERATIONS

PRO FORMA OPERATING STATISTICS

Below are operating statistics presented on a pro forma basis, which assumes Hawaiian is included in both 2024 and 2025.

	Three Months Ended March 31,
	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	% Change
Consolidated Operating Statistics:
Revenue passengers (000)	13,159	9,774	2,621	12,395	6.2%
RPMs (000,000) "traffic"	17,257	12,524	4,073	16,597	4.0%
ASMs (000,000) "capacity"	21,219	15,378	5,051	20,429	3.9%
Load factor	81.3%	81.4%	80.6%	81.2%	0.1 pts
Yield	16.28¢	16.00¢	14.26¢	15.57¢	4.6%
PRASM	13.24¢	13.03¢	11.50¢	12.66¢	4.6%
RASM	14.79¢	14.51¢	12.78¢	14.08¢	5.0%
CASMex	11.89¢	11.60¢	11.82¢	11.65¢	2.1%
Economic fuel cost per gallon	$2.61	$3.08	$2.88	$3.02	(13.6)%
Fuel gallons (000,000)	262	188	68	256	2.3%
Departures (000)	123.8	95.7	20.3	116.0	6.7%
Average full-time equivalent employees (FTEs)	29,773	23,013	6,705	29,718	0.2%

PRO FORMA OPERATING REVENUE

On a pro forma basis, total operating revenue increased $260 million or 9%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized in the following table:

	Three Months Ended March 31,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Passenger revenue	$2,808	$2,004	$581	$2,585	$223	9%
Loyalty program other revenue	207	164	29	193	14	7%
Cargo and other revenue	122	64	35	99	23	23%
Total Operating Revenue	$3,137	$2,232	$645	$2,877	$260	9%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results on a pro forma basis for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025	% Change vs. Pro forma Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$2,742	9%	5%	5%	4%	3%
Latin America	242	8%	(1)%	(1)%	9%	9%
Pacific	153	1%	—%	(7)%	—%	7%
Total	$3,137	9%	4%	4%	5%	5%

Passenger revenue

On a pro forma basis, Passenger revenue increased $223 million, or 9%, as traffic increased by 4% and yield grew by 5%. Hawaiian passenger revenue has improved meaningfully compared to 2024, driven by the integration of its operations into Air Group's combined network and increased asset utilization. Prior year results were negatively impacted by $150 million due to the B737-9 grounding in the first quarter of 2024.

Loyalty program other revenue

On a pro forma basis, Loyalty program other revenue increased $14 million, or 7%, due to higher commission revenue from bank card and third party partners driven by increased consumer spend. Incremental credit card acquisitions of the Alaska Airlines Visa Signature and Hawaiian Airlines World Elite Mastercard co-branded credit cards also contributed to the increase.

Cargo and other revenue

On a pro forma basis, Cargo and other revenue increased $23 million, or 23%, driven by an additional B737-800F aircraft in Alaska's cargo fleet and six additional A330-300F aircraft in Hawaiian's cargo fleet, utilized under the ATSA with Amazon, since the first quarter of 2024.

PRO FORMA OPERATING EXPENSES

On a pro forma basis, total operating expenses increased $132 million, or 4%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized below. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Aircraft fuel, including hedging gains and losses	$681	$565	$194	$759	$(78)	(10)%
Non-fuel operating expenses, excluding special items	2,562	1,799	602	2,401	161	7%
Special items - operating	91	$34	$8	42	49	117%
Total Operating Expenses	$3,334	$2,398	$804	$3,202	$132	4%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments and the impact of purchase accounting.

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

Alaska's fuel hedge program was suspended in 2023 and all remaining positions were settled as of March 31, 2025. Hawaiian's fuel hedge program, which uses crude oil call options, was suspended in the first quarter of 2025, and has open positions, based in Brent crude oil, that will settle through the third quarter of 2025. The call options are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums.

A summary of Hawaiian's Brent crude positions is provided below:

	Approximate % of Hawaiian's Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Hawaiian:
Second Quarter of 2025	19%	$93	$2
Third Quarter of 2025	5%	$91	$2

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

	Three Months Ended March 31,
	2025		2024 Pro forma
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$681	$2.60	$759	$2.96
Losses on settled hedges	3	0.01	15	0.06
Economic fuel expense	684	2.61	774	3.02
Mark-to-market fuel hedge adjustments	(3)	(0.01)	(15)	(0.06)
Aircraft fuel, including hedging gains and losses	$681	2.60	759	$2.96
Fuel gallons		262		256

On a pro forma basis, aircraft fuel expense decreased $78 million, or 10%. Raw fuel expense decreased by 10%, primarily driven by lower refining margins associated with the conversion of crude oil to jet fuel, as well as lower per gallon costs on crude oil. Decreases were partially offset by higher fuel consumption consistent with increased capacity.
Losses recognized for hedges that settled during the first quarter were $3 million in 2025, compared to losses of $15 million in 2024. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expense

The table below summarizes our operating expense line items, excluding fuel and other special items, on a pro forma basis. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations. Significant or unusual changes compared to 2024 on a pro forma basis are more fully described below.

	Three Months Ended March 31,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Wages and benefits	$1,127	$804	$257	$1,061	$66	6%
Variable incentive pay	62	44	5	49	13	27%
Aircraft maintenance	220	122	76	198	22	11%
Aircraft rent	62	47	15	62	—	—%
Landing fees and rentals	242	165	47	212	30	14%
Contracted services	145	97	32	129	16	12%
Selling expenses	100	77	30	107	(7)	(7)%
Depreciation and amortization	194	126	53	179	15	8%
Food and beverage service	85	58	22	80	5	6%
Third-party regional carrier expense	64	54	—	54	10	19%
Other	261	205	65	270	(9)	(3)%
Total non-fuel operating expenses, excluding special items	$2,562	$1,799	$602	$2,401	$161	7%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Wages and benefits

The primary components of wages and benefits, including a reconciliation of 2024 on a pro forma basis, are shown in the following table:

	Three Months Ended March 31,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	$ Change	% Change
Wages	$847	$609	$182	$791	$56	7%
Pension - Defined benefit plans	7	7	3	10	(3)	(30)%
Defined contribution plans	86	61	21	82	4	5%
Medical and other benefits	122	83	32	115	7	6%
Payroll taxes	65	44	19	63	2	3%
Total Wages and benefits	$1,127	$804	$257	$1,061	$66	6%

On a pro forma basis, wages and benefits increased by $66 million, or 6%, driven by higher wage rates across multiple labor groups since the first quarter of 2024. Increases were partially offset by nonrecurring wages from irregular operations following the B737-9 grounding in the first quarter of 2024.

Variable incentive pay

On a pro forma basis, variable incentive pay increased $13 million, or 27%, due to the inclusion of Hawaiian employees in the Company's Performance-Based Pay program in 2025, as well as an increased wage base.

Aircraft maintenance

On a pro forma basis, aircraft maintenance increased $22 million, or 11%, driven by higher rates for outside maintenance work, additional maintenance projects, and the addition of certain E175 engines to Horizon's power-by-the-hour contract since the first quarter of 2024.

Landing fees and other rentals

On a pro forma basis, landing fees and other rentals increased $30 million, or 14%, driven by increased volume of departures and landed weight. Increases to terminal rents were driven by higher rates and growth throughout the combined network.

Contracted services

On a pro forma basis, contracted services increased $16 million, or 12%, driven by higher rates charged by vendors as well as increased passengers throughout our combined network.

Depreciation and amortization

On a pro forma basis, depreciation and amortization increased $15 million, or 8%, primarily due to the addition of 20 owned aircraft to our airlines' fleets since the first quarter of 2024. Incremental depreciation on ground service and other equipment also contributed to the increase.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $10 million, or 19%, driven by incremental departures and block hours operated by SkyWest.

Special items - operating

On a pro forma basis, special items increased $49 million, or 117%, driven by contractual changes to Alaska flight attendants' sick leave benefits and additional integration costs associated with the acquisition of Hawaiian Airlines. Fleet transition costs in the first quarter of 2024 did not recur in 2025.

Additional Segment Information

Refer to Note 11 to the unaudited condensed consolidated financial statements for a detailed description of each segment and a reconciliation of segment results to consolidated Air Group results. Below is a summary of each segment's results for the first quarter of 2025.

Alaska Airlines

Alaska Airlines reported a pretax loss, excluding special items and other adjustments, of $55 million in the first quarter of 2025, compared to a loss of $162 million in the same period in 2024. The $107 million improvement was primarily due to lost revenue and additional operational costs resulting from the B737-9 grounding in the first quarter of 2024. Growth in departures and revenue passengers also contributed to the increase. The improvement was partially offset by an increase in non-fuel operating expenses, driven largely by higher wages and variable costs associated with increased capacity.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items and other adjustments, of $88 million in the first quarter of 2025, compared to a loss on a pro forma basis of $173 million in the first quarter of 2024. Improved results were primarily driven by incorporating Hawaiian into Air Group's combined network, improved asset utilization, and lower fuel costs per gallon.

Regional

Regional reported a pretax loss of $10 million, excluding special items and other adjustments, in the first quarter of 2025, compared to a loss of $2 million in the same period in 2024. Higher operating expenses associated with increased capacity were partially offset by higher passenger revenue consistent with the increase in traffic.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we had cash and marketable securities of $2.5 billion. Our airlines have 113 unencumbered aircraft, which can be financed if necessary, and an $850 million bank line-of-credit facility with no outstanding borrowings. We expect our current cash and marketable securities balance, combined with our available sources of liquidity, are sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

Operating cash flows

Cash provided by operating activities was $459 million during the first three months of 2025. Advance ticket sales and our co-branded credit card agreements are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, aircraft fuel, payments to suppliers for goods and services, payments to lessors and airport authorities for leased aircraft, rents, and landing fees, and interest expense for our debt obligations. Additionally, we paid more than $300 million to employees in recognition of their 2024 Performance-Based Pay program achievements.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment are the primary purpose of our investing cash flow. We plan to incur approximately $1.4 billion to $1.6 billion in capital expenditures for 2025. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $381 million during the first three months of 2025. Property and equipment expenditures were $238 million, driven by the addition of one B787-9 aircraft as well as other flight equipment and ground equipment purchases. Net purchases of marketable securities were $134 million in 2025.

Financing cash flows

Cash provided by new financing arrangements is the primary source of our financing cash flow. Our primary uses of financing cash flow are payments of our debt and finance lease obligations, as well as share repurchases. Refer to Note 5 to the unaudited condensed consolidated financial statements for a detailed discussion of our debt balances, including a schedule outlining the time period of future payments.

Cash used in financing activities was $236 million during the first three months of 2025. Debt payments in the quarter were $156 million and cash paid for share repurchases was $105 million.

Indicators of financial condition and liquidity

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2025	December 31, 2024	Change
Cash and marketable securities(a)	$2,464	$2,475	—%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	26%	28%	(2) pts
Long-term debt, net of current portion	$4,290	$4,491	(4)%
Shareholders' equity	$4,137	$4,372	(5)%
(a) Excludes restricted cash of $28 million as of March 31, 2025 and $29 million as of December 31, 2024.

Debt-to-capitalization, including leases
(in millions)	March 31, 2025	December 31, 2024	Change
Long-term debt, net of current portion	$4,290	$4,491	(4)%
Capitalized operating leases	1,414	1,405	1%
Capitalized finance leases	53	55	(4)%
Adjusted debt, net of current portion of long-term debt	$5,757	$5,951	(3)%
Shareholders' equity	4,137	4,372	(5)%
Total invested capital	$9,894	$10,323	(4)%

Debt-to-capitalization ratio, including leases	58%	58%	— pts

Material cash commitments

We have various contractual obligations that require material future outlays of cash. These obligations include the purchase of aircraft and other flight equipment, payments for Alaska's CPA with SkyWest, debt service payments, lease payments for aircraft and other property and equipment, costs for aircraft and engine maintenance, sponsorship and license agreements, and other miscellaneous agreements for services associated with operating and marketing our airlines. We also anticipate we may have material cash outlays associated with new technologies for the future of the business. Currently, Alaska and Hawaiian have agreements to purchase sustainable aviation fuel (SAF) to be delivered in the coming years. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF.

We expect to satisfy these obligations using cash flows from our operations, our available sources of liquidity, and future financing arrangements. Within the notes accompanying our unaudited condensed consolidated financial statements, refer to Note 5 for discussion of scheduled debt obligations and Note 7 for discussion of aircraft-related purchase commitments and CPA obligations.

As of March 31, 2025, Alaska had firm orders to purchase 70 B737 aircraft with deliveries expected between 2025 and 2029. Alaska also had rights for 100 additional B737 aircraft through 2030. Hawaiian had firm orders to purchase 9 B787-9 aircraft with deliveries expected between 2025 and 2028. Horizon had firm orders to purchase 5 E175 aircraft with deliveries between 2025 and 2026.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes certain B737-9 aircraft contracted for delivery in 2024 that have moved to 2025, certain B737-8 aircraft contracted for delivery in 2024 and 2025 that have moved later in the contracted year or into the year following the contracted delivery, and certain B737-10 aircraft contracted for delivery in 2025 and 2026 that have moved to 2026 or 2027, pending certification of the aircraft type. For Hawaiian, this includes certain B787-9 aircraft contracted for delivery between 2024 and 2026 that have been moved later into the contracted year or into the year following the contracted delivery. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The table below summarizes our fleet plan, reflecting Boeing's communications and management's internal expectations.

	Actual Fleet	Anticipated Fleet Activity
Aircraft	March 31, 2025	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027
Alaska Airlines Fleet:
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	2	—	2	—	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900	5	(5)	—	—	—	—	—
B737-900ER	79	—	79	—	79	—	79
B737-8	5	9	14	6	20	—	20
B737-9	76	4	80	—	80	—	80
B737-10	—	—	—	3	3	17	20
Total Alaska Airlines Fleet	240	8	248	9	257	17	274
Hawaiian Airlines Fleet:
A330-300 Freighters(a)	8	2	10	—	10	—	10
A330-200	24	—	24	—	24	—	24
A321neo	18	—	18	—	18	—	18
B717-200	19	—	19	—	19	—	19
B787-9	3	2	5	2	7	3	10
Total Hawaiian Airlines Fleet	72	4	76	2	78	3	81
Regional Fleet:
E175 operated by Horizon	45	2	47	3	50	—	50
E175 operated by third party	42	1	43	—	43	—	43
Total Regional Fleet	87	3	90	3	93	—	93
Total Air Group Fleet	399	15	414	14	428	20	448
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

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Loss before income tax	$(233)	$(178)
Adjusted for:
Mark-to-market fuel hedge adjustment	(3)	(13)
Losses on foreign debt	5	—
Special items - operating	91	34
Adjusted loss before income tax	$(140)	$(157)

Pretax margin	(7.4)%	(8.0)%
Adjusted pretax margin	(4.5)%	(7.0)%

	Three Months Ended March 31,
	2025		2024
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net loss	$(166)	$(1.35)	$(132)	$(1.05)
Adjusted for:
Mark-to-market fuel hedge adjustments	(3)	(0.02)	(13)	(0.10)
Losses on foreign debt	5	0.04	—	—
Special items - operating	91	0.74	34	0.27
Income tax effect of adjustments above	(22)	(0.18)	(5)	(0.04)
Adjusted net loss	$(95)	$(0.77)	$(116)	$(0.92)

	Three Months Ended March 31,
(in millions, except unit metrics)	2025		2024
Total operating expenses	$3,334		$2,398
Less the following components:
Aircraft fuel, including hedging gains and losses	681		565
Freighter costs	41		15
Special items - operating	91		34
Total operating expenses, excluding fuel, freighter costs, and special items	$2,521		$1,784

ASMs	21,219		15,378
CASMex	11.89	¢	11.60	¢

OPERATING STATISTICS (unaudited)

Below are operating statistics we use to measure operating performance. Figures for the three months ended March 31, 2024 are as previously reported and do not include Hawaiian operations.

	Three Months Ended March 31,
	2025	2024	Change
Consolidated Operating Statistics(a):
Revenue passengers (000)	13,159	9,774	34.6%
RPMs (000,000) "traffic"	17,257	12,524	37.8%
ASMs (000,000) "capacity"	21,219	15,378	38.0%
Load factor	81.3%	81.4%	(0.1) pts
Yield	16.28¢	16.00¢	1.8%
PRASM	13.24¢	13.03¢	1.6%
RASM	14.79¢	14.51¢	1.9%
CASMex	11.89¢	11.60¢	2.5%
Economic fuel cost per gallon(b)(c)	$2.61	$3.08	(15.3)%
Fuel gallons (000,000)(c)	262	188	39.4%
ASMs per gallon	80.9	81.8	(1.1)%
Departures (000)	123.8	95.7	29.4%
Average full-time equivalent employees (FTEs)	29,773	23,013	29.4%
Operating fleet(d)	399	315	84 a/c
Alaska Airlines Operating Statistics:
RPMs (000,000) "traffic"	11,723	11,422	2.6%
ASMs (000,000) "capacity"	14,345	14,035	2.2%
Economic fuel cost per gallon	$2.61	$3.05	(14.4)%
Hawaiian Airlines Operating Statistics:
RPMs (000,000) "traffic"	4,307	—	n/a
ASMs (000,000) "capacity"	5,366	—	n/a
Economic fuel cost per gallon(c)	$2.50	—	n/a
Regional Operating Statistics:(e)
RPMs (000,000) "traffic"	1,227	1,102	11.3%
ASMs (000,000) "capacity"	1,508	1,343	12.3%
Economic fuel cost per gallon	$2.80	$3.27	(14.4)%
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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

On September 18, 2024, we acquired Hawaiian Holdings, Inc. As of the date of this Quarterly Report on Form 10-Q, we are making progress in further integrating Hawaiian in our evaluation of internal controls over financial reporting for the combined company. As the integration continues and business processes evolve, management will continue to evaluate the existing internal controls over financial reporting for change.

Except as noted above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this document for a discussion of the Company's ongoing legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2024 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The below table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2025. The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in December 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2025 - January 31, 2025	314,480	$67.80
February 1, 2025 - February 28, 2025	357,221	73.62
March 1, 2025 - March 31, 2025	1,094,715	54.95
Total	1,766,416	$61.02	$893

As taxpayer protection required under the PSP under the CARES Act, the Company granted the U.S. government a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. In 2024, the warrants were sold at auction to a third party investor. In March 2025, 1,660,705 of the warrants were exercised, with an exercise price of $31.61 for 1,355,206 warrants and $52.25 for 305,499 warrants, in a net share settlement for 809,768 shares of ALK common stock. The shares of common stock issued in connection with the warrant exercise were issued without registration in reliance on the exemption provided by Section 3(a)(9) of the under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
10.1*#†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance, Controller, and Treasurer

May 8, 2025