Form 10-Q
period 2025-06-30
ALASKA AIR GROUP, INC.
filed 2025-08-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant has 115,310,451 common shares, par value $0.01, outstanding at July 31, 2025.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. Other than as required by law, we expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of risks and uncertainties that may cause our forward-looking statements to differ materially, see Item 1A. "Risk Factors” within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Some of these risks include competition, labor costs, relations, and availability, general economic conditions, increases in operating costs including fuel, uncertainties regarding the ability to successfully integrate the operations of the recently completed acquisition of Hawaiian Holdings, Inc. and the ability to realize anticipated cost savings, synergies, or growth from the acquisition, inability to meet cost reduction and other strategic goals, seasonal fluctuations in demand and financial results, supply chain risks, events that negatively impact aviation safety and security, cybersecurity risks, and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$750	$1,201
Restricted cash	28	29
Marketable securities	1,374	1,274
Total cash, restricted cash, and marketable securities	2,152	2,504
Receivables - net	737	558
Inventories and supplies - net	218	199
Prepaid expenses	264	307
Other current assets	136	192
Total Current Assets	3,507	3,760

Property and Equipment
Aircraft and other flight equipment	13,056	12,273
Other property and equipment	2,267	2,173
Deposits for future flight equipment	621	883
	15,944	15,329
Less accumulated depreciation and amortization	(4,729)	(4,548)
Total Property and Equipment - Net	11,215	10,781

Other Assets
Operating lease assets	1,279	1,296
Goodwill	2,724	2,724
Intangible assets - net	844	873
Other noncurrent assets	316	334
Total Other Assets	5,163	5,227

Total Assets	$19,885	$19,768

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$240	$186
Accrued wages, vacation and payroll taxes	697	1,001
Air traffic liability	2,127	1,712
Other accrued liabilities	1,096	997
Deferred revenue	1,824	1,592
Current portion of long-term debt	500	442
Current portion of operating lease liabilities	217	207
Current portion of finance lease liabilities	8	8
Total Current Liabilities	6,709	6,145

Noncurrent Liabilities
Long-term debt, net of current portion	4,448	4,491
Operating lease liabilities, net of current portion	1,157	1,198
Finance lease liabilities, net of current portion	43	47
Deferred income taxes	938	934
Deferred revenue	1,648	1,664
Obligation for pension and post-retirement medical benefits	452	460
Other liabilities	548	457
Total Noncurrent Liabilities	9,234	9,251

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2025 - 144,093,405 shares; 2024 - 141,449,174 shares, Outstanding: 2025 - 115,276,005 shares; 2024 - 123,119,199 shares	1	1
Capital in excess of par value	899	811
Treasury stock (common), at cost: 2025 - 28,817,400 shares; 2024 - 18,329,975 shares	(1,666)	(1,131)
Accumulated other comprehensive loss	(228)	(239)
Retained earnings	4,936	4,930
Total Shareholders' Equity	3,942	4,372
Total Liabilities and Shareholders' Equity	$19,885	$19,768

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Operating Revenue
Passenger revenue	$3,355	$2,651	$6,163	$4,655
Loyalty program other revenue	210	174	417	338
Cargo and other revenue	139	72	261	136
Total Operating Revenue	3,704	2,897	6,841	5,129

Operating Expenses
Wages and benefits	1,165	782	2,292	1,586
Variable incentive pay	61	49	123	93
Aircraft fuel, including hedging gains and losses	700	615	1,381	1,180
Aircraft maintenance	240	129	460	251
Aircraft rent	64	46	126	93
Landing fees and other rentals	278	173	520	338
Contracted services	146	106	291	203
Selling expenses	105	84	205	161
Depreciation and amortization	199	128	393	254
Food and beverage service	97	67	182	125
Third-party regional carrier expense	69	64	133	118
Other	247	186	508	391
Special items - operating	56	146	147	180
Total Operating Expenses	3,427	2,575	6,761	4,973
Operating Income	277	322	80	156

Non-operating Income (Expense)
Interest income	22	24	48	41
Interest expense	(66)	(36)	(132)	(71)
Interest capitalized	9	6	21	12
Other - net	(4)	—	(12)	—
Total Non-operating Expense	(39)	(6)	(75)	(18)
Income Before Income Tax	238	316	5	138
Income tax expense (benefit)	66	96	(1)	50
Net Income	$172	$220	$6	$88

Basic Earnings Per Share:	$1.45	$1.74	$0.05	$0.70
Diluted Earnings Per Share:	$1.42	$1.71	$0.05	$0.69
Weighted Average Shares Outstanding used for computation:
Basic	118.847	126.337	120.979	126.153
Diluted	120.930	128.310	123.183	127.857

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net Income	$172	$220	$6	$88
Other comprehensive income (loss), net of tax
Marketable securities	6	4	15	5
Employee benefit plans	2	3	4	6
Interest rate derivative instruments	(2)	—	(8)	1
Total other comprehensive income, net of tax	$6	$7	$11	$12

Total Comprehensive Income, Net of Tax	$178	$227	$17	$100

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
Net loss	—	—	—	—	—	(166)	(166)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(1.766)	—	—	(107)	—	—	(107)
Stock-based compensation	0.005	—	22	—	—	—	22
CARES Act warrants exercised	0.810	—	—	—	—	—	—
Stock issued under stock plans	0.717	—	11	—	—	—	11
Balance at March 31, 2025	122.885	$1	$844	$(1,238)	$(234)	$4,764	$4,137
Net income	—	—	—	—	—	172	172
Other comprehensive income	—	—	—	—	6	—	6
Common stock repurchase	(8.721)	—	—	(428)	—	—	(428)
Stock-based compensation	0.009	—	17	—	—	—	17
Stock issued for employee stock purchase plan	1.023	—	39	—	—	—	39
Stock issued under stock plans	0.080	—	(1)	—	—	—	(1)
Balance at June 30, 2025	115.276	$1	$899	$(1,666)	$(228)	$4,936	$3,942

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
Net loss	—	—	—	—	—	(132)	(132)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.561)	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.177	—	(3)	—	—	—	(3)
Balance at March 31, 2024	125.706	$1	$707	$(840)	$(294)	$4,403	$3,977
Net income	—	—	—	—	—	220	220
Other comprehensive income	—	—	—	—	7	—	7
Common stock repurchase	(0.663)	—	—	(28)	—	—	(28)
Stock-based compensation	0.013	—	13	—	—	—	13
Stock issued for employee stock purchase plan	1.401	—	37	—	—	—	37
Stock issued under stock plans	0.018	—	—	—	—	—	—
Balance at June 30, 2024	126.475	$1	$757	$(868)	$(287)	$4,623	$4,226

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash Flows from Operating Activities:
Net Income	$6	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	254
Stock-based compensation and other	10	37
Non-cash special items	52	—
Changes in certain assets and liabilities:
Changes in deferred income taxes	1	47
Increase in accounts receivable	(171)	(55)
Increase in air traffic liability	415	440
Increase in deferred revenue	216	38
Other - net	(87)	23
Net cash provided by operating activities	835	872
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(523)	(380)
Other flight equipment	(90)	(63)
Other property and equipment	(128)	(144)
Supplier proceeds	—	162
Purchases of marketable securities	(844)	(163)
Sales and maturities of marketable securities	765	288
Other investing activities	73	165
Net cash used in investing activities	(747)	(135)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	168	279
Long-term debt payments	(236)	(149)
Common stock repurchases	(535)	(49)
Other financing activities	59	6
Net cash provided by (used in) financing activities	(544)	87
Net (decrease) increase in cash and cash equivalents	(456)	824
Cash, cash equivalents, and restricted cash at beginning of period	1,257	308
Cash, cash equivalents, and restricted cash at end of the period	$801	$1,132

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$108	$55
Non-cash transactions:
Right-of-use assets acquired through operating leases	$74	$34
Property and equipment acquired through the issuance of debt	$69	$68

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$750	$1,115
Restricted cash	28	—
Restricted cash included in Other noncurrent assets	23	17
Total cash, cash equivalents, and restricted cash at end of the period	$801	$1,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Alaska Air Group (Air Group, or "the Company"), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska), Horizon Air Industries, Inc. (Horizon), and, beginning September 18, 2024, Hawaiian Holdings, Inc. (Hawaiian). The unaudited condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of operating results for the entire year.

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

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using a market basis, relief from royalty, or multi-period excess earnings approach. As of June 30, 2025, the determination of fair values of property and equipment, certain liabilities included in other accrued liabilities and other liabilities, goodwill, intangible assets, and deferred income taxes was substantially complete, but is still considered provisional. Management will evaluate estimates and assumptions utilized to calculate fair value as new information is received, and will adjust amounts recorded as necessary up to one year following transaction close. There were no fair value adjustments made in the three and six months ended June 30, 2025.

Provisional fair values of the assets acquired and the liabilities assumed as of the acquisition date, September 18, 2024, as of June 30, 2025 and December 31, 2024 were as follows:

(in millions)	June 30, 2025 and December 31, 2024
Cash and cash equivalents	$286
Restricted cash	27
Marketable securities	674
Receivables	110
Inventories and supplies	75
Prepaid expenses and other	77
Property and equipment	1,947
Operating lease assets	228
Intangible assets	799
Goodwill	781
Other noncurrent assets	97
Total assets	5,101

Accounts payable	57
Air traffic liability	513
Other accrued liabilities	331
Deferred revenue - current	229
Current portion of operating lease liabilities	65
Current portion of long-term debt and finance leases	144
Long-Term Debt, net of current portion	1,932
Long-term operating lease liabilities, net of current portion	234
Deferred income taxes	90
Deferred revenue - noncurrent	308
Obligations for pension and post-retirement medical benefits	153
Other liabilities	68
Total liabilities	4,124

Total purchase price	$977

Merger-related costs

The Company incurred pretax merger-related costs of $53 million and $30 million for the three months ended June 30, 2025 and 2024, respectively, and $93 million and $38 million, for the six months ended June 30, 2025 and 2024, respectively. These costs are presented within Special items - operating within the unaudited condensed consolidated statements of operations. Refer to Note 12 for further information on special items. The Company expects to incur additional merger-related costs in 2025.

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

The pro forma information includes adjustments for merger-related costs of $320 million assumed to have been incurred on January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025 Pro Forma	2024 Pro Forma	2025 Pro Forma	2024 Pro Forma
Revenue	$3,704	$3,629	$6,841	$6,506
Net income (loss)	210	171	72	(96)

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

Certain prior period amounts in this note have been revised by an immaterial amount to reflect the appropriate classification of receivables.

Passenger Revenue

Passenger revenue recognized in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Passenger ticket revenue, net of taxes and fees	$2,832	$2,226	$5,184	$3,874
Passenger ancillary revenue	162	135	302	243
Loyalty program passenger revenue	361	290	677	538
Total Passenger revenue	$3,355	$2,651	$6,163	$4,655

Domestic passenger revenue includes operations in the U.S., including between the Hawaiian Islands (the Neighbor Island routes), and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, Belize, and Bahamas. Pacific passenger revenue includes operations in the South Pacific, Australia, New Zealand, and Asia.

The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic	$3,061	$2,490	$5,523	$4,295
Latin America	166	161	380	360
Pacific	128	—	260	—
Total Passenger revenue	$3,355	$2,651	$6,163	$4,655

Loyalty Program Revenue

Loyalty program revenue included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Loyalty program passenger revenue	$361	$290	$677	$538
Loyalty program other revenue	210	174	417	338
Total Loyalty program revenue	$571	$464	$1,094	$876

Cargo and Other Revenue

Cargo and other revenue included in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cargo revenue	$67	$36	$124	$64
Other revenue	72	36	137	72
Total Cargo and other revenue	$139	$72	$261	$136

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $228 million and $150 million from the prior year-end air traffic liability balance for the three months ended June 30, 2025 and 2024, and $1.1 billion and $717 million from the prior year-end traffic liability balance for the six months ended June 30, 2025 and 2024.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as mileage credits are sold until the payments are collected. The Company had $306 million of such receivables as of June 30, 2025 and $176 million as of December 31, 2024.

The table below presents a roll forward of the total loyalty program liability:

	Six Months Ended June 30,
(in millions)	2025	2024
Total Deferred Revenue balance at January 1	$3,256	$2,603
Travel miles and companion certificate redemption - Passenger revenue	(655)	(508)
Miles redeemed on partner airlines - Loyalty program other revenue	(119)	(67)
Increase in liability for mileage credits issued	990	613
Total Deferred Revenue balance at June 30	$3,472	$2,641

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

Fair value of financial instruments measured on a recurring basis

As of June 30, 2025, cost basis and fair value for marketable securities were $1.4 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of June 30, 2025.

Fair values of financial instruments on the unaudited condensed consolidated balance sheets:

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$342	$—	$—	$342
Equity mutual funds	7	—	—	7
Asset-backed securities	—	194	3	197
Mortgage-backed securities	—	197	—	197
Corporate notes and bonds	—	615	—	615
Municipal securities and other	—	16	—	16
Total Marketable securities	$349	$1,022	$3	$1,374

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$292	$—	$—	$292
Equity mutual funds	7	—	—	7
Asset-backed securities	—	127	7	134
Mortgage-backed securities	—	112	—	112
Corporate notes and bonds	—	696	2	698
Municipal securities and other	—	31	—	31
Total Marketable securities	$299	$966	$9	$1,274
The fair value of derivative instruments, including fuel hedge contracts and interest rate swaps, was not material as of June 30, 2025 and December 31, 2024.

Activity and maturities for marketable securities

Maturities for marketable securities:

June 30, 2025 (in millions)	Cost Basis	Fair Value
Due in one year or less	$285	$285
Due after one year through five years	933	933
Due after five years through ten years	144	144
Due after ten years	6	5
No maturity date	5	7
Total	$1,373	$1,374

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $712 million of certain variable-rate and fixed-rate debt, including PSP notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the unaudited condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	June 30, 2025	December 31, 2024
Fixed-rate debt	$2,868	$2,946

Estimated fair value	$2,806	$2,844

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and six months ended June 30, 2025.

NOTE 5. DEBT

Debt obligations on the unaudited condensed consolidated balance sheets:

(in millions)	June 30, 2025	December 31, 2024
Fixed-rate notes payable due through 2037	$127	$56
Fixed-rate PSP notes payable due through 2031	629	688
Fixed-rate EETCs payable due through 2027	801	864
Fixed-rate Japanese Yen denominated notes payable due through 2031	61	88
Variable-rate PSP notes payable due through 2030	61	—
Variable-rate notes payable due through 2037	1,316	1,283
Loyalty financing, variable-rate term loan facility due through 2031	746	750
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs	(43)	(46)
Total debt	4,948	4,933
Less current portion	500	442
Long-term debt, less current portion	$4,448	$4,491

Weighted-average fixed-interest rate	4.0%	3.9%
Weighted-average variable-interest rate	6.0%	6.3%

In the second quarter, interest rates on certain PSP debt were adjusted from a fixed-rate to a variable-rate, in accordance with the terms of the loan agreement. Approximately $535 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at June 30, 2025, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.8%.

During the six months ended June 30, 2025, the Company incurred debt of $237 million from multiple lenders and sources. New debt includes proceeds of $168 million, secured by aircraft. Additionally, $69 million was incurred as part of an agreement to finance certain E175 deliveries. Debt from the E175 financing is reflected as a non-cash transaction within the supplemental disclosures in the unaudited condensed consolidated statements of cash flows. During the six months ended June 30, 2025, the Company made debt payments of $236 million.

Subsequent to quarter end, the Company incurred additional debt of $154 million, secured by aircraft. Additionally, the Company, through a wholly-owned subsidiary, amended its variable rate term loan facility, secured by assets associated with Alaska's Mileage Plan program. The amendment provides for a repricing of the loans under the facility.

Debt maturity

At June 30, 2025, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2025	$217
2026	520
2027	719
2028	241
2029	795
Thereafter	2,525
Total Principal Payments(a)	$5,017
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the unaudited condensed consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska and Hawaiian have a combined revolving credit facility for $850 million, expiring in September 2029, which is secured by a combination of aircraft, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of June 30, 2025, the Company had no outstanding borrowing under this facility.

In June 2025, Alaska and Hawaiian entered into an agreement to renew and upsize a second credit facility with multiple lenders. This facility is for $106 million, expires in June 2027, and is secured by aircraft. Letters of credit have been secured against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of June 30, 2025.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified pension plans include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$7	$7	$14	$14
Pension expense included in Wages and benefits	7	7	14	14

Interest cost	32	27	65	54
Expected return on assets	(37)	(32)	(74)	(64)
Recognized actuarial loss	3	4	6	9
Pension expense included in Non-operating Income (Expense)	$(2)	$(1)	$(3)	$(1)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft-related commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft and engine orders. Option deliveries are excluded until exercise.
In the second quarter of 2025, twelve options were exercised for B737-10 aircraft, with contracted delivery dates in 2026 and 2027. Five options were added for B787-9 aircraft, with delivery dates in 2031 and 2032.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes certain B737-8 aircraft contracted for delivery in 2025 that have moved later in the contracted year or into 2026, and B737-10 aircraft contracted for delivery between 2025 and 2027 that have moved to between 2027 and 2029, pending certification of the aircraft type. For Hawaiian, this includes certain B787-9 aircraft contracted for delivery between 2025 and 2026 that have moved to between later in 2025 and 2027. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The tables below reflect Boeing's communications and management's internal expectations.

Details for contractual aircraft delivery commitments as of June 30, 2025:

	Firm Orders	Options and Other Rights
Aircraft Type	2025-2029	2027-2032
B737	75	88
B787-9	8	5
E175	3	—
Total	86	93

Capacity purchase agreement (CPA) commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft-related and capacity purchase agreement commitments as of June 30, 2025:

(in millions)	Aircraft-Related Commitments	Capacity Purchase Agreements
Remainder of 2025	$451	$102
2026	627	207
2027	2,170	213
2028	1,286	219
2029	—	224
Thereafter	—	283
Total	$4,534	$1,248

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter. Alaska holds an accrual for $61 million in Other accrued liabilities in the unaudited condensed consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through June 30, 2025, and management's current estimate of the amount due to the Virgin Group.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 10.5 million shares for $535 million during the six months ended June 30, 2025. As of June 30, 2025, the program has $465 million remaining. Under the previous share repurchase program, the Company repurchased 1.2 million shares for $49 million during the six months ended June 30, 2024.
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
In the first quarter of 2025, 1,660,705 of the warrants were exercised, with an exercise price of $31.61 for 1,355,206 warrants and $52.25 for 305,499 warrants, in a net share settlement for 809,768 shares of ALK common stock. As of June 30, 2025, there were 221,812 warrants outstanding, at an exercise price of $66.39.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income	$172	$220	$6	$88

Basic weighted average shares outstanding	118.847	126.337	120.979	126.153
Dilutive effect of employee stock awards	2.083	1.627	2.204	1.421
Dilutive effect of stock warrants	—	0.346	—	0.283
Diluted weighted average shares outstanding	120.930	128.310	123.183	127.857

Basic earnings per share	$1.45	$1.74	$0.05	$0.70
Diluted earnings per share	$1.42	$1.71	$0.05	$0.69

Antidilutive amounts excluded from calculation:
Employee stock awards	1.2	1.1	1.1	1.9
Stock warrants	0.1	0.2	—	0.2

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three and six months ended June 30, 2025 and 2024:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at March 31, 2025	$(9)	$(302)	$1	$76	$(234)
Change in value	6	—	(3)	(1)	2
Reclassifications into earnings	2	3	—	(1)	4
Balance at June 30, 2025	$(1)	$(299)	$(2)	$74	$(228)

Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	16	—	(11)	(2)	3
Reclassifications into earnings	4	6	—	(2)	8
Balance at June 30, 2025	$(1)	$(299)	$(2)	$74	$(228)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at March 31, 2024	$(45)	$(354)	$9	$96	$(294)
Change in value	6	—	—	—	6
Reclassifications into earnings	—	4	—	(3)	1
Balance at June 30, 2024	$(39)	$(350)	$9	$93	$(287)

Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	7	—	1	—	8
Reclassifications into earnings	—	8	—	(4)	4
Balance at June 30, 2024	$(39)	$(350)	$9	$93	$(287)

NOTE 11. OPERATING SEGMENT INFORMATION

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

The below tables present segment revenue and expenses for Air Group's reportable segments. Air Group's measure of segment profit or loss is pretax profit, which is used by the CODM to evaluate financial results. Additionally, reconciliations of the pretax profit of all reportable segments to Air Group's consolidated income before income tax are provided. Certain immaterial reclassifications have been made within segment operating expenses between the Alaska Airlines and Regional segments for the three and six months ended June 30, 2024. These reclassifications had no impact to consolidated results.

	Three Months Ended June 30, 2025
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$2,132	$769	$454	$3,355
Loyalty program other revenue	161	32	17	210
Cargo and other revenue	80	56	—	136
Total segment operating revenue	2,373	857	471	3,701

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				3
Consolidated Operating Revenue				$3,704

Segment operating expenses
Wages and benefits	752	277	—	1,029
Variable incentive pay	41	15	—	56
Economic fuel	437	171	93	701
Aircraft maintenance	136	81	—	217
Aircraft rent	21	16	—	37
Landing fees and other rentals	166	59	—	225
Contracted services	142	36	—	178
Selling expenses	67	29	—	96
Depreciation and amortization	124	60	—	184
Food and beverage service	60	29	—	89
Other(b)	154	60	—	214
Regional carrier expenses	—	—	371	371
Total segment operating expenses	2,100	833	464	3,397

Segment non-operating income (expense)
Interest income	40	2	—	42
Interest expense	(51)	(26)	—	(77)
Other(b)	5	1	—	6
Total segment non-operating income (expense)	(6)	(23)	—	(29)

Segment pretax income	$267	$1	$7	$275

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				20
Aircraft fuel mark-to-market adjustment				1
Losses on foreign debt				(2)
Special items - operating				(56)

Consolidated Income Before Income Tax				$238

	Three Months Ended June 30, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$2,188	$—	$463	$2,651
Loyalty program other revenue	160	—	14	174
Cargo and other revenue	69	—	—	69
Total segment operating revenue	2,417	—	477	2,894

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				3
Consolidated Operating Revenue				$2,897

Segment operating expenses
Wages and benefits	663	—	—	663
Variable incentive pay	46	—	—	46
Economic fuel	520	—	100	620
Aircraft maintenance	113	—	—	113
Aircraft rent	19	—	—	19
Landing fees and other rentals	134	—	—	134
Contracted services	131	—	—	131
Selling expenses	73	—	—	73
Depreciation and amortization	113	—	—	113
Food and beverage service	59	—	—	59
Other(b)	158	—	—	158
Regional carrier expenses	—	—	329	329
Total segment operating expenses	2,029	—	429	2,458

Segment non-operating income (expense)
Interest income	25	—	—	25
Interest expense	(26)	—	—	(26)
Other(b)	7	—	—	7
Total segment non-operating income (expense)	6	—	—	6

Segment pretax income	$394	$—	$48	$442

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				15
Aircraft fuel mark-to-market adjustment				5
Special items - operating				(146)

Consolidated Income Before Income Tax				$316

	Six Months Ended June 30, 2025
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$3,889	$1,422	$852	$6,163
Loyalty program other revenue	313	71	33	417
Cargo and other revenue	145	111	—	256
Total segment operating revenue	4,347	1,604	885	6,836

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				5
Consolidated Operating Revenue				$6,841

Segment operating expenses
Wages and benefits	1,473	554	—	2,027
Variable incentive pay	84	28	—	112
Economic fuel	856	345	184	1,385
Aircraft maintenance	259	156	—	415
Aircraft rent	42	31	—	73
Landing fees and other rentals	308	114	—	422
Contracted services	276	72	—	348
Selling expenses	129	59	—	188
Depreciation and amortization	246	118	—	364
Food and beverage service	115	52	—	167
Other(b)	327	118	—	445
Regional carrier expenses	—	—	716	716
Total segment operating expenses	4,115	1,647	900	6,662

Segment non-operating income (expense)
Interest income	83	5	—	88
Interest expense	(103)	(52)	—	(155)
Other(b)	12	3	—	15
Total segment non-operating income (expense)	(8)	(44)	—	(52)

Segment pretax income (loss)	$224	$(87)	$(15)	$122

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				33
Aircraft fuel mark-to-market adjustment				4
Losses on foreign debt				(7)
Special items - operating				(147)

Consolidated Income Before Income Tax				$5

	Six Months Ended June 30, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$3,817	$—	$838	$4,655
Loyalty program other revenue	309	—	29	338
Cargo and other revenue	131	—	—	131
Total segment operating revenue	4,257	—	867	5,124

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				5
Consolidated Operating Revenue				$5,129

Segment operating expenses
Wages and benefits	1,346	—	—	1,346
Variable incentive pay	83	—	—	83
Economic fuel	1,005	—	193	1,198
Aircraft maintenance	220	—	—	220
Aircraft rent	39	—	—	39
Landing fees and other rentals	262	—	—	262
Contracted services	251	—	—	251
Selling expenses	141	—	—	141
Depreciation and amortization	225	—	—	225
Food and beverage service	112	—	—	112
Other(b)	335	—	—	335
Regional carrier expenses	—	—	637	637
Total segment operating expenses	4,019	—	830	4,849

Segment non-operating income (expense)
Interest income	43	—	—	43
Interest expense	(51)	—	—	(51)
Other(b)	11	—	—	11
Total segment non-operating income (expense)	3	—	—	3

Segment pretax income	$241	$—	$37	$278

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				22
Aircraft fuel mark-to-market adjustment				18
Special items - operating				(180)

Consolidated Income Before Income Tax				$138
(a) Revenue and profit or loss from segments below the quantitative thresholds as well as other immaterial business units, including Air Group parent company activity, Horizon Air operations, McGee Air Services, consolidating entries and intercompany eliminations.
(b) Includes miscellaneous personnel, software, and services costs, as well as other non-operating activity.

Total capital expenditures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Alaska Airlines	$330	$529	$422	$581
Hawaiian Airlines	165	—	309	—
Other(a)	54	24	79	74
Consolidated	$549	$553	$810	$655

Total assets were as follows(b):

(in millions)	June 30, 2025	December 31, 2024
Alaska Airlines	$24,460	$24,664
Hawaiian Airlines	4,725	4,423
Consolidating & Other	(9,300)	(9,319)
Consolidated	$19,885	$19,768
(a) Primarily consists of Horizon Air capital expenditures, including non-cash expenditures for debt financing of certain E175 deliveries of $46 million and $69 million in the three and six months ended June 30, 2025 and $23 million and $68 million in the three and six months ended June 30, 2024.
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

Integration costs: Integration costs were associated with the acquisition of Hawaiian Airlines and consist of employee-related, technology, and other merger costs.

Labor and other: Labor and other costs in 2025 were primarily for changes to Alaska flight attendants' sick leave benefits pursuant to a new collective bargaining agreement ratified in the first quarter of 2025. Costs in 2024 were associated with new labor agreements, the retirement of Alaska's Airbus and Horizon's Q400 aircraft, and certain litigation items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating Expenses
Integration costs	$53	$30	$93	$38
Labor and other	3	116	54	142
Special items - operating	$56	$146	$147	$180

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our unaudited condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024. This overview summarizes the MD&A, which includes the following sections:
•Second Quarter Review - highlights from the second quarter of 2025 outlining some of the major events that occurred during the period, as well as forward-looking statements.
•Results of Operations - an in-depth analysis of our financial and operational results for the three and six months ended June 30, 2025.

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

Items affecting comparability

As Hawaiian Holdings, Inc. was acquired by Air Group on September 18, 2024, its financial results were not reflected in reported figures in the periods preceding the acquisition date. Due to the size of the two companies prior to the acquisition, the reported results for 2025 and 2024 are not comparable. To assist with the discussion of 2025 and 2024 results on a comparable basis and provide more meaningful discussion, certain supplemental unaudited pro forma income statement information is provided for the three and six months ended June 30, 2024. Pro forma historical results were included with the Form 8-K filed on January 22, 2025. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

Cybersecurity incident

As previously disclosed in a Current Report on Form 8-K filed on June 27, 2025, on June 23, 2025, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. Upon identifying this incident, we followed our response protocols and immediately took steps to safeguard our network by disconnecting impacted Hawaiian systems and applications. Hawaiian's flights were not interrupted and continued to operate safely throughout our response. We have engaged the relevant authorities and experts to assist in our investigation and ongoing remediation efforts.

Based on information currently available, we do not believe the incident had, or is expected to have, a material impact on Hawaiian's business, results of operations, or financial condition. Subsequent to quarter end, access for all systems has been restored. The investigation remains active and therefore we are unable to determine the full impact of the incident at this time.

For a discussion of our risk factors associated with cybersecurity threats, please refer to Part I Item 1A. "Risk Factors" within our Form 10-K for the year ended December 31, 2024.

SECOND QUARTER REVIEW

Overview

We reported income before income tax under GAAP for the second quarter of 2025 of $238 million, compared to $316 million for the second quarter of 2024. On a pro forma basis, the pretax income for the second quarter of 2024 was $237 million. Refer below for a more detailed discussion of the items impacting these results.

Labor update

In the second quarter, Hawaiian flight attendants, represented by the Association of Flight Attendants (AFA), ratified a three-year extension of their existing Collective Bargaining Agreement (CBA). Horizon technicians, represented by the Aircraft Mechanics Fraternal Association (AMFA) ratified a four-year CBA.

Subsequent to quarter-end, McGee Air Services reached a tentative agreement with employees represented by the International Association of Machinists and Aerospace Workers (IAM) for a new five-year agreement. Voting is expected to take place mid-August.

Alaska and Hawaiian are working towards joint collective bargaining agreements (JCBA) for workgroups represented by common unions. Alaska and Hawaiian have Transition and Process Agreements for certain workgroups which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Outlook

We have seen a recent improvement in traffic, yield, and revenue intake for both Alaska and Hawaiian Airlines' bookings. In line with evolving changes to the demand environment and our continued delivery on synergy and commercial initiative commitments, on a pro forma basis we expect full year 2025 capacity to be up 2% year-over-year, with unit revenue flat to up low single digits and unit cost up mid single digits.

Irregular operations resulting from an IT outage in July are expected to have a modest impact on third quarter performance. On a pro forma basis, we expect third quarter capacity to decrease by 1%, with unit revenues flat to up low single digits and unit costs up mid to high single digits. Our costs remain in line with our expectations, and reflect strategic investments as well as elevated real estate costs, maintenance costs, and new labor agreements.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2025 TO PRO FORMA THREE MONTHS ENDED JUNE 30, 2024

PRO FORMA OPERATING STATISTICS

Below are operating statistics presented on a pro forma basis, which assumes Hawaiian is included in both 2024 and 2025.

	Three Months Ended June 30,
	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	% Change
Consolidated Operating Statistics:
Revenue passengers (000)	15,234	11,888	2,788	14,676	3.8%
RPMs (000,000) "traffic"	20,179	15,309	4,519	19,828	1.8%
ASMs (000,000) "capacity"	24,058	18,196	5,230	23,426	2.7%
Load factor	83.9%	84.1%	86.4%	84.6%	(0.7) pts
Yield	16.62¢	17.32¢	14.68¢	16.72¢	(0.6)%
PRASM	13.94¢	14.57¢	12.70¢	14.15¢	(1.5)%
RASM	15.39¢	15.92¢	13.99¢	15.49¢	(0.6)%
CASMex	10.90¢	9.89¢	11.50¢	10.23¢	6.5%
Economic fuel cost per gallon	$2.39	$2.84	$2.74	$2.81	(14.9)%
Fuel gallons (000,000)	293	219	68	287	2.1%
Departures (000)	139.6	112.4	20.5	132.9	5.0%
Average full-time equivalent employees (FTEs)	31,299	23,368	6,712	30,080	4.1%

PRO FORMA OPERATING REVENUE

On a pro forma basis, total operating revenue increased $75 million or 2%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized in the following table:

	Three Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Passenger revenue	$3,355	$2,651	$664	$3,315	$40	1%
Loyalty program other revenue	210	174	29	203	7	3%
Cargo and other revenue	139	72	39	111	28	25%
Total Operating Revenue	$3,704	$2,897	$732	$3,629	$75	2%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results on a pro forma basis for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025	% Change vs. Pro forma Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$3,371	1%	1%	2%	—%	(1)%
Latin America	184	3%	5%	8%	(2)%	(4)%
Pacific	149	3%	6%	11%	(2)%	(6)%
Total	$3,704	1%	2%	3%	(1)%	(1)%

Passenger revenue

On a pro forma basis, Passenger revenue increased $40 million, or 1%, on a 2% increase in traffic, partially offset by a 1% decrease in yield as a result of macroeconomic uncertainty. Hawaiian passenger revenue has improved meaningfully, driven by the combination of the Alaska and Hawaiian networks, as well as synergy and commercial initiatives announced in 2024. Increased premium revenue and loyalty program award redemptions on our airlines have also contributed to improved results.

Loyalty program other revenue

On a pro forma basis, Loyalty program other revenue increased $7 million, or 3%, due to higher commission revenue from bank card and third party partners driven by increased consumer spend.

Cargo and other revenue

On a pro forma basis, Cargo and other revenue increased $28 million, or 25%, driven by operations from one of Alaska's B737-800F aircraft that was out of service in the second quarter of 2024 and seven additional A330-300F aircraft in Hawaiian's cargo fleet, utilized under the ATSA with Amazon, since the second quarter of 2024.

PRO FORMA OPERATING EXPENSES

On a pro forma basis, total operating expenses increased $54 million, or 2%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized below. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Aircraft fuel, including hedging gains and losses	$700	$615	$186	$801	$(101)	(13)%
Non-fuel operating expenses, excluding special items	2,671	1,814	606	2,420	251	10%
Special items - operating	56	146	6	152	(96)	(63)%
Total Operating Expenses	$3,427	$2,575	$798	$3,373	$54	2%
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

Alaska and Hawaiian used to actively hedge fuel using crude oil call options. With call options, we are hedged against volatile crude oil price increases and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Alaska's fuel hedge program was suspended in 2023 and all remaining positions were settled in the first quarter of 2025. Hawaiian's fuel hedge program was suspended in the first quarter of 2025. Its open positions, based in Brent crude oil, will settle by the end of the third quarter of 2025. The open positions hedge approximately 5% of Hawaiian's expected third-quarter fuel consumption at a weighted-average crude oil price per barrel of $91, with an average premium cost per barrel of $2.

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

	Three Months Ended June 30,
	2025		2024 Pro forma
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$700	$2.39	$794	$2.77
Losses on settled hedges	1	—	12	0.04
Economic fuel expense	701	2.39	806	2.81
Mark-to-market fuel hedge adjustments	(1)	—	(5)	(0.02)
Aircraft fuel, including hedging gains and losses	$700	$2.39	$801	$2.79
Fuel gallons		293		287

On a pro forma basis, aircraft fuel expense decreased $101 million, or 13%. Raw fuel expense decreased by 12%, primarily driven by lower per gallon costs on crude oil. Decreases were partially offset by higher fuel consumption consistent with increased capacity.
Losses recognized for hedges that settled during the second quarter were $1 million in 2025, compared to losses of $12 million in 2024. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expense

The table below summarizes our operating expense line items, excluding fuel and other special items, on a pro forma basis. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations. Significant or unusual changes compared to 2024 on a pro forma basis are more fully described below.

	Three Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Wages and benefits	$1,165	$782	$260	$1,042	$123	12%
Variable incentive pay	61	49	5	54	7	13%
Aircraft maintenance	240	129	75	204	36	18%
Aircraft rent	64	46	15	61	3	5%
Landing fees and rentals	278	173	49	222	56	25%
Contracted services	146	106	33	139	7	5%
Selling expenses	105	84	31	115	(10)	(9)%
Depreciation and amortization	199	128	55	183	16	9%
Food and beverage service	97	67	23	90	7	8%
Third-party regional carrier expense	69	64	—	64	5	8%
Other	247	186	60	246	1	—%
Total non-fuel operating expenses, excluding special items	$2,671	$1,814	$606	$2,420	$251	10%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Wages and benefits

The primary components of wages and benefits, including a reconciliation of 2024 on a pro forma basis, are shown in the following table:

	Three Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	$ Change	% Change
Wages	$888	$592	$203	$795	$93	12%
Pension - Defined benefit plans	7	7	3	10	(3)	(30)%
Defined contribution plans	85	57	20	77	8	10%
Medical and other benefits	124	82	22	104	20	19%
Payroll taxes	61	44	12	56	5	9%
Total Wages and benefits	$1,165	$782	$260	$1,042	$123	12%

On a pro forma basis, wages and benefits increased by $123 million, or 12%, driven by increased headcount and higher wage rates across multiple labor groups since the second quarter of 2024.

Medical and other benefits expense increased $20 million, or 19%, driven by higher value claims and increased obligations under Alaska's pilots long-term disability plan.

Aircraft maintenance

On a pro forma basis, aircraft maintenance increased $36 million, or 18%, driven by increased utilization of aircraft resulting in increased heavy checks and engine events since the second quarter of 2024. Higher rates on engine maintenance also contributed to the increase.

Landing fees and rentals

On a pro forma basis, landing fees and other rentals increased $56 million, or 25%, driven primarily by nonrecurring favorable settlements received from certain airports in 2024. Increased terminal rents driven by higher rates and growth throughout the combined network, as well as increased volume of departures and landed weight also contributed to the increase.

Selling expenses

On a pro forma basis, selling expenses decreased $10 million, or 9%, primarily driven by improved rates on credit card vendor rebates. Lower marketing costs also contributed to this decrease.

Depreciation and amortization

On a pro forma basis, depreciation and amortization increased $16 million, or 9%, primarily due to the addition of 19 owned aircraft to our airlines' fleets since the second quarter of 2024. Incremental depreciation on ground service and other equipment also contributed to the increase.

Other

On a pro forma basis, other expenses were flat. Higher professional services and software costs were offset by a gain on sale of four B737-900 aircraft.

Special items - operating

On a pro forma basis, special items decreased $96 million, or 63%, driven by nonrecurring costs in 2024 associated with Alaska flight attendant retroactive pay, the retirement of Alaska's Airbus and Horizon Q400 aircraft, and certain litigation matters. Increased integration costs associated with the acquisition of Hawaiian Airlines partially offset this decrease. Refer to Note 12 to the unaudited condensed consolidated financial statements for details.

Additional Segment Information

Refer to Note 11 to the unaudited condensed consolidated financial statements for a detailed description of each segment and a reconciliation of segment results to consolidated Air Group results. Below is a summary of each segment's results for the second quarter of 2025.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items and other adjustments, of $267 million in the second quarter of 2025, compared to a profit of $394 million in the same period in 2024. The $127 million decrease was primarily driven by $154 million in increased non-fuel operating expenses, due largely to higher wages and increased variable costs, and $44 million in reduced revenue, due to a weaker yield environment. Lower fuel costs of $83 million, driven by lower per gallon costs, partially offset the decrease in profit.

Hawaiian Airlines

Hawaiian Airlines reported a pretax profit, excluding special items and other adjustments, of $1 million in the second quarter of 2025, compared to a loss on a pro forma basis of $83 million in the same period in 2024. The $84 million increase was primarily driven by $125 million in increased revenue, driven by higher traffic and yield due to the optimization of Hawaiian assets in Air Group's combined network, as well as continued recovery following the 2023 Maui wildfires. Lower fuel costs of $15 million, driven by lower per gallon costs, also contributed to the improvement. These amounts were partially offset by increased non-fuel operating expenses of $50 million associated with increased capacity.

Regional

Regional reported a pretax profit, excluding special items and other adjustments, of $7 million in the second quarter of 2025, compared to a profit of $48 million in the same period in 2024. The $41 million decrease was primarily due to $42 million in increased non-fuel operating expenses associated with increased capacity, and $6 million in reduced revenue due to a weaker yield environment. Lower fuel costs of $7 million, driven by lower per gallon costs, partially offset the decrease in profit.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2025 TO PRO FORMA SIX MONTHS ENDED JUNE 30, 2024

PRO FORMA OPERATING STATISTICS

Below are operating statistics presented on a pro forma basis, which assumes Hawaiian is included in both 2024 and 2025.

	Six Months Ended June 30,
	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	% Change
Consolidated Operating Statistics:
Revenue passengers (000)	28,393	21,662	5,409	27,071	4.9%
RPMs (000,000) "traffic"	37,436	27,833	8,592	36,425	2.8%
ASMs (000,000) "capacity"	45,277	33,575	10,280	43,855	3.2%
Load factor	82.7%	82.9%	83.6%	83.1%	(0.4) pts
Yield	16.46¢	16.73¢	14.49¢	16.20¢	1.6%
PRASM	13.61¢	13.86¢	12.11¢	13.45¢	1.2%
RASM	15.11¢	15.28¢	13.39¢	14.84¢	1.8%
CASMex	11.36¢	10.67¢	11.65¢	10.89¢	4.3%
Economic fuel cost per gallon	$2.49	$2.95	$2.79	$2.88	(13.4)%
Fuel gallons (000,000)	556	406	136	542	2.6%
Departures (000)	263.5	208.1	40.8	248.9	5.9%
Average full-time equivalent employees (FTEs)	30,536	23,190	6,708	29,898	2.1%

PRO FORMA OPERATING REVENUE

On a pro forma basis, total operating revenue increased $335 million or 5%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized in the following table:

	Six Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Passenger revenue	$6,163	$4,655	$1,245	$5,900	$263	4%
Loyalty program other revenue	417	338	58	396	21	5%
Cargo and other revenue	261	136	74	210	51	24%
Total Operating Revenue	$6,841	$5,129	$1,377	$6,506	$335	5%
(a) Pro forma six months ended June 30, 2024 can be calculated by adding the three months ended March 31, 2024 and June 30, 2024 as provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results on a pro forma basis for the six months ended June 30, 2025.

	Six Months Ended June 30, 2025	% Change vs. Pro forma Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$6,114	5%	3%	3%	2%	1%
Latin America	425	6%	1%	2%	4%	3%
Pacific	302	2%	3%	2%	(1)%	—%
Total	$6,841	4%	3%	3%	2%	1%

Passenger revenue

On a pro forma basis, Passenger revenue increased $263 million, or 4%, as traffic increased by 3% and yield grew by 2%. Hawaiian passenger revenue has improved meaningfully, driven by the combination of the Alaska and Hawaiian networks, as well as synergy and commercial initiatives announced in 2024. Increased premium revenue and loyalty program award redemption on our airlines contributed to higher yield. Additionally, prior year results were negatively impacted by $150 million due to the B737-9 grounding in the first quarter of 2024.

Loyalty program other revenue

On a pro forma basis, Loyalty program other revenue increased $21 million, or 5%, due to higher commission revenue from bank card and third party partners driven by increased consumer spend. Incremental credit card acquisitions of the Alaska Airlines Visa Signature and Hawaiian Airlines World Elite Mastercard co-branded credit cards also contributed to the increase.

Cargo and other revenue

On a pro forma basis, Cargo and other revenue increased $51 million, or 24%, driven by operations from one of Alaska's B737-800F aircraft that was out of service in the second quarter of 2024 and seven additional A330-300F aircraft in Hawaiian's cargo fleet, utilized under the ATSA with Amazon, since the second quarter of 2024.

PRO FORMA OPERATING EXPENSES

On a pro forma basis, total operating expenses increased $186 million, or 3%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized below. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Aircraft fuel, including hedging gains and losses	$1,381	$1,180	$380	$1,560	$(179)	(11)%
Non-fuel operating expenses, excluding special items	5,233	3,613	1,208	4,821	412	9%
Special items - operating	147	180	14	194	(47)	(24)%
Total Operating Expenses	$6,761	$4,973	$1,602	$6,575	$186	3%
(a) Pro forma six months ended June 30, 2024 can be calculated by adding the three months ended March 31, 2024 and June 30, 2024 as provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Fuel expense

	Six Months Ended June 30,
	2025		2024 Pro forma
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,381	$2.48	$1,553	$2.87
Losses on settled hedges	4	0.01	27	0.05
Economic fuel expense	1,385	2.49	1,580	2.92
Mark-to-market fuel hedge adjustments	(4)	(0.01)	(20)	(0.04)
Aircraft fuel, including hedging gains and losses	$1,381	$2.48	$1,560	$2.88
Fuel gallons		556		542

On a pro forma basis, aircraft fuel expense decreased $179 million, or 11%. Raw fuel expense decreased by 11%, driven by lower per gallon costs on crude oil and lower refining margins associated with the conversion of crude oil to jet fuel. Decreases were partially offset by higher fuel consumption consistent with increased capacity.
Losses recognized for hedges that settled during the six months ended were $4 million in 2025, compared to losses of $27 million in 2024. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expense

The table below summarizes our operating expense line items, excluding fuel and other special items, on a pro forma basis. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations. Significant or unusual changes compared to 2024 on a pro forma basis are more fully described below.

	Six Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Wages and benefits	$2,292	$1,586	$517	$2,103	$189	9%
Variable incentive pay	123	93	10	103	20	19%
Aircraft maintenance	460	251	151	402	58	14%
Aircraft rent	126	93	30	123	3	2%
Landing fees and rentals	520	338	96	434	86	20%
Contracted services	291	203	65	268	23	9%
Selling expenses	205	161	61	222	(17)	(8)%
Depreciation and amortization	393	254	108	362	31	9%
Food and beverage service	182	125	45	170	12	7%
Third-party regional carrier expense	133	118	—	118	15	13%
Other	508	391	125	516	(8)	(2)%
Total non-fuel operating expenses, excluding special items	$5,233	$3,613	$1,208	$4,821	$412	9%
(a) Pro forma six months ended June 30, 2024 can be calculated by adding the three months ended March 31, 2024 and June 30, 2024 as provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Wages and benefits

The primary components of wages and benefits, including a reconciliation of 2024 on a pro forma basis, are shown in the following table:

	Six Months Ended June 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	$ Change	% Change
Wages	$1,735	$1,201	$385	$1,586	$149	9%
Pension - Defined benefit plans	14	14	6	20	(6)	(30)%
Defined contribution plans	171	118	41	159	12	8%
Medical and other benefits	246	165	54	219	27	12%
Payroll taxes	126	88	31	119	7	6%
Total Wages and benefits	$2,292	$1,586	$517	$2,103	$189	9%

On a pro forma basis, wages and benefits increased by $189 million, or 9%, driven by increased headcount and higher wage rates across multiple labor groups since the second quarter of 2024. Increases were partially offset by nonrecurring wages from irregular operations following the B737-9 grounding in the first quarter of 2024.

Medical and other benefits expense increased $27 million, or 12%, driven by an increase in the cost of medical services and higher obligations under our pilots long-term disability plan.

Variable incentive pay

On a pro forma basis, variable incentive pay increased $20 million, or 19%, due to the inclusion of Hawaiian employees in the Company's Performance-Based Pay program in 2025, as well as an increased wage base.

Aircraft maintenance

On a pro forma basis, aircraft maintenance increased $58 million, or 14%, driven by increased utilization of aircraft resulting in increased heavy checks and engine events since the second quarter of 2024. Higher rates on engine maintenance and additional materials on cabin refresh projects also contributed to the increase.

Landing fees and other rentals

On a pro forma basis, landing fees and other rentals increased $86 million, or 20%, driven primarily by nonrecurring favorable settlements received from certain airports in 2024. Increased terminal rents driven by higher rates and growth throughout the combined network, as well as increased volume of departures and landed weight also contributed to the increase.

Contracted services

On a pro forma basis, contracted services increased $23 million, or 9%, driven by higher rates charged by vendors as well as increased passengers throughout our combined network.

Selling expenses

On a pro forma basis, selling expenses decreased $17 million, or 8%, primarily driven by improved rates on credit card vendor rebates. Lower marketing costs also contributed to this decrease.

Depreciation and amortization

On a pro forma basis, depreciation and amortization increased $31 million, or 9%, primarily due to the addition of 19 owned aircraft to our airlines' fleets since the second quarter of 2024. Incremental depreciation on ground service and other equipment also contributed to the increase.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $15 million, or 13%, driven by incremental departures and block hours operated by SkyWest.

Other

On a pro forma basis, other expense decreased $8 million, or 2%, primarily due to the gain on sale of four B737-900 aircraft in the second quarter of 2025, as well as nonrecurring passenger remuneration and crew hotel costs due to the B737-9 grounding in the first quarter of 2024. Higher professional services and software costs partially offset this decrease.

Special items - operating

On a pro forma basis, special items decreased $47 million, or 24%, driven by nonrecurring costs in 2024 associated with Alaska flight attendant retroactive pay, the retirement of Alaska's Airbus and Horizon Q400 aircraft, and certain litigation matters. Contractual changes to Alaska flight attendants' sick leave benefits in the first quarter of 2025 and increased integration costs associated with the acquisition of Hawaiian Airlines partially offset this decrease. Refer to Note 12 to the consolidated financial statements for details.

Additional Segment Information

Refer to Note 11 to the unaudited condensed consolidated financial statements for a detailed description of each segment and a reconciliation of segment results to consolidated Air Group results. Below is a summary of each segment's results for the six months ended June 30, 2025.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items and other adjustments, of $224 million in the first six months of 2025, compared to a profit of $241 million in the same period in 2024. The $17 million decrease was primarily driven by $245 million in increased non-fuel operating expenses, due largely to higher wages and increased variable costs. Increased revenue of $90 million, driven by higher yield, and lower fuel costs of $149 million, driven by lower per gallon costs, partially offset the decrease in profit. Prior year results were negatively impacted by $150 million due to the B737-9 grounding in the first quarter of 2024.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items and other adjustments, of $87 million in the first six months of 2025, compared to a loss on a pro forma basis of $256 million in the same period in 2024. The $169 million increase was driven by $227 million in increased revenue, driven by higher traffic and yield due to the optimization of Hawaiian assets in Air Group's combined network, as well as continued recovery following the 2023 Maui wildfires. Lower fuel costs of $35 million, driven by lower per gallon costs, also contributed to the improvement. These amounts were partially offset by increased non-fuel operating expenses of $80 million associated with increased capacity.

Regional

Regional reported a pretax loss, excluding special items and other adjustments, of $15 million in the first six months of 2025, compared to a profit of $37 million in the same period in 2024. The $52 million decrease was primarily due to $79 million in increased non-fuel operating expenses associated with increased capacity. It was partially offset by $18 million in increased revenue as incremental traffic mitigated the impact of a weaker yield environment, and lower fuel costs of $9 million, driven by lower per gallon costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had cash and marketable securities of $2.2 billion. Our airlines have 115 unencumbered aircraft, which can be financed if necessary, and an $850 million bank line-of-credit facility with no outstanding borrowings. We expect our current cash and marketable securities balance, combined with our available sources of liquidity, to be sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

In June 2025, Alaska entered into an agreement with a third-party to sell its 12 B737-900 aircraft. Four of the aircraft were sold to the third party in the second quarter. The Company received proceeds of approximately $53 million and recognized a gain of approximately $25 million. The gain was classified within Other operating expenses in the consolidated statements of operations. As of June 30, 2025, five of the remaining aircraft had been removed from operating service and were classified as held for sale within Other current assets in the consolidated balance sheet. The final three aircraft will be removed from operating service in the third quarter and all sales are expected to be completed in 2025.

Operating cash flows

Cash provided by operating activities was $835 million during the first six months of 2025. Advance ticket sales and our co-branded credit card agreements are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, aircraft fuel, payments to suppliers for goods and services, payments to lessors and airport authorities for leased aircraft, rents, and landing fees, and interest expense for our debt obligations. Additionally, we paid more than $300 million to employees in recognition of their 2024 Performance-Based Pay program achievements.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment are the primary purpose of our investing cash flow. We plan to incur approximately $1.4 billion to $1.6 billion in capital expenditures for 2025. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $747 million during the first six months of 2025. Property and equipment expenditures were $741 million, driven by the addition of new aircraft as well as other equipment purchases. Net purchases of marketable securities were $79 million in 2025. These amounts were partially offset by other investing cash inflows of $73 million, including proceeds from the sale of four B737-900 aircraft.

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

Cash used in financing activities was $544 million during the first six months of 2025. Cash used for share repurchases was $535 million, and debt payments were $236 million. These outflows were partially offset by proceeds from new financing arrangements, net of debt issuance costs, of $168 million.

Indicators of financial condition and liquidity

The Company's liquidity target is between 15% and 25% of the trailing twelve months' revenue. This percentage was elevated as of December 31, 2024 as it did not include a full year of Hawaiian revenue, but has returned to normal levels as of June 30, 2025.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2025	December 31, 2024	Change
Cash, marketable securities, and unused lines of credit(a)	$2,974	$3,325	(11)%
Trailing twelve months' revenue(b)	$13,447	$11,735	15%
Liquidity as a percentage of trailing twelve months' revenue	22%	28%	(6) pts

Long-term debt, net of current portion	$4,448	$4,491	(1)%
Shareholders' equity	$3,942	$4,372	(10)%
(a) Excludes restricted cash of $28 million as of June 30, 2025 and $29 million as of December 31, 2024.
(b) Trailing twelve months' revenue as of June 30, 2025 can be reconciled using the most recent four quarters as filed with the SEC.

Debt-to-capitalization, including leases
(in millions)	June 30, 2025	December 31, 2024	Change
Long-term debt, net of current portion	$4,448	$4,491	(1)%
Capitalized operating leases	1,374	1,405	(2)%
Capitalized finance leases	51	55	(7)%
Adjusted debt, net of current portion of long-term debt	$5,873	$5,951	(1)%
Shareholders' equity	3,942	4,372	(10)%
Total invested capital	$9,815	$10,323	(5)%

Debt-to-capitalization ratio, including leases	60%	58%	2 pts

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

As of June 30, 2025, Alaska had firm orders to purchase 75 B737 aircraft with deliveries expected between 2025 and 2029. Hawaiian had firm orders to purchase 8 B787-9 aircraft with deliveries expected between 2025 and 2027. Horizon had firm orders to purchase 3 E175 aircraft with deliveries expected in 2026.

Boeing has communicated that certain B737 and B787-9 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes certain B737-8 aircraft contracted for delivery in 2025 that have moved later in the contracted year or into 2026, and B737-10 aircraft contracted for delivery between 2025 and 2027 that have moved to between 2027 and 2029, pending certification of the aircraft type. For Hawaiian, this includes certain B787-9 aircraft contracted for delivery between 2025 and 2026 that have moved to between later in 2025 and 2027. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The tables below reflect Boeing's communications and management's internal expectations.

	Actual Fleet	Anticipated Fleet Activity
Aircraft	June 30, 2025	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027
Alaska Airlines Fleet:
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	2	—	2	—	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900	3	(3)	—	—	—	—	—
B737-900ER	79	—	79	—	79	—	79
B737-8	8	6	14	6	20	—	20
B737-9	80	—	80	—	80	—	80
B737-10	—	—	—	—	—	36	36
Total Alaska Airlines Fleet	245	3	248	6	254	36	290
Hawaiian Airlines Fleet:
A330-300 Freighters(a)	10	—	10	—	10	—	10
A330-200	24	—	24	—	24	—	24
A321neo	18	—	18	—	18	—	18
B717-200	19	—	19	—	19	—	19
B787-9	4	1	5	2	7	3	10
Total Hawaiian Airlines Fleet	75	1	76	2	78	3	81
Regional Fleet:
E175 operated by Horizon	47	—	47	3	50	—	50
E175 operated by third party	42	1	43	—	43	—	43
Total Regional Fleet	89	1	90	3	93	—	93
Total Air Group Fleet	409	5	414	11	425	39	464
(a) A330-300 freighter aircraft to be utilized under the ATSA with Amazon.

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

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income before income tax	$238	$316	$5	$138
Adjusted for:
Mark-to-market fuel hedge adjustment	(1)	(5)	(4)	(18)
Losses on foreign debt	2	—	7	—
Special items - operating	56	146	147	180
Adjusted income before income tax	$295	$457	$155	$300

Pretax margin	6.4%	10.9%	0.1%	2.7%
Adjusted pretax margin	8.0%	15.8%	2.3%	5.8%

	Three Months Ended June 30,
	2025		2024
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net income	$172	$1.42	$220	$1.71
Adjusted for:
Mark-to-market fuel hedge adjustments	(1)	(0.01)	(5)	(0.04)
Losses on foreign debt	2	0.02	—	—
Special items - operating	56	0.46	146	1.14
Income tax effect of adjustments above	(14)	(0.11)	(34)	(0.26)
Adjusted net income	$215	$1.78	$327	$2.55

	Six Months Ended June 30,
	2025		2024
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net income	$6	$0.05	$88	$0.69
Adjusted for:
Mark-to-market fuel hedge adjustments	(4)	(0.03)	(18)	(0.14)
Losses on foreign debt	7	0.05	—	—
Special items - operating	147	1.19	180	1.41
Income tax effect of adjustments above	(36)	(0.29)	(39)	(0.31)
Adjusted net income	$120	$0.97	$211	$1.65

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except unit metrics)	2025		2024		2025		2024
Total operating expenses	$3,427		$2,575		$6,761		$4,973
Less the following components:
Aircraft fuel, including hedging gains and losses	700		615		1,381		1,180
Freighter costs	48		13		89		28
Special items - operating	56		146		147		180
Total operating expenses, excluding fuel, freighter costs, and special items	$2,623		$1,801		$5,144		$3,585

ASMs	24,058		18,196		45,277		33,575
CASMex	10.90	¢	9.89	¢	11.36	¢	10.67	¢

OPERATING STATISTICS (unaudited)

Below are operating statistics we use to measure operating performance. Figures for the three and six months ended June 30, 2024 are as previously reported and do not include Hawaiian operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Consolidated Operating Statistics(a):
Revenue passengers (000)	15,234	11,888	28.1%	28,393	21,662	31.1%
RPMs (000,000) "traffic"	20,179	15,309	31.8%	37,436	27,833	34.5%
ASMs (000,000) "capacity"	24,058	18,196	32.2%	45,277	33,575	34.9%
Load factor	83.9%	84.1%	(0.2) pts	82.7%	82.9%	(0.2) pts
Yield	16.62¢	17.32¢	(4.0)%	16.46¢	16.73¢	(1.6)%
PRASM	13.94¢	14.57¢	(4.3)%	13.61¢	13.86¢	(1.8)%
RASM	15.39¢	15.92¢	(3.3)%	15.11¢	15.28¢	(1.1)%
CASMex	10.90¢	9.89¢	10.2%	11.36¢	10.67¢	6.5%
Economic fuel cost per gallon(b)(c)	$2.39	$2.84	(15.8)%	$2.49	$2.95	(15.6)%
Fuel gallons (000,000)(c)	293	219	33.8%	556	406	36.9%
ASMs per gallon	82.0	83.1	(1.3)%	81.5	82.7	(1.5)%
Departures (000)	139.6	112.4	24.2%	263.5	208.1	26.6%
Average full-time equivalent employees (FTEs)	31,299	23,368	33.9%	30,536	23,190	31.7%
Operating fleet(d)	409	326	83 a/c	409	326	83 a/c
Alaska Airlines Operating Statistics:
RPMs (000,000) "traffic"	13,735	14,001	(1.9)%	25,458	25,423	0.1%
ASMs (000,000) "capacity"	16,449	16,624	(1.1)%	30,794	30,660	0.4%
Economic fuel cost per gallon	$2.39	$2.80	(14.6)%	$2.49	$2.92	(14.7)%
Hawaiian Airlines Operating Statistics:
RPMs (000,000) "traffic"	5,034	—	n/a	9,341	—	n/a
ASMs (000,000) "capacity"	5,901	—	n/a	11,267	—	n/a
Economic fuel cost per gallon(c)	$2.29	—	n/a	$2.39	—	n/a
Regional Operating Statistics:(e)
RPMs (000,000) "traffic"	1,410	1,308	7.8%	2,637	2,410	9.4%
ASMs (000,000) "capacity"	1,708	1,572	8.7%	3,216	2,915	10.3%
Economic fuel cost per gallon	$2.58	$3.02	(14.6)%	$2.68	$3.13	(14.4)%
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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2025. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2025.

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

On June 23, 2025, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. As a result of this cybersecurity incident, we performed certain alternative controls and procedures, and additional compensating controls, to support management's assessment that the financial and other information included within this report is materially accurate.

Except as noted above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2024 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The below table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2025. The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in December 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2025 - April 30, 2025	2,521,296	$44.02
May 1, 2025 - May 31, 2025	4,531,750	50.99
June 1, 2025 - June 30, 2025	1,667,963	51.05
Total	8,721,009	$48.99	$465

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
4.1†	Description of Capital Stock	10-Q
10.1#†	Supplemental Agreement No. 27 to Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-Q
10.2#†	Supplemental Agreement No. 7 to Purchase Agreement No. PA-04749 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q
10.3#†	Supplemental Agreement No. 8 to Purchase Agreement No. PA-04749 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q
10.4*†	Alaska Air Group Performance Based Pay Plan, Amended and Restated May 8, 2025	10-Q
10.5*†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 5, 2025	10-Q
10.6*†	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing November 1, 2025	10-Q
10.7*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q
10.8*†	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Amended May 8, 2025	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance, Controller, and Treasurer

August 7, 2025