Form 10-Q
period 2025-09-30
ALASKA AIR GROUP, INC.
filed 2025-11-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant has 115,988,613 common shares, par value $0.01, outstanding at October 31, 2025.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$778	$1,201
Restricted cash	28	29
Marketable securities	1,494	1,274
Total cash, restricted cash, and marketable securities	2,300	2,504
Receivables - net	586	558
Inventories and supplies - net	229	199
Prepaid expenses	285	307
Other current assets	66	192
Total Current Assets	3,466	3,760

Property and Equipment
Aircraft and other flight equipment	12,953	12,273
Other property and equipment	2,367	2,173
Deposits for future flight equipment	710	883
	16,030	15,329
Less accumulated depreciation and amortization	(4,794)	(4,548)
Total Property and Equipment - Net	11,236	10,781

Other Assets
Operating lease assets	1,322	1,296
Goodwill	2,723	2,724
Intangible assets - net of accumulated amortization of $60 and $16	829	873
Other noncurrent assets	436	334
Total Other Assets	5,310	5,227

Total Assets	$20,012	$19,768

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$322	$186
Accrued wages, vacation and payroll taxes	811	1,001
Air traffic liability	1,938	1,712
Other accrued liabilities	1,007	997
Deferred revenue	1,837	1,592
Current portion of long-term debt	519	442
Current portion of operating lease liabilities	216	207
Current portion of finance lease liabilities	9	8
Total Current Liabilities	6,659	6,145

Noncurrent Liabilities
Long-term debt, net of current portion	4,490	4,491
Operating lease liabilities, net of current portion	1,197	1,198
Finance lease liabilities, net of current portion	40	47
Deferred income taxes	976	934
Deferred revenue	1,596	1,664
Obligation for pension and post-retirement medical benefits	439	460
Other liabilities	586	457
Total Noncurrent Liabilities	9,324	9,251

Commitments and Contingencies (Note 7)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2025 - 144,137,508 shares; 2024 - 141,449,174 shares, Outstanding: 2025 - 115,232,538 shares; 2024 - 123,119,199 shares	1	1
Capital in excess of par value	913	811
Treasury stock (common), at cost: 2025 - 28,904,970 shares; 2024 - 18,329,975 shares	(1,671)	(1,131)
Accumulated other comprehensive loss	(223)	(239)
Retained earnings	5,009	4,930
Total Shareholders' Equity	4,029	4,372
Total Liabilities and Shareholders' Equity	$20,012	$19,768

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Operating Revenue
Passenger revenue	$3,424	$2,821	$9,587	$7,476
Loyalty program other revenue	200	171	617	509
Cargo and other revenue	142	80	403	216
Total Operating Revenue	3,766	3,072	10,607	8,201

Operating Expenses
Wages and benefits	1,226	883	3,518	2,469
Variable incentive pay	71	104	194	197
Aircraft fuel, including hedging gains and losses	761	624	2,142	1,804
Aircraft maintenance	238	140	698	391
Aircraft rent	64	49	190	142
Landing fees and other rentals	305	194	825	532
Contracted services	151	108	442	311
Selling expenses	107	82	312	243
Depreciation and amortization	203	139	596	393
Food and beverage service	100	69	282	194
Third-party regional carrier expense	72	63	205	181
Other	256	202	764	593
Special items - operating	64	74	211	254
Total Operating Expenses	3,618	2,731	10,379	7,704
Operating Income	148	341	228	497

Non-operating Income (Expense)
Interest income	23	28	71	69
Interest expense	(70)	(44)	(202)	(115)
Interest capitalized	8	7	29	19
Other - net	2	(4)	(10)	(4)
Total Non-operating Expense	(37)	(13)	(112)	(31)
Income Before Income Tax	111	328	116	466
Income tax expense	38	92	37	142
Net Income	$73	$236	$79	$324

Basic Earnings Per Share:	$0.63	$1.87	$0.66	$2.57
Diluted Earnings Per Share:	$0.62	$1.84	$0.65	$2.52
Weighted Average Shares Outstanding used for computation:
Basic	115.287	126.189	119.061	126.165
Diluted	117.500	128.590	121.193	128.347

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Income	$73	$236	$79	$324
Other comprehensive income (loss), net of tax
Marketable securities	5	20	20	25
Employee benefit plans	1	3	5	9
Interest rate derivative instruments	(1)	(4)	(9)	(3)
Total other comprehensive income, net of tax	$5	$19	$16	$31

Total Comprehensive Income, Net of Tax	$78	$255	$95	$355

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
Net loss	—	—	—	—	—	(166)	(166)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(1.766)	—	—	(107)	—	—	(107)
Stock-based compensation	0.005	—	22	—	—	—	22
CARES Act warrants exercised	0.810	—	—	—	—	—	—
Stock issued under stock plans	0.717	—	11	—	—	—	11
Balance at March 31, 2025	122.885	$1	$844	$(1,238)	$(234)	$4,764	$4,137
Net income	—	—	—	—	—	172	172
Other comprehensive income	—	—	—	—	6	—	6
Common stock repurchase	(8.721)	—	—	(428)	—	—	(428)
Stock-based compensation	0.009	—	17	—	—	—	17
Stock issued for employee stock purchase plan	1.023	—	39	—	—	—	39
Stock issued under stock plans	0.080	—	(1)	—	—	—	(1)
Balance at June 30, 2025	115.276	$1	$899	$(1,666)	$(228)	$4,936	$3,942
Net income	—	—	—	—	—	73	73
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.087)	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.044	—	(1)	—	—	—	(1)
Balance at September 30, 2025	115.233	$1	$913	$(1,671)	$(223)	$5,009	$4,029

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
Net loss	—	—	—	—	—	(132)	(132)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.561)	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.177	—	(3)	—	—	—	(3)
Balance at March 31, 2024	125.706	$1	$707	$(840)	$(294)	$4,403	$3,977
Net income	—	—	—	—	—	220	220
Other comprehensive income	—	—	—	—	7	—	7
Common stock repurchase	(0.663)	—	—	(28)	—	—	(28)
Stock-based compensation	0.013	—	13	—	—	—	13
Stock issued for employee stock purchase plan	1.401	—	37	—	—	—	37
Stock issued under stock plans	0.018	—	—	—	—	—	—
Balance at June 30, 2024	126.475	$1	$757	$(868)	$(287)	$4,623	$4,226
Net income	—	—	—	—	—	236	236
Other comprehensive income	—	—	—	—	19	—	19
Common stock repurchase	(0.368)	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	12	—	—	—	12
Stock issued under stock plans	0.019	—	—	—	—	—	—
Balance at September 30, 2024	126.126	$1	$769	$(882)	$(268)	$4,859	$4,479

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash Flows from Operating Activities:
Net Income	$79	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	596	393
Stock-based compensation and other	(9)	55
Non-cash special items	52	4
Changes in certain assets and liabilities:
Changes in deferred income taxes	37	127
Increase in accounts receivable	(26)	(85)
Increase in air traffic liability	226	229
Increase in deferred revenue	177	52
Other - net	(68)	91
Net cash provided by operating activities	1,064	1,190
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(600)	(532)
Other flight equipment	(144)	(118)
Other property and equipment	(219)	(202)
Acquisition of Hawaiian, net of cash acquired	—	(659)
Supplier proceeds	—	162
Purchases of marketable securities	(1,239)	(428)
Sales and maturities of marketable securities	1,047	1,153
Other investing activities	159	188
Net cash used in investing activities	(996)	(436)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	378	344
Long-term debt payments	(389)	(279)
Common stock repurchases	(540)	(63)
Other financing activities	61	5
Net cash provided by (used in) financing activities	(490)	7
Net (decrease) increase in cash and cash equivalents	(422)	761
Cash, cash equivalents, and restricted cash at beginning of period	1,257	308
Cash, cash equivalents, and restricted cash at end of the period	$835	$1,069

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$177	$107
Income taxes, net of refunds received	$—	$2
Non-cash transactions:
Right-of-use assets acquired through operating leases	$167	$35
Property and equipment acquired through the issuance of debt	$69	$68

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$778	$1,015
Restricted cash	28	27
Restricted cash included in Other noncurrent assets	29	27
Total cash, cash equivalents, and restricted cash at end of the period	$835	$1,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Alaska Air Group (Air Group, or "the Company"), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska), Horizon Air Industries, Inc. (Horizon), and, beginning September 18, 2024, Hawaiian Holdings, Inc. (Hawaiian). The unaudited condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of operating results for the entire year.

Tax legislation

In July 2025, the One Big Beautiful Bill Act was signed into law. The legislation modifies certain business tax provisions, including changes made to bonus depreciation, amortization of research and experimental expenditures under Section 174, and business interest expense limitation under Section 163(j). The Company does not expect the legislation to have a material impact on our income tax expense for 2025.

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

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using a market basis, relief from royalty, or multi-period excess earnings approach. There were no material fair value adjustments made in the three and nine months ended September 30, 2025.

Fair values of the assets acquired and the liabilities assumed as of the acquisition date, September 18, 2024, and finalized as of September 30, 2025, are as follows:

(in millions)	September 30, 2025
Cash and cash equivalents	$286
Restricted cash	27
Marketable securities	674
Receivables	110
Inventories and supplies	75
Prepaid expenses and other	77
Property and equipment	1,947
Operating lease assets	228
Intangible assets	799
Goodwill	780
Other noncurrent assets	97
Total assets	5,100

Accounts payable	57
Air traffic liability	513
Other accrued liabilities	331
Deferred revenue - current	229
Current portion of operating lease liabilities	65
Current portion of long-term debt and finance leases	144
Long-Term Debt, net of current portion	1,932
Long-term operating lease liabilities, net of current portion	234
Deferred income taxes	89
Deferred revenue - noncurrent	308
Obligations for pension and post-retirement medical benefits	153
Other liabilities	68
Total liabilities	4,123

Total purchase price	$977

Merger-related costs

The Company incurred pretax merger-related costs of $61 million and $90 million for the three months ended September 30, 2025 and 2024, respectively, and $154 million and $128 million, for the nine months ended September 30, 2025 and 2024, respectively. These costs are presented within Special items - operating within the unaudited condensed consolidated statements of operations. Refer to Note 12 for further information on special items. The Company expects to incur additional merger-related costs in 2025.

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

The pro forma information includes adjustments for merger-related costs of $381 million assumed to have been incurred on January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025 Pro Forma	2024 Pro Forma	2025 Pro Forma	2024 Pro Forma
Revenue	$3,766	$3,739	$10,607	$10,245
Net income	116	234	188	137

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from the Atmos™ Rewards loyalty program. Atmos Rewards was launched in the third quarter of 2025 by combining Alaska's Mileage Plan™ and Hawaiian's HawaiianMiles™ programs. Loyalty program other revenue includes brand and marketing revenue from the Atmos Rewards co-branded credit cards and other partners, and certain interline loyalty program revenue, net of commissions. Cargo and other revenue consists of freight and mail revenue, services provided to Amazon under the Air Transportation Services Agreement (ATSA), and other ancillary revenue products such as lounge membership and certain commissions.

The level of detail within the Company’s unaudited condensed consolidated statements of operations and in this note depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Certain prior period amounts in this note have been revised by an immaterial amount to reflect the appropriate classification of receivables.

Passenger Revenue

Passenger revenue recognized in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Passenger ticket revenue, net of taxes and fees	$2,889	$2,380	$8,073	$6,254
Passenger ancillary revenue	177	152	479	395
Loyalty program passenger revenue	358	289	1,035	827
Total Passenger revenue	$3,424	$2,821	$9,587	$7,476

Domestic passenger revenue includes operations in the U.S., including between the Hawaiian Islands (the Neighbor Island routes), and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, Belize, and Bahamas. Pacific passenger revenue includes operations in the South Pacific, Australia, New Zealand, and Asia.

The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic	$3,202	$2,685	$8,725	$6,980
Latin America	100	118	480	478
Pacific	122	18	382	18
Total Passenger revenue	$3,424	$2,821	$9,587	$7,476

Loyalty Program Revenue

Loyalty program revenue included in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Loyalty program passenger revenue	$358	$289	$1,035	$827
Loyalty program other revenue	200	171	617	509
Total Loyalty program revenue	$558	$460	$1,652	$1,336

Cargo and Other Revenue

Cargo and other revenue included in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cargo revenue	$70	$43	$194	$107
Other revenue	72	37	209	109
Total Cargo and other revenue	$142	$80	$403	$216

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $72 million and $46 million from the prior year-end air traffic liability balance for the three months ended September 30, 2025 and 2024, and $1.2 billion and $763 million from the prior year-end traffic liability balance for the nine months ended September 30, 2025 and 2024.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as loyalty points are sold until the payments are collected. The Company had $177 million of such receivables as of September 30, 2025 and $176 million as of December 31, 2024.

The table below presents a roll forward of the total loyalty program liability:

	Nine Months Ended September 30,
(in millions)	2025	2024
Total Deferred Revenue balance at January 1	$3,256	$2,603
Deferred revenue acquired from Hawaiian as of September 18	—	537
Loyalty points and companion certificate redemption - Passenger revenue	(993)	(782)
Loyalty points redeemed on partner airlines - Loyalty program other revenue	(194)	(113)
Increase in liability for loyalty points issued	1,364	947
Total Deferred Revenue balance at September 30	$3,433	$3,192

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

Fair value of financial instruments measured on a recurring basis

As of September 30, 2025, cost basis and fair value for marketable securities were $1.5 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of September 30, 2025.

Fair values of financial instruments on the unaudited condensed consolidated balance sheets:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government and agency securities	$434	$—	$—	$434
Equity mutual funds	8	—	—	8
Asset-backed securities	—	216	—	216
Mortgage-backed securities	—	201	—	201
Corporate notes and bonds	—	622	—	622
Municipal securities and other	—	13	—	13
Total Marketable securities	$442	$1,052	$—	$1,494

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government and agency securities	$292	$—	$—	$292
Equity mutual funds	7	—	—	7
Asset-backed securities	—	127	7	134
Mortgage-backed securities	—	112	—	112
Corporate notes and bonds	—	696	2	698
Municipal securities and other	—	31	—	31
Total Marketable securities	$299	$966	$9	$1,274
The fair value of interest rate swaps was not material as of September 30, 2025 and December 31, 2024.

Activity and maturities for marketable securities

Maturities for marketable securities:

September 30, 2025 (in millions)	Cost Basis	Fair Value
Due in one year or less	$336	$336
Due after one year through five years	1,007	1,011
Due after five years through ten years	137	138
Due after ten years	2	2
No maturity date	5	7
Total	$1,487	$1,494

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $723 million of certain variable-rate and fixed-rate debt, including Payroll Support Program (PSP) notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the unaudited condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	September 30, 2025	December 31, 2024
Fixed-rate debt	$2,771	$2,946

Estimated fair value	$2,738	$2,844

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and nine months ended September 30, 2025.

NOTE 5. DEBT

Debt obligations on the unaudited condensed consolidated balance sheets:

(in millions)	September 30, 2025	December 31, 2024
Fixed-rate notes payable due through 2037	$121	$56
Fixed-rate PSP notes payable due through 2031	630	688
Fixed-rate EETCs payable due through 2027	714	864
Fixed-rate Japanese Yen denominated notes payable due through 2031	56	88
Variable-rate PSP notes payable due through 2030	62	—
Variable-rate notes payable due through 2037	1,476	1,283
Loyalty financing, variable-rate term loan facility due through 2031	744	750
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs and other	(44)	(46)
Total debt	5,009	4,933
Less current portion	519	442
Long-term debt, less current portion	$4,490	$4,491

Weighted-average fixed-interest rate	3.9%	3.9%
Weighted-average variable-interest rate	5.9%	6.3%

Approximately $521 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at September 30, 2025, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.7%.

During the nine months ended September 30, 2025, the Company incurred debt of $452 million from multiple lenders and sources. New debt includes proceeds of $383 million, secured by aircraft. Additionally, $69 million was incurred as part of an agreement to finance certain E175 deliveries. Debt from the E175 financing is reflected as a non-cash transaction within the supplemental disclosures in the unaudited condensed consolidated statements of cash flows. During the nine months ended September 30, 2025, the Company made debt payments of $389 million.

In the third quarter, the Company, through a wholly-owned subsidiary, amended its variable rate term loan facility, secured by assets associated with the Atmos Rewards program. The amendment provides for a repricing of the loan under the facility.

Subsequent to quarter end, the Company prepaid approximately $67 million of variable-rate debt acquired with Hawaiian.

Debt maturity

At September 30, 2025, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2025	$65
2026	522
2027	728
2028	291
2029	838
Thereafter	2,633
Total Principal Payments(a)	$5,077
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the unaudited condensed consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska and Hawaiian have a combined revolving credit facility for $850 million, expiring in September 2029, which is secured by a combination of aircraft, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of September 30, 2025, the Company had no outstanding borrowing under this facility.

Alaska and Hawaiian have a second combined credit facility with multiple lenders for $106 million, expiring in June 2027, which is secured by aircraft. Letters of credit have been secured against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of September 30, 2025.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified pension plans include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$7	$7	$21	$21
Pension expense included in Wages and benefits	7	7	21	21

Interest cost	33	28	98	82
Expected return on assets	(37)	(33)	(111)	(97)
Recognized actuarial loss	3	4	9	13
Pension expense included in Non-operating Expense	$(1)	$(1)	$(4)	$(2)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft and engine orders. Option deliveries are excluded until exercise.

Boeing has communicated that certain B737 and B787 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes certain B737-8 aircraft contracted for delivery in 2025 that have moved later in the contracted year or into 2026, and B737-10 aircraft contracted for delivery between 2025 and 2027 that have moved to between 2027 and 2029, pending certification of the aircraft type. For Hawaiian, this includes certain B787 aircraft contracted for delivery in 2025 that have moved later in the contracted year or into 2026. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The tables below reflect Boeing's communications.

Details for contractual aircraft delivery commitments as of September 30, 2025:

	Firm Orders	Options and Other Rights
Aircraft Type	2025-2029	2027-2032
B737	75	88
B787	8	5
E175	3	—
Total	86	93

Capacity purchase agreement (CPA) commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft and capacity purchase agreement commitments as of September 30, 2025:

(in millions)	Aircraft	Capacity Purchase Agreements
Remainder of 2025	$352	$51
2026	497	207
2027	2,030	213
2028	1,555	219
2029	119	224
Thereafter	—	283
Total	$4,553	$1,197

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. Alaska appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect Alaska’s total liability in the matter. Alaska holds an accrual for $65 million in Other accrued liabilities in the unaudited condensed consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through September 30, 2025, and management's current estimate of the amount due to the Virgin Group. Subsequent to quarter end, Alaska was ordered to pay Virgin Group $32 million, representing past due royalties through September 2022, when Alaska commenced its separate claim against Virgin Group. The payment was fully accrued for as of September 30, 2025.

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

NOTE 8. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 10.6 million shares for $540 million during the nine months ended September 30, 2025. As of September 30, 2025, the program has $460 million remaining. Under the previous share repurchase program, the Company repurchased 1.6 million shares for $63 million during the nine months ended September 30, 2024.
CARES Act warrant issuances
As taxpayer protection required under the Payroll Support Program under the CARES Act, the Company granted the U.S. government a total of 1,455,437 warrants to purchase ALK common stock in 2020 and 2021. An additional 427,080 warrants were issued in conjunction with a draw on the CARES Act Loan in 2020. The value of the warrants was estimated using a Black-Scholes option pricing model and was recorded in stockholders' equity at issuance. These warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, and have a five-year term. In 2024, the warrants were sold at auction to a third party investor. The sale had no impact to the amount held on the Company's balance sheet.
In the first quarter of 2025, 1,660,705 of the warrants were exercised, with an exercise price of $31.61 for 1,355,206 warrants and $52.25 for 305,499 warrants, in a net share settlement for 809,768 shares of ALK common stock. 221,812 warrants were outstanding with an exercise price of $66.39 as of September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income	$73	$236	$79	$324

Basic weighted average shares outstanding	115.287	126.189	119.061	126.165
Dilutive effect of employee stock awards	2.213	2.175	2.132	1.918
Dilutive effect of stock warrants	—	0.226	—	0.264
Diluted weighted average shares outstanding	117.500	128.590	121.193	128.347

Basic earnings per share	$0.63	$1.87	$0.66	$2.57
Diluted earnings per share	$0.62	$1.84	$0.65	$2.52

Antidilutive amounts excluded from calculation:
Employee stock awards and warrants	1.0	1.7	1.3	2.3

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three and nine months ended September 30, 2025 and 2024:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at June 30, 2025	$(1)	$(299)	$(2)	$74	$(228)
Change in value	5	—	(1)	(1)	3
Reclassifications into earnings	1	2	—	(1)	2
Balance at September 30, 2025	$5	$(297)	$(3)	$72	$(223)

Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	21	—	(12)	(3)	6
Reclassifications into earnings	5	8	—	(3)	10
Balance at September 30, 2025	$5	$(297)	$(3)	$72	$(223)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at June 30, 2024	$(39)	$(350)	$9	$93	$(287)
Change in value	21	—	(5)	(6)	10
Reclassifications into earnings	5	4	—	—	9
Balance at September 30, 2024	$(13)	$(346)	$4	$87	$(268)

Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	28	—	(4)	(6)	18
Reclassifications into earnings	5	12	—	(4)	13
Balance at September 30, 2024	$(13)	$(346)	$4	$87	$(268)

NOTE 11. OPERATING SEGMENT INFORMATION

As of September 30, 2025, Air Group has three operating airlines – Alaska, Hawaiian, and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon and SkyWest.

Air Group's Chief Operating Decision Maker (CODM) is its President and CEO. In the third quarter of 2024, the CODM began to review financial results for Hawaiian to assess performance and make resource allocation decisions for Air Group. As a result, the Company determined Hawaiian was an operating and reportable segment.

Air Group's network and schedules are centrally managed for all its operating airlines and CPA flying. Managing the business in an integrated manner enables the Company to leverage its comprehensive network, route scheduling system, and fleet as a single business. The CODM makes resource allocation decisions to deliver optimized consolidated financial results, regardless of the profitability of an individual segment. Subsequent to quarter end, Air Group combined Alaska and Hawaiian under a single operating certificate. Management anticipates the discrete information provided to the CODM may similarly be combined. Management is considering other changes to internal reporting that may impact the discrete information provided to the CODM to better align with the way the business is managed. These changes may have an impact on the Company's reportable segments once finalized.

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

The below tables present segment revenue and expenses for Air Group's reportable segments. Air Group's measure of segment profit or loss is pretax profit, which is used by the CODM to evaluate financial results. Additionally, reconciliations of the pretax profit of all reportable segments to Air Group's consolidated income before income tax are provided. Certain immaterial reclassifications have been made within segment operating expenses between the Alaska Airlines and Regional segments for the three and nine months ended September 30, 2024. These reclassifications had no impact to consolidated results.

	Three Months Ended September 30, 2025
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$2,172	$768	$484	$3,424
Loyalty program other revenue	155	29	16	200
Cargo and other revenue	79	60	—	139
Total segment operating revenue	2,406	857	500	3,763

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				3
Consolidated Operating Revenue				$3,766

Segment operating expenses
Wages and benefits	800	272	—	1,072
Variable incentive pay	48	17	—	65
Economic fuel	470	188	103	761
Aircraft maintenance	129	89	—	218
Aircraft rent	20	16	—	36
Landing fees and other rentals	182	66	—	248
Contracted services	152	37	—	189
Selling expenses	68	30	—	98
Depreciation and amortization	126	60	—	186
Food and beverage service	63	28	—	91
Other(b)	157	69	—	226
Regional carrier expenses	—	—	386	386
Total segment operating expenses	2,215	872	489	3,576

Segment non-operating income (expense)
Interest income	43	3	—	46
Interest expense	(54)	(31)	—	(85)
Other(b)	7	1	—	8
Total segment non-operating expense	(4)	(27)	—	(31)

Segment pretax income (loss)	$187	$(42)	$11	$156

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				17
Gains on foreign debt				2
Special items				(64)

Consolidated Income Before Income Tax				$111

	Three Months Ended September 30, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$2,261	$84	$476	$2,821
Loyalty program other revenue	151	5	15	171
Cargo and other revenue	71	6	—	77
Total segment operating revenue	2,483	95	491	3,069

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				3
Consolidated Operating Revenue				$3,072

Segment operating expenses
Wages and benefits	710	37	—	747
Variable incentive pay	93	—	—	93
Economic fuel	510	23	95	628
Aircraft maintenance	117	9	—	126
Aircraft rent	21	1	—	22
Landing fees and other rentals	142	8	—	150
Contracted services	130	5	—	135
Selling expenses	68	4	—	72
Depreciation and amortization	116	8	—	124
Food and beverage service	58	4	—	62
Other(b)	170	6	—	176
Regional carrier expenses	—	—	340	340
Total segment operating expenses	2,135	105	435	2,675

Segment non-operating income (expense)
Interest income	28	2	—	30
Interest expense	(28)	(6)	—	(34)
Other(b)	3	—	—	3
Total segment non-operating income (expense)	3	(4)	—	(1)

Segment pretax income (loss)	$351	$(14)	$56	$393

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				6
Aircraft fuel mark-to-market adjustment				4
Special items				(75)

Consolidated Income Before Income Tax				$328

	Nine Months Ended September 30, 2025
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$6,061	$2,190	$1,336	$9,587
Loyalty program other revenue	468	100	49	617
Cargo and other revenue	224	171	—	395
Total segment operating revenue	6,753	2,461	1,385	10,599

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				8
Consolidated Operating Revenue				$10,607

Segment operating expenses
Wages and benefits	2,273	826	—	3,099
Variable incentive pay	132	45	—	177
Economic fuel	1,326	533	287	2,146
Aircraft maintenance	388	245	—	633
Aircraft rent	62	47	—	109
Landing fees and other rentals	490	180	—	670
Contracted services	428	109	—	537
Selling expenses	197	89	—	286
Depreciation and amortization	372	178	—	550
Food and beverage service	178	80	—	258
Other(b)	484	187	—	671
Regional carrier expenses	—	—	1,102	1,102
Total segment operating expenses	6,330	2,519	1,389	10,238

Segment non-operating income (expense)
Interest income	126	8	—	134
Interest expense	(157)	(83)	—	(240)
Other(b)	19	4	—	23
Total segment non-operating expense	(12)	(71)	—	(83)

Segment pretax income (loss)	$411	$(129)	$(4)	$278

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				50
Aircraft fuel mark-to-market adjustment				4
Losses on foreign debt				(5)
Special items				(211)

Consolidated Income Before Income Tax				$116

	Nine Months Ended September 30, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Reportable Segment Total
Segment operating revenue
Passenger revenue	$6,078	$84	$1,314	$7,476
Loyalty program other revenue	460	5	44	509
Cargo and other revenue	202	6	—	208
Total segment operating revenue	6,740	95	1,358	8,193

Reconciliation to Consolidated Operating Revenue:
Other revenue(a)				8
Consolidated Operating Revenue				$8,201

Segment operating expenses
Wages and benefits	2,056	37	—	2,093
Variable incentive pay	176	—	—	176
Economic fuel	1,515	23	288	1,826
Aircraft maintenance	337	9	—	346
Aircraft rent	60	1	—	61
Landing fees and other rentals	404	8	—	412
Contracted services	381	5	—	386
Selling expenses	209	4	—	213
Depreciation and amortization	341	8	—	349
Food and beverage service	170	4	—	174
Other(b)	505	6	—	511
Regional carrier expenses	—	—	977	977
Total segment operating expenses	6,154	105	1,265	7,524

Segment non-operating income (expense)
Interest income	71	2	—	73
Interest expense	(79)	(6)	—	(85)
Other(b)	14	—	—	14
Total segment non-operating income (expense)	6	(4)	—	2

Segment pretax income (loss)	$592	$(14)	$93	$671

Reconciliation to Consolidated Income Before Income Tax:
Other profit(a)				28
Aircraft fuel mark-to-market adjustment				22
Special items				(255)

Consolidated Income Before Income Tax				$466
(a) Revenue and profit or loss from segments below the quantitative thresholds as well as other immaterial business units, including Air Group parent company activity, Horizon Air operations, McGee Air Services, consolidating entries and intercompany eliminations.
(b) Includes miscellaneous personnel, software, and services costs, as well as other non-operating activity.

Total capital expenditures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Alaska Airlines	$172	$252	$594	$833
Hawaiian Airlines	50	2	359	2
Other(a)	—	11	79	85
Consolidated	$222	$265	$1,032	$920

Total assets were as follows(b):

(in millions)	September 30, 2025	December 31, 2024
Alaska Airlines	$24,766	$24,664
Hawaiian Airlines	4,646	4,423
Consolidating & Other	(9,400)	(9,319)
Consolidated	$20,012	$19,768
(a) Primarily consists of Horizon Air capital expenditures, including non-cash expenditures for debt financing of certain E175 deliveries of $69 million and $68 million in the nine months ended September 30, 2025 and 2024.
(b) No assets are allocated to the Regional segment as it represents only revenue and expenses associated with regional flying. The related assets associated with regional flying are allocated to other segments.

NOTE 12. SPECIAL ITEMS

The Company has classified certain operating activities as special items due to their unusual or infrequently occurring nature. Disclosing information about these items separately may assist with comparable year over year analysis and allow stakeholders to better understand Air Group's results of operations.

Integration costs: Integration costs were associated with the acquisition of Hawaiian Airlines and consist of employee-related costs, legal and professional fees, technology costs, and other merger costs.

Labor and other: Labor and other costs in 2025 were primarily for changes to Alaska flight attendants' sick leave benefits pursuant to a new collective bargaining agreement ratified in the first quarter of 2025. Costs in 2024 were associated with new labor agreements, the retirement of Alaska's Airbus and Horizon's Q400 aircraft, and certain litigation items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating Expenses
Integration costs	$61	$90	$154	$128
Labor and other	3	(16)	57	126
Special items - operating	$64	$74	$211	$254

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our unaudited condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024. This overview summarizes the MD&A, which includes the following sections:
•Third Quarter Review - highlights from the third quarter of 2025 outlining some of the major events that occurred during the period, as well as forward-looking statements.
•Results of Operations - an in-depth analysis of our financial and operational results for the three and nine months ended September 30, 2025.

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

Items affecting comparability

As Hawaiian Holdings, Inc. was acquired by Air Group on September 18, 2024, prior year figures are inclusive of Hawaiian results from September 18, 2024 onward. Due to the size of the two companies prior to the acquisition, the reported results for 2025 and 2024 are not comparable. To assist with the discussion of 2025 and 2024 results on a comparable basis and provide more meaningful discussion, certain supplemental unaudited pro forma income statement and operating statistics information is provided for the three and nine months ended September 30, 2024. Pro forma historical results were included with the Form 8-K filed on January 22, 2025. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

Cybersecurity incident

As previously disclosed in a Current Report on Form 8-K filed on June 27, 2025, on June 23, 2025, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. Upon identifying this incident, we followed our response protocols and immediately took steps to safeguard our network by disconnecting impacted Hawaiian systems and applications. Access for all systems was restored. Hawaiian's flights were not interrupted and continued to operate safely throughout our response. We have engaged the relevant authorities and experts to assist in our investigation and ongoing remediation efforts.

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

THIRD QUARTER REVIEW

Overview

We reported income before income tax under GAAP for the third quarter of 2025 of $111 million, compared to $328 million for the third quarter of 2024. On a pro forma basis, the pretax income for the third quarter of 2024 was $255 million. Refer below for a more detailed discussion of the items impacting these results.

On July 20, 2025, Alaska Air Group experienced an IT outage that affected operations. A temporary ground stop was put in place for Alaska and Horizon and was lifted later that day. Approximately 200 flights were canceled. The irregular operations resulting from the outage negatively impacted third quarter results by approximately $20 million.

Labor update

In the third quarter, McGee Air Services employees, represented by the International Association of Machinists and Aerospace Workers (IAM), ratified a five-year agreement. Horizon is negotiating with its pilots represented by the International Brotherhood of Teamsters (IBT), flight attendants represented by the Association of Flight Attendants (AFA), and dispatchers represented by the Transport Workers Union of America (TWU) for updated collective bargaining agreements. A mediator from the National Mediation Board is participating in negotiations with AFA and TWU.

Alaska and Hawaiian are working towards joint collective bargaining agreements (JCBA) for workgroups represented by common unions. Alaska and Hawaiian have Transition and Process Agreements for certain workgroups which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Loyalty program update

In August 2025, we launched Atmos Rewards, a loyalty program combining Alaska’s Mileage Plan and Hawaiian’s HawaiianMiles. While the program's launch did not have a material impact on third quarter financial results, we continue to assess member engagement and redemption behavior to determine potential future impacts as the program progresses. In September 2025, amendments made to the Atmos Rewards co-branded credit card agreement with Bank of America took effect resulting in modifications to the separately identifiable performance obligations.

Subsequent events

•IT related operational disruptions - Subsequent to the end of the quarter, on October 23, 2025, Alaska Air Group experienced a failure at a primary data center resulting in an IT outage that affected operations. A temporary ground stop was put in place for Alaska and Horizon. The ground stop was lifted the same day. The disruption resulted in approximately 500 canceled flights and approximately 50,000 guests were impacted. Additionally, on October 29, 2025, a global outage impacted Microsoft's Azure platform where several Alaska and Hawaiian Airlines technologies are hosted, causing a disruption to key systems and our websites. The outage did not result in any flight cancellations, but did result in flight delays. The Company has not yet quantified the full financial impacts of these disruptions.

•Single operating certificate - Subsequent to the end of the quarter, on October 29, 2025, Alaska and Hawaiian obtained a single operating certificate from the FAA, our most significant integration milestone to date. This will ease our transition to a single passenger service system in spring of 2026.

Outlook

We anticipate fourth quarter unit revenue to increase low single digits year-over-year, building on last year’s solid performance. Unit costs for the fourth quarter are expected to increase low single-digits year-over-year and reflect significant cost synergies, with fourth quarter capacity growth expected to be 2% to 3% year-over-year. Economic fuel price per gallon is expected to remain a headwind due to ongoing volatility. This outlook does not include the financial impact of the IT outage that occurred on October 23, 2025 or the financial impact of the October 29, 2025 Microsoft Azure outage impacting Alaska Air Group services as we continue to evaluate the incidents. We intend to update our outlook later in the fourth quarter, once the full financial impact of the IT disruptions is understood.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2025 TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 2024

PRO FORMA OPERATING STATISTICS

Below are operating statistics presented on a pro forma basis, which assumes Hawaiian is included in both 2024 and 2025.

	Three Months Ended September 30,
	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	% Change
Consolidated Operating Statistics:
Revenue passengers (000)	15,879	13,237	2,487	15,724	1.0%
RPMs (000,000) "traffic"	20,739	16,970	4,103	21,073	(1.6)%
ASMs (000,000) "capacity"	24,447	19,847	4,760	24,607	(0.7)%
Load factor	84.8%	85.5%	86.2%	85.6%	(0.8) pts
Yield	16.51¢	16.62¢	14.71¢	16.25¢	1.6%
PRASM	14.00¢	14.21¢	12.67¢	13.92¢	0.6%
RASM	15.41¢	15.48¢	14.00¢	15.19¢	1.4%
CASMex	11.23¢	10.16¢	11.29¢	10.34¢	8.6%
Economic fuel cost per gallon	$2.51	$2.61	$2.59	$2.60	(3.5)%
Fuel gallons (000,000)	303	240	62	302	0.3%
Departures (000)	144.0	121.6	18.2	139.8	3.0%
Average full-time equivalent employees (FTEs)	32,590	24,963	6,700	31,663	2.9%
(a) For the three months ended September 30, 2024, the Hawaiian column reflects results prior to the consummation of the merger, comprising the period of July 1, 2024 to September 17, 2024.

PRO FORMA OPERATING REVENUE

On a pro forma basis, total operating revenue increased $27 million, or 1%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized in the following table:

	Three Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Passenger revenue	$3,424	$2,821	$603	$3,424	$—	—%
Loyalty program other revenue	200	171	26	197	3	2%
Cargo and other revenue	142	80	38	118	24	20%
Total Operating Revenue	$3,766	$3,072	$667	$3,739	$27	1%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results on a pro forma basis for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025	% Change vs. Pro forma Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$3,500	2%	(2)%	(1)%	4%	3%
Latin America	111	(12)%	(3)%	—%	(10)%	(13)%
Pacific	155	(22)%	6%	10%	(27)%	(30)%
Total	$3,766	—%	(2)%	(1)%	2%	1%

Passenger revenue

On a pro forma basis, Passenger revenue was flat, on a 2% increase in yield offset by a 2% decrease in traffic. Hawaiian passenger revenue has improved meaningfully, driven by demand environment strength in the state of Hawai'i and synergy and commercial initiatives announced in 2024. Increased premium revenue and a rebound in corporate travel also contributed to improved results. Decreased capacity in the third quarter was a response to softening demand.

Loyalty program other revenue

On a pro forma basis, Loyalty program other revenue increased $3 million, or 2%, due to higher commission revenue from bank card and third party partners driven by higher consumer spend.

Cargo and other revenue

On a pro forma basis, Cargo and other revenue increased $24 million, or 20%, driven by six additional A330-300F aircraft in Hawaiian's cargo fleet under the ATSA with Amazon. Increased international cargo volumes driven by the launch of our Seattle-Seoul route also contributed to the increase.

PRO FORMA OPERATING EXPENSES

On a pro forma basis, total operating expenses increased $185 million, or 5%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized below. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Aircraft fuel, including hedging gains and losses	$761	$624	$159	$783	$(22)	(3)%
Non-fuel operating expenses, excluding special items	2,793	2,033	539	2,572	221	9%
Special items - operating	64	74	4	78	(14)	(18)%
Total Operating Expenses	$3,618	$2,731	$702	$3,433	$185	5%
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

Alaska and Hawaiian previously used crude oil call options to hedge fuel expense. Alaska's fuel hedge program was suspended in 2023 and all remaining positions were settled in the first quarter of 2025. Hawaiian's fuel hedge program was suspended in the first quarter of 2025 and all remaining positions were settled in the third quarter of 2025.

	Three Months Ended September 30,
	2025		2024 Pro forma
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$761	$2.51	$777	$2.57
Losses on settled hedges	—	—	10	0.03
Economic fuel expense	761	2.51	787	2.60
Mark-to-market fuel hedge adjustments	—	—	(4)	(0.01)
Aircraft fuel, including hedging gains and losses	$761	$2.51	$783	$2.59
Fuel gallons		303		302

On a pro forma basis, aircraft fuel expense decreased $22 million, or 3%. Raw fuel expense decreased by 2%, driven by lower per gallon costs on crude oil, partially offset by higher refining margins associated with the conversion of crude oil to jet fuel.

Non-fuel expense

The table below summarizes our operating expense line items, excluding fuel and other special items, on a pro forma basis. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations. Significant or unusual changes compared to 2024 on a pro forma basis are more fully described below.

	Three Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Wages and benefits	$1,226	$883	$216	$1,099	$127	12%
Variable incentive pay	71	104	4	108	(37)	(34)%
Aircraft maintenance	238	140	73	213	25	12%
Aircraft rent	64	49	15	64	—	—%
Landing fees and rentals	305	194	46	240	65	27%
Contracted services	151	108	30	138	13	9%
Selling expenses	107	82	29	111	(4)	(4)%
Depreciation and amortization	203	139	48	187	16	9%
Food and beverage service	100	69	23	92	8	9%
Third-party regional carrier expense	72	63	—	63	9	14%
Other	256	202	55	257	(1)	—%
Total non-fuel operating expenses, excluding special items	$2,793	$2,033	$539	$2,572	$221	9%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Wages and benefits

The primary components of wages and benefits, including a reconciliation of 2024 on a pro forma basis, are shown in the following table:

	Three Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	$ Change	% Change
Wages	$930	$663	$170	$833	$97	12%
Pension - Defined benefit plans	7	7	3	10	(3)	(30)%
Defined contribution plans	87	59	18	77	10	13%
Medical and other benefits	141	110	17	127	14	11%
Payroll taxes	61	44	8	52	9	17%
Total Wages and benefits	$1,226	$883	$216	$1,099	$127	12%

On a pro forma basis, wages and benefits increased by $127 million, or 12%, driven by increased headcount and higher wage rates across multiple labor groups since the third quarter of 2024.

On a pro forma basis, defined contribution plans increased $10 million, or 13%, driven by higher contribution rates for pilots and flight attendants. On a pro forma basis, medical and other benefits expense increased $14 million, or 11%, driven by higher value claims and increased obligations under Alaska's pilots long-term disability plan.

Variable incentive pay

On a pro forma basis, variable incentive pay decreased $37 million, or 34%, driven by a lower assumed payout percentage for the Company's Performance-Based Pay program compared to the prior year, partially offset by an increased wage base due to the inclusion of Hawaiian employees in the plan.

Aircraft maintenance

On a pro forma basis, aircraft maintenance increased $25 million, or 12%, driven by increased utilization of aircraft resulting in increased heavy checks and engine events since the third quarter of 2024. Higher rates on engine maintenance also contributed to the increase.

Landing fees and rentals

On a pro forma basis, landing fees and other rentals increased $65 million, or 27%, driven by increased terminal rents due to higher rates and growth throughout the combined network, and an increased volume of departures. Nonrecurring favorable settlements received from certain airports in 2024 also contributed to the year-over-year increase.

Contracted services

On a pro forma basis, contracted services increased $13 million, or 9%, driven by higher rates charged by vendors as well as increased departures and passengers throughout our combined network.

Depreciation and amortization

On a pro forma basis, depreciation and amortization increased $16 million, or 9%, primarily due to the addition of 16 owned aircraft to our airlines' fleets since the third quarter of 2024. Incremental depreciation on ground service and other equipment also contributed to the increase.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $9 million, or 14%, driven by incremental departures and block hours operated by SkyWest.

Other

On a pro forma basis, other expenses were flat. Higher professional services and software costs were offset by gains from the sale of eight B737-900 aircraft.

Special items - operating

On a pro forma basis, special items decreased $14 million, or 18%, primarily driven by decreased integration costs associated with the acquisition of Hawaiian Airlines in comparison to the prior year. Refer to Note 12 to the unaudited condensed consolidated financial statements for details.

Additional Segment Information

Refer to Note 11 to the unaudited condensed consolidated financial statements for a detailed description of each segment and a reconciliation of segment results to consolidated Air Group results. Below is a summary of each segment's results for the third quarter of 2025.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items and other adjustments, of $187 million in the third quarter of 2025, compared to a profit of $351 million in the same period in 2024. The $164 million decrease was primarily driven by $120 million in increased non-fuel operating expenses, due largely to higher wages and increased variable costs, and $77 million in reduced revenue, due to lower traffic. Lower fuel costs of $40 million, driven by lower per gallon costs and decreased consumption, partially offset the decrease.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items and other adjustments, of $42 million in the third quarter of 2025, compared to a loss on a pro forma basis of $56 million in the same period in 2024. The $14 million improvement was primarily driven by $190 million in increased revenue, driven by higher traffic and yield due to demand environment strength in the state of Hawai'i. Higher fuel costs of $29 million driven by increased consumption and increased non-fuel expenses of $147 million associated with increased capacity partially offset the increase.

Regional

Regional reported a pretax profit, excluding special items and other adjustments, of $11 million in the third quarter of 2025, compared to a profit of $56 million in the same period in 2024. The $45 million decrease was primarily due to $46 million in increased non-fuel operating expenses and higher fuel costs of $8 million driven by increased capacity, partially offset by $9 million in increased revenue from higher traffic.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2025 TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2024

PRO FORMA OPERATING STATISTICS

Below are operating statistics presented on a pro forma basis, which assumes Hawaiian is included in both 2024 and 2025.

	Nine Months Ended September 30,
	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	% Change
Consolidated Operating Statistics:
Revenue passengers (000)	44,272	34,899	7,896	42,795	3.5%
RPMs (000,000) "traffic"	58,174	44,803	12,695	57,498	1.2%
ASMs (000,000) "capacity"	69,724	53,422	15,040	68,462	1.8%
Load factor	83.4%	83.9%	84.4%	84.0%	(0.6) pts
Yield	16.48¢	16.69¢	14.56¢	16.22¢	1.6%
PRASM	13.75¢	13.99¢	12.29¢	13.62¢	1.0%
RASM	15.21¢	15.35¢	13.59¢	14.96¢	1.7%
CASMex	11.32¢	10.48¢	11.54¢	10.69¢	5.9%
Economic fuel cost per gallon	$2.50	$2.82	$2.73	$2.80	(10.7)%
Fuel gallons (000,000)	859	646	198	844	1.8%
Departures (000)	407.4	329.7	59	388.7	4.8%
Average full-time equivalent employees (FTEs)	31,221	23,784	6,705	30,489	2.4%
(a) For the nine months ended September 30, 2024, the Hawaiian column reflects results prior to the consummation of the merger, comprising the period of January 1, 2024 to September 17, 2024.

PRO FORMA OPERATING REVENUE

On a pro forma basis, total operating revenue increased $362 million, or 4%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized in the following table:

	Nine Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Passenger revenue	$9,587	$7,476	$1,848	$9,324	$263	3%
Loyalty program other revenue	617	509	84	593	24	4%
Cargo and other revenue	403	216	112	328	75	23%
Total Operating Revenue	$10,607	$8,201	$2,044	$10,245	$362	4%
(a) Pro forma nine months ended September 30, 2024 can be calculated by adding the three months ended March 31, 2024, June 30, 2024, and September 30, 2024 as provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results on a pro forma basis for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025	% Change vs. Pro forma Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$9,614	3%	1%	2%	2%	2%
Latin America	536	1%	—%	2%	1%	(1)%
Pacific	457	(7)%	4%	4%	(11)%	(11)%
Total	$10,607	3%	1%	2%	2%	1%

Passenger revenue

On a pro forma basis, Passenger revenue increased $263 million, or 3%, as traffic increased by 1% and yield grew by 2%. Hawaiian passenger revenue has improved meaningfully, driven by the combination of the Alaska and Hawaiian networks, as well as synergy and commercial initiatives announced in 2024. Increased premium revenue and loyalty program award redemption on our airlines contributed to higher yield. Additionally, prior year results were negatively impacted by $150 million due to the B737-9 grounding in the first quarter of 2024.

Loyalty program other revenue

On a pro forma basis, Loyalty program other revenue increased $24 million, or 4%, due to higher commission revenue from bank card and third party partners driven by increased consumer spend. Incremental credit card acquisitions, as well as the launch of our Summit Visa Infinite premium credit card, also contributed to the increase.

Cargo and other revenue

On a pro forma basis, Cargo and other revenue increased $75 million, or 23%, driven by six additional A330-300F aircraft in Hawaiian's cargo fleet under the ATSA with Amazon. Increased international cargo volumes driven by the launch of our Seattle-Seoul route also contributed to the increase.

PRO FORMA OPERATING EXPENSES

On a pro forma basis, total operating expenses increased $371 million, or 4%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized below. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Aircraft fuel, including hedging gains and losses	$2,142	$1,804	$539	$2,343	$(201)	(9)%
Non-fuel operating expenses, excluding special items	8,026	5,646	1,747	7,393	633	9%
Special items - operating	211	254	18	272	(61)	(22)%
Total Operating Expenses	$10,379	$7,704	$2,304	$10,008	$371	4%
(a) Pro forma nine months ended September 30, 2024 can be calculated by adding the three months ended March 31, 2024, June 30, 2024, and September 30, 2024 as provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Fuel expense

	Nine Months Ended September 30,
	2025		2024 Pro forma
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$2,142	$2.50	$2,330	$2.76
Losses on settled hedges	4	—	37	0.04
Economic fuel expense	2,146	2.50	2,367	2.80
Mark-to-market fuel hedge adjustments	(4)	—	(24)	(0.03)
Aircraft fuel, including hedging gains and losses	$2,142	$2.50	$2,343	$2.78
Fuel gallons		859		844

On a pro forma basis, aircraft fuel expense decreased $201 million, or 9%. Raw fuel expense decreased by 8%, driven by lower per gallon costs on crude oil. Decreases were partially offset by higher fuel consumption consistent with increased capacity and higher refining margins associated with the conversion of crude oil to jet fuel.
Losses recognized for hedges that settled during the nine months ended were $4 million in 2025, compared to losses of $37 million in 2024. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expense

The table below summarizes our operating expense line items, excluding fuel and other special items, on a pro forma basis. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations. Significant or unusual changes compared to 2024 on a pro forma basis are more fully described below.

	Nine Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro forma	$ Change	% Change
Wages and benefits	$3,518	$2,469	$733	$3,202	$316	10%
Variable incentive pay	194	197	14	211	(17)	(8)%
Aircraft maintenance	698	391	224	615	83	13%
Aircraft rent	190	142	45	187	3	2%
Landing fees and rentals	825	532	142	674	151	22%
Contracted services	442	311	95	406	36	9%
Selling expenses	312	243	90	333	(21)	(6)%
Depreciation and amortization	596	393	156	549	47	9%
Food and beverage service	282	194	68	262	20	8%
Third-party regional carrier expense	205	181	—	181	24	13%
Other	764	593	180	773	(9)	(1)%
Total non-fuel operating expenses, excluding special items	$8,026	$5,646	$1,747	$7,393	$633	9%
(a) Pro forma nine months ended September 30, 2024 can be calculated by adding the three months ended March 31, 2024, June 30, 2024, and September 30, 2024 as provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Wages and benefits

The primary components of wages and benefits, including a reconciliation of 2024 on a pro forma basis, are shown in the following table:

	Nine Months Ended September 30,				Change
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines	2024 Pro forma	$ Change	% Change
Wages	$2,665	$1,864	$555	$2,419	$246	10%
Pension - Defined benefit plans	21	21	9	30	(9)	(30)%
Defined contribution plans	258	177	59	236	22	9%
Medical and other benefits	387	275	71	346	41	12%
Payroll taxes	187	132	39	171	16	9%
Total Wages and benefits	$3,518	$2,469	$733	$3,202	$316	10%

On a pro forma basis, wages and benefits increased by $316 million, or 10%, driven by increased headcount and higher wage rates across multiple labor groups since the third quarter of 2024. Increases were partially offset by nonrecurring wages from irregular operations following the B737-9 grounding in the first quarter of 2024.

Medical and other benefits expense increased $41 million, or 12%, driven by an increase in the cost of medical services and higher obligations under our pilots long-term disability plan.

Variable incentive pay

On a pro forma basis, variable incentive pay decreased $17 million, or 8%, driven by a lower assumed payout percentage for the Company's Performance-Based Pay program compared to the prior year, partially offset by an increased wage base due to the inclusion of Hawaiian employees in the plan.

Aircraft maintenance

On a pro forma basis, aircraft maintenance increased $83 million, or 13%, driven by increased utilization of aircraft resulting in increased heavy checks and engine events since the third quarter of 2024. Higher rates on engine maintenance and additional materials on cabin refresh projects also contributed to the increase.

Landing fees and other rentals

On a pro forma basis, landing fees and other rentals increased $151 million, or 22%, primarily driven by increased terminal rents driven by higher rates and growth throughout the combined network. Increased volume of departures and landed weight, as well as nonrecurring favorable settlements received from certain airports in 2024 also contributed to the year-over-year increase.

Contracted services

On a pro forma basis, contracted services increased $36 million, or 9%, driven by higher rates charged by vendors as well as increased departures and passengers throughout our combined network.

Selling expenses

On a pro forma basis, selling expenses decreased $21 million, or 6%, primarily driven by lower marketing costs in comparison to prior year. Improved rates on credit card vendor rebates also contributed to this decrease.

Depreciation and amortization

On a pro forma basis, depreciation and amortization increased $47 million, or 9%, primarily due to the addition of 16 owned aircraft to our airlines' fleets since the third quarter of 2024. Incremental depreciation on ground service and other equipment also contributed to the increase.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $24 million, or 13%, driven by incremental departures and block hours operated by SkyWest.

Other

On a pro forma basis, other expense decreased $9 million, or 1%. Gains from the sale of twelve B737-900 aircraft were partially offset by higher professional services and software costs. Certain nonrecurring passenger remuneration and crew hotel costs associated with the B737-9 grounding in 2024 also contributed to the decrease.

Special items - operating

On a pro forma basis, special items decreased $61 million, or 22%, driven by nonrecurring costs in 2024 associated with Alaska flight attendant retroactive pay, the retirement of Alaska's Airbus and Horizon's Q400 aircraft, and certain litigation matters. Contractual changes to Alaska flight attendants' sick leave benefits in the first quarter of 2025 and increased integration costs associated with the acquisition of Hawaiian Airlines partially offset this decrease. Refer to Note 12 to the consolidated financial statements for details.

Additional Segment Information

Refer to Note 11 to the unaudited condensed consolidated financial statements for a detailed description of each segment and a reconciliation of segment results to consolidated Air Group results. Below is a summary of each segment's results for the nine months ended September 30, 2025.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items and other adjustments, of $411 million in the first nine months of 2025, compared to a profit of $592 million in the same period in 2024. The $181 million decrease was primarily driven by $365 million in increased non-fuel operating expenses, due largely to higher wages and increased variable costs. These increases were partially offset by lower fuel costs of $189 million, driven by lower per gallon costs. Additionally, prior year results were negatively impacted by $150 million due to the B737-9 grounding in the first quarter of 2024.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items and other adjustments, of $129 million in the first nine months of 2025, compared to a loss on a pro forma basis of $312 million in the same period in 2024. The $183 million improvement was driven by $417 million in increased revenue, driven by higher traffic and yield due to the optimization of Hawaiian assets in Air Group's combined network, demand environment strength in the state of Hawai'i, as well as continued recovery following the 2023 Maui wildfires. Lower fuel costs of $6 million, driven by lower per gallon costs, also contributed to the improvement. These amounts were partially offset by increased non-fuel operating expenses of $240 million associated with increased capacity.

Regional

Regional reported a pretax loss, excluding special items and other adjustments, of $4 million in the first nine months of 2025, compared to a profit of $93 million in the same period in 2024. The $97 million decrease was primarily due to $125 million in increased non-fuel operating expenses associated with increased capacity. It was partially offset by $27 million in increased revenue as incremental traffic mitigated the impact of a weaker yield environment.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had cash and marketable securities of $2.3 billion. Our airlines have 112 unencumbered aircraft, which can be financed if necessary, and an $850 million bank line-of-credit facility with no outstanding borrowings. We expect our current cash and marketable securities balance, combined with our available sources of liquidity, to be sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

In June 2025, Alaska entered into an agreement with a third-party to sell its 12 B737-900 aircraft. All aircraft were sold by September 30, 2025. In the nine months ended September 30, 2025, the Company recognized a gain of $57 million associated with these sales, which was recorded within Other operating expenses in the consolidated statements of operations.

Operating cash flows

Cash provided by operating activities was $1.1 billion during the first nine months of 2025. Advance ticket sales and our co-branded credit card agreements are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, aircraft fuel, payments to suppliers for goods and services, payments to lessors and airport authorities for leased aircraft, rents, and landing fees, and interest expense for our debt obligations. During the first nine months of 2025, this includes more than $300 million paid to employees in recognition of their 2024 Performance-Based Pay program achievements. It also includes $98 million paid to Starlink associated with an agreement to provide in-flight connectivity on Alaska's fleet.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment are the primary purpose of our investing cash flow. We plan to incur approximately $1.4 billion to $1.6 billion in capital expenditures for 2025. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $996 million during the first nine months of 2025. Property and equipment expenditures were $963 million, driven by the addition of new aircraft as well as other equipment purchases. Net purchases of marketable securities were $192 million in 2025. These amounts were partially offset by other investing cash inflows of $159 million, including proceeds from the sale of 12 B737-900 aircraft.

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

Cash used in financing activities was $490 million during the first nine months of 2025. Cash used for share repurchases was $540 million, and debt payments were $389 million. These outflows were partially offset by proceeds from new financing arrangements, net of debt issuance costs, of $378 million.

Indicators of financial condition and liquidity

The Company's liquidity target is between 15% and 25% of the trailing twelve months' revenue. This percentage was elevated as of December 31, 2024 as it did not include a full year of Hawaiian revenue, but has returned to normal levels as of September 30, 2025.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2025	December 31, 2024	Change
Cash, marketable securities, and unused lines of credit(a)	$3,122	$3,325	(6)%
Trailing twelve months' revenue(b)	$14,141	$11,735	21%
Liquidity as a percentage of trailing twelve months' revenue	22%	28%	(6) pts

Long-term debt, net of current portion	$4,490	$4,491	—%
Shareholders' equity	$4,029	$4,372	(8)%
(a) Excludes restricted cash of $28 million as of September 30, 2025 and $29 million as of December 31, 2024.
(b) Trailing twelve months' revenue as of September 30, 2025 can be reconciled using the most recent four quarters as filed with the SEC.

Debt-to-capitalization, including leases
(in millions)	September 30, 2025	December 31, 2024	Change
Long-term debt, net of current portion	$4,490	$4,491	—%
Capitalized operating leases	1,413	1,405	1%
Capitalized finance leases	49	55	(11)%
Adjusted debt, net of current portion of long-term debt	$5,952	$5,951	—%
Shareholders' equity	4,029	4,372	(8)%
Total invested capital	$9,981	$10,323	(3)%

Debt-to-capitalization ratio, including leases	60%	58%	2 pts

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

Within the notes accompanying our unaudited condensed consolidated financial statements, refer to Note 5 for discussion of scheduled debt obligations and Note 7 for discussion of aircraft purchase commitments and CPA obligations.

As of September 30, 2025, Alaska had firm orders to purchase 75 B737 aircraft with deliveries expected between 2025 and 2029. Hawaiian had firm orders to purchase 8 B787 aircraft with deliveries expected between 2025 and 2029. Horizon had firm orders to purchase 3 E175 aircraft with deliveries expected in 2026. Alaska also has an agreement with SkyWest Airlines to add one E175 aircraft under the existing CPA in 2026.

Boeing has communicated that certain B737 and B787 aircraft are expected to be delivered later than the contracted delivery timing. For Alaska, this includes certain B737-8 aircraft contracted for delivery in 2025 that have moved later in the contracted year or into 2026, and B737-10 aircraft contracted for delivery between 2025 and 2027 that have moved to between 2027 and 2029, pending certification of the aircraft type. For Hawaiian, this includes certain B787 aircraft contracted for delivery in 2025 that have moved later in the contracted year or into 2026. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The table below reflects Boeing's communications.

	Actual Fleet	Anticipated Fleet Activity
Aircraft	September 30, 2025	2025 Changes	Dec 31, 2025	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027
Alaska Airlines Fleet:
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	2	—	2	—	2	—	2
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900ER	79	—	79	—	79	—	79
B737-8	8	6	14	6	20	—	20
B737-9	80	—	80	—	80	—	80
B737-10	—	—	—	—	—	36	36
Total Alaska Airlines Fleet	242	6	248	6	254	36	290
Hawaiian Airlines Fleet:
A330-300 Freighters(a)	10	—	10	—	10	—	10
A330-200	24	—	24	—	24	—	24
A321neo	18	—	18	—	18	—	18
B717-200	19	—	19	—	19	—	19
B787-9	4	1	5	1	6	1	7
Total Hawaiian Airlines Fleet	75	1	76	1	77	1	78
Regional Fleet:
E175 operated by Horizon	47	—	47	3	50	—	50
E175 operated by third party	42	—	42	1	43	—	43
Total Regional Fleet	89	—	89	4	93	—	93
Total Air Group Fleet	406	7	413	11	424	37	461
(a) A330-300 freighter aircraft utilized under the ATSA with Amazon.

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

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income before income tax	$111	$328	$116	$466
Adjusted for:
Mark-to-market fuel hedge adjustment	—	(4)	(4)	(22)
(Gains)/losses on foreign debt	(2)	—	5	—
Special items(a)	64	75	211	255
Adjusted income before income tax	$173	$399	$328	$699

Pretax margin	2.9%	10.7%	1.1%	5.7%
Adjusted pretax margin	4.6%	13.0%	3.1%	8.5%
(a) Includes $1 million of non-operating special items in the three and nine months ended September 30, 2024.

	Three Months Ended September 30,
	2025		2024
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net income	$73	$0.62	$236	$1.84
Adjusted for:
Mark-to-market fuel hedge adjustments	—	—	(4)	(0.03)
Gains on foreign debt	(2)	(0.02)	—	—
Special items(a)	64	0.54	75	0.58
Income tax effect(b)	(12)	(0.09)	(18)	(0.14)
Adjusted net income	$123	$1.05	$289	$2.25

	Nine Months Ended September 30,
	2025		2024
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net income	$79	$0.65	$324	$2.52
Adjusted for:
Mark-to-market fuel hedge adjustments	(4)	(0.03)	(22)	(0.17)
Losses on foreign debt	5	0.04	—	—
Special items(a)	211	1.74	255	1.99
Income tax effect(b)	(48)	(0.39)	(57)	(0.44)
Adjusted net income	$243	$2.01	$500	$3.90
(a) Includes $1 million of non-operating special items in the three and nine months ended September 30, 2024.
(b) Includes income tax effect of the adjustments in the tables above as well as one-time effects of the One Big Beautiful Bill Act which was signed into law in the third quarter of 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except unit metrics)	2025		2024		2025		2024
Total operating expenses	$3,618		$2,731		$10,379		$7,704
Less the following components:
Aircraft fuel, including hedging gains and losses	761		624		2,142		1,804
Freighter costs	47		17		135		46
Special items - operating	64		74		211		254
Total operating expenses, excluding fuel, freighter costs, and special items	$2,746		$2,016		$7,891		$5,600

ASMs	24,447		19,847		69,724		53,422
CASMex	11.23	¢	10.16	¢	11.32	¢	10.48	¢

OPERATING STATISTICS (unaudited)

Below are operating statistics we use to measure operating performance. Figures for the three and nine months ended September 30, 2024 include Hawaiian results September 18, 2024 onward.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Consolidated Operating Statistics(a):
Revenue passengers (000)	15,879	13,237	20.0%	44,272	34,899	26.9%
RPMs (000,000) "traffic"	20,739	16,970	22.2%	58,174	44,803	29.8%
ASMs (000,000) "capacity"	24,447	19,847	23.2%	69,724	53,422	30.5%
Load factor	84.8%	85.5%	(0.7) pts	83.4%	83.9%	(0.5) pts
Yield	16.51¢	16.62¢	(0.7)%	16.48¢	16.69¢	(1.3)%
PRASM	14.00¢	14.21¢	(1.5)%	13.75¢	13.99¢	(1.7)%
RASM	15.41¢	15.48¢	(0.5)%	15.21¢	15.35¢	(0.9)%
CASMex(b)	11.23¢	10.16¢	10.5%	11.32¢	10.48¢	8.0%
Economic fuel cost per gallon(b)(c)	$2.51	$2.61	(3.8)%	$2.50	$2.82	(11.3)%
Fuel gallons (000,000)(c)	303	240	26.3%	859	646	33.0%
ASMs per gallon	80.6	82.7	(2.5)%	81.1	82.6	(1.8)%
Departures (000)	144.0	121.6	18.4%	407.4	329.7	23.6%
Average full-time equivalent employees (FTEs)	32,590	24,963	30.6%	31,221	23,784	31.3%
Operating fleet(d)	406	394	12 a/c	406	394	12 a/c
Alaska Airlines Operating Statistics:
RPMs (000,000) "traffic"	14,140	14,951	(5.4)%	39,597	40,375	(1.9)%
ASMs (000,000) "capacity"	16,631	17,459	(4.7)%	47,424	48,118	(1.4)%
Economic fuel cost per gallon	$2.53	$2.60	(2.7)%	$2.51	$2.80	(10.4)%
Hawaiian Airlines Operating Statistics:
RPMs (000,000) "traffic"	5,113	634	NM	14,454	634	NM
ASMs (000,000) "capacity"	6,045	763	NM	17,313	763	NM
Economic fuel cost per gallon(c)	$2.36	$2.35	—%	$2.38	$2.35	1%
Regional Operating Statistics:(e)
RPMs (000,000) "traffic"	1,486	1,385	7.3%	4,123	3,795	8.6%
ASMs (000,000) "capacity"	1,771	1,625	9.0%	4,987	4,540	9.8%
Economic fuel cost per gallon	$2.73	$2.74	(0.4)%	$2.70	$2.99	(9.7)%
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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2025. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2025.

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

In the second quarter, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. As a result of this cybersecurity incident, we performed certain alternative controls and procedures, and additional compensating controls, to support management's assessment that the financial and other information included within this report is materially accurate.

Except as noted above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2024 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The below table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2025. The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in December 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2025 - July 31, 2025	—	$—
August 1, 2025 - August 31, 2025	34,995	$55.95
September 1, 2025 - September 30, 2025	52,575	$53.69
Total	87,570	$54.59	$460

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
10.1#†	Supplemental Agreement No. 9 to Purchase Agreement No. PA-04749 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance, Controller, and Treasurer

November 6, 2025