Form 10-K
period 2025-12-31
ALASKA AIR GROUP, INC.
filed 2026-02-12
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

As of January 31, 2026, shares of common stock outstanding totaled 114,641,450. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2025, was approximately $5.7 billion (based on the closing price of $49.48 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company's 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

As used in this Form 10-K, the terms “Air Group”, the “Company”, “our”, “we”, and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Hawaiian Holding, Inc., and Horizon Air Industries, Inc. are referred to as “Alaska”, “Hawaiian”, and “Horizon” and together as “our airlines”.

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. Other than as required by law, we expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of risks and uncertainties that may cause our forward-looking statements to differ materially, see Item 1A. "Risk Factors” within this document. Some of these risks include competition; labor costs, relations, and availability; general economic conditions; increases in operating costs, including fuel; uncertainties regarding the ability to successfully integrate operations following the acquisition of Hawaiian Holdings, Inc., and the ability to realize anticipated cost savings, synergies, or growth from the acquisition; inability to meet cost reduction and other strategic goals; seasonal fluctuations in demand and financial results; supply chain risks; events that negatively impact aviation safety and security; and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those Risk Factors as you read this report.

PART I

ITEM 1. BUSINESS

Alaska Air Group, Inc. ("Air Group" or the "Company") is a Delaware corporation incorporated in 1985. Air Group operated three airlines, Alaska Airlines, Hawaiian Airlines, and Horizon Air, through October 29, 2025. On that date, Alaska Airlines' and Hawaiian Airlines' operations were combined under Alaska's Federal Aviation Administration (FAA) operating certificate. Hawaiian Airlines is preserved as a distinct brand, providing a unique guest experience to guests traveling to, from, or within the Hawaiian Islands. Alaska Airlines was organized in 1932 and incorporated in 1937 in the state of Alaska. Hawaiian Airlines was originally incorporated in 1929 in the Territory of Hawai'i, and has been a Delaware corporation and wholly-owned subsidiary of Hawaiian Holdings, Inc. since 2005. Hawaiian Holdings, Inc. was acquired by Air Group in 2024. Horizon Air is a Washington corporation that was incorporated and began service in 1981, and was acquired by Air Group in 1986. Air Group acquired Virgin America in 2016, then legally merged the entity with Alaska in 2018, at which time the airlines' operating certificates were also combined. The Company also includes McGee Air Services, an aviation services provider that was established as a wholly-owned subsidiary of Alaska in 2016, and other subsidiaries.

A summary of our operations is presented below:

•Alaska and Hawaiian - includes scheduled air transportation of passengers and cargo on Boeing 737 (B737), Boeing 787 (B787), Boeing 717 (B717), Airbus A330 (A330), Airbus A321neo (A321neo), and Airbus A330-300F (A330-300F) aircraft throughout North America, Latin America, Asia, and the Pacific.
•Regional - includes scheduled air transportation of passengers on Horizon and a third-party carrier (SkyWest) on Embraer E175 (E175) aircraft throughout the western region of North America. All capacity is sold to Alaska under capacity purchase agreements (CPA).

Alaska is the fourth largest global carrier in the United States, and the fifth largest provider of air transportation, offering unparalleled guest service, connectivity, and schedules from hubs in Seattle, Honolulu, Portland, Anchorage, Los Angeles, San Diego, and San Francisco. With our regional partners, we fly to more than 140 destinations throughout North America, Latin America, Asia, and the Pacific. We will serve Europe beginning in spring 2026. Alaska is a member of the oneworld® alliance. With oneworld and other global partners, our guests have access to more than 900 destinations in 170 territories. Starting in spring 2026, Alaska's oneworld benefits will extend to guests traveling on Hawaiian-branded aircraft. We have operated in a highly competitive and often challenging industry for more than 90 years. Our airlines' top priority is ensuring the safety of our guests and employees, an area we continually invest in. Our success over many decades is attributable to the prioritization of safety as our number one value, as well as our people, business model, and commitment to sustainable growth over the long-term.

In 2025, we made significant progress towards integrating Hawaiian into Air Group. We consolidated most back-office functions, established station co-locations, and began the integration of Alaska and Hawaiian operational systems. In August 2025, we launched Atmos™ Rewards, a single loyalty program combining Alaska Airlines’ Mileage Plan™ and Hawaiian Airlines’ HawaiianMiles™, offering flexible earning options and expanded redemption across our global network. In October 2025, Alaska and Hawaiian received a single operating certificate (SOC) from the FAA, officially recognizing Alaska and Hawaiian as one airline under the Alaska certificate. We preserved Hawaiian as a distinct, guest-facing brand, establishing distinct brand promises for both Alaska and Hawaiian that capture what makes each brand special, supported by a set of shared values developed with input from employees. As part of our commitment to the Hawaiian Airlines brand and the Hawai'i community, we launched a five-year, $600 million Kahu'ewai Hawai'i Investment Plan to modernize airport operations, enhance the guest experience, support employees, and invest in communities and sustainability in Hawai'i.

These milestones position us for a transition to a single passenger service system (PSS) in spring 2026, which will allow us to provide one reservation system and inventory of flights to our guests, while unlocking additional synergies from the acquisition. We also continue to pursue joint collective bargaining agreements for union-represented employees, which we expect to achieve over the next few years. Our integration efforts support our Alaska Accelerate vision of connecting guests to the world with a remarkable travel experience rooted in safety, care, and performance.

AIR GROUP

Our airlines operate different aircraft, which serve different missions, described in more detail below. The majority of our revenue is generated by transporting passengers. We deploy aircraft in ways that we believe will best optimize our consolidated revenue and profitability.

The percentage of consolidated revenue by category is presented below:

	2025	2024	2023
Passenger revenue	90%	91%	91%
Loyalty program other revenue	6%	6%	6%
Cargo and other revenue	4%	3%	3%
Total	100%	100%	100%

PASSENGER SERVICE

Alaska and Hawaiian offer passenger service on B737, B787, B717, A330, and A321neo aircraft throughout North America, Latin America, Asia, and the Pacific. The largest concentration of departures is from hubs in Seattle, Honolulu, Portland, Anchorage, Los Angeles, San Diego, and San Francisco. Alaska and Hawaiian carried 47 million revenue passengers in 2025, up from 39 million in 2024, which includes Hawaiian results from September 18, 2024 through December 31, 2024.

The percentage of Alaska and Hawaiian passenger capacity by principal geographic region (as defined by the U.S. Department of Transportation) is presented below:

	2025	2024(a)	2023
Domestic	88%	91%	94%
Latin America	6%	7%	6%
Pacific	6%	2%	—%
Total	100%	100%	100%
(a) Includes Hawaiian's capacity covering the post-acquisition period from September 18, 2024 through December 31, 2024.

Regional operations include passenger service on E175 aircraft operated by Horizon and third-party carrier SkyWest under CPAs with Alaska, primarily in the states of Washington, Oregon, California, Alaska, and Idaho. Regional operations carried approximately 11 million revenue passengers in 2025, up from 10 million in 2024. Horizon is the largest regional airline in the Pacific Northwest and carried approximately 55% of Air Group's Regional passengers.

The percentage of Regional passenger capacity by region is presented below:

	2025	2024	2023
West Coast	78%	78%	76%
Pacific Northwest	7%	8%	10%
Alaska	5%	6%	5%
Transcon/midcon	5%	5%	7%
Canada	3%	2%	2%
Mexico	2%	1%	—%
Total	100%	100%	100%

LOYALTY PROGRAM

Our loyalty program, Atmos™ Rewards, brings together the best features of Alaska Airlines’ Mileage Plan™ and Hawaiian Airlines’ HawaiianMiles™ into a single program. The two programs operated separately with distinct program terms and rules until the launch of Atmos Rewards in October 2025. In 2025, Air Group loyalty program members redeemed points and companion certificates for nearly eight million award tickets on our airlines and partner airlines. Loyalty program revenue, including that in the Passenger revenue line item in the consolidated statements of operations, represented approximately 16% of Air Group's total revenue in 2025.

Atmos Rewards awards points for flights on any of our airlines. Points can also be earned by flying with one of our partner airlines as well as through use of our co-branded credit cards, and through transactions with other non-airline partners. Points awarded do not expire and can be redeemed for flights across a global network of over 1,000 destinations and more than 30 airline partners, hotel stays, events, and curated experiences. Members can achieve tier status (Atmos Silver, Atmos Gold, Atmos Platinum, and Atmos Titanium) by earning qualifying points. Tier status unlocks incremental benefits such as bonus points, complimentary upgrades, free checked bags, and priority boarding. As part of the oneworld alliance, Atmos Rewards members with tier status also enjoy reciprocal benefits when flying with other oneworld alliance airlines.

Alaska offers three co-branded credit cards issued by Bank of America N.A.: the Atmos Rewards Ascent Visa Signature, the Atmos Rewards Summit Visa Infinite, and the Atmos Rewards Visa Signature Business. All three cards provide core benefits including annual companion fares, free checked bags, status points, preferred boarding, earning and redeeming points, and exclusive discounts. The Summit Visa Infinite was launched in August 2025, and stands out as a premium product for frequent travelers, offering global companion awards, complimentary Alaska Lounge access, accelerated status attainment, partner program points transfer, instant travel delay credits, same-day change fee waivers, and more. Two other co-branded card products are also available for Atmos Rewards members, the Hawaiian Airlines Barclays' World Elite Mastercard and the Bank of Hawai'i Visa debit card, which provide additional earning opportunities and program benefits.

Alaska and Hawaiian also have complimentary loyalty programs designed exclusively for residents of Alaska and Hawai'i. Club 49™ is offered to Alaska Residents who are Atmos Rewards members, providing benefits such as two free checked bags, last-minute travel discounts, exclusive weekly fare sales, and discounts on cargo shipments to, from or within the state of Alaska. Huaka'i by Hawaiian is available to kama‘āina (Hawai'i residents) with an Atmos Rewards account, offering perks such as a free checked bag between islands, quarterly Neighbor Island discounts, and monthly network-wide discounts.

CARGO AND OTHER

Alaska operates a cargo business that plays a critical role in the communities our airlines serve. We provide freight and mail services using both freighter aircraft and the belly capacity on passenger aircraft. Alaska has five dedicated freighter aircraft that operate primarily to and within the state of Alaska. The majority of Alaska's cargo services are provided to commercial businesses. We also provide cargo services to Amazon.com, Inc (Amazon) under an Air Transportation Services Agreement (ATSA). Under the ATSA, we operate 10 A330-300F aircraft for which we supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. In return, we receive a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated, and are reimbursed for certain operating expenses, including fuel, certain maintenance, and insurance premiums.

The Company also earns other revenue for lounge memberships, hotel and car commissions, travel insurance, and certain other immaterial items not intrinsically tied to providing air travel to passengers.

AGREEMENTS WITH OTHER AIRLINES

Alaska has various types of marketing agreements with other airlines. These agreements fall into three categories: loyalty program, codeshare, and interline.

•Loyalty program agreements enable our members to accrue points and/or redeem them for flights on partner airlines.

•Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that serves passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block-space arrangement, a fixed amount of seats are sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for point accrual and redemption.

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

Alaska is a member of the oneworld alliance. Starting in spring 2026, Alaska's oneworld benefits will extend to guests traveling on Hawaiian-branded aircraft. Elite Atmos Rewards members receive tier status matching across other member airlines. Depending on tier status, guests can enjoy a variety of privileges, including access to more than 600 international first and business class lounges, fast track through security, priority baggage benefits, priority check-in desks, upgrades, and priority boarding.

Alliances are an important part of our strategy and enhance our revenue by:

•offering our guests more travel destinations and better point earn and redemption opportunities, including status points on U.S. and international airline partners;

•providing a consistent and seamless guest experience whether flying on Alaska or one of our partners;

•giving us access to more connecting traffic from other airlines; and

•providing members of our partners’ loyalty programs an opportunity to travel on Alaska and our regional partners while earning points in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated approximately 5% of our total operating revenue for each of the years ended December 31, 2025, 2024, and 2023.

Alaska's marketing agreements with other airlines are as follows:

Codeshare
Airline	Atmos Rewards Loyalty Program Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska or CPA Partners
Aer Lingus	Yes	No	No
Air Tahiti Nui	Yes	Yes	Yes
Aleutian Airways(b)	Yes	No	No
American Airlines	Yes	Yes	Yes
Bahamasair(b)	Yes	No	No
British Airways	Yes	Yes	Yes
Cape Air(b)	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	Yes	Yes
Contour Airlines(b)	Yes	No	No
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	Yes	Yes
Hainan Airlines	Yes	No	No
Iberia	Yes	Yes	Yes
Icelandair	Yes	Yes	Yes
Japan Airlines(c)	Yes	Yes	Yes
Kenmore Air(b)	Yes	No	No
Korean Air(b)	Yes	No	Yes
Malaysia Airlines	Yes	No	No
Mokulele Airlines(b)	Yes	No	No
Oman Air	Yes	No	No
Philippine Airlines(b)	Yes	No	No
Porter Airlines	Yes	No	No
Qantas Airways	Yes	Yes	Yes
Qatar Airways	Yes	Yes	Yes
Royal Air Maroc	Yes	No	No
Royal Jordanian	Yes	No	No
Singapore Airlines(b)	Yes	No	No
Southern Airways Express(b)	Yes	No	No
SriLankan Airlines	Yes	No	No
STARLUX Airlines	Yes	No	Yes
United Airlines	No	No	Yes
(a) These airlines do not have their own loyalty program. However, Atmos Rewards members can earn and redeem points on these airlines' route systems.
(b) These airline partnerships are limited to earning points. Atmos Rewards members can earn points when purchasing these airlines' flights on www.alaskaair.com and www.hawaiianairlines.com.
(c) Includes Japan Transocean (NU)

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

SAFETY

The safety and well-being of our employees and guests is the foundation of our work at Alaska Air Group. The Company's primary safety objectives are to identify, assess, monitor, and mitigate safety risks to as low as reasonably practical, which we do using our Safety Management System (SMS). Our safety principles and safety initiatives are critical to empowering employees to pause the operation any time something appears to be unsafe. Safety goals and objectives are regularly reviewed and communicated to employees, and are continually measured to evaluate our progress. Alaska, Hawaiian, and Horizon employees are also rewarded for reporting safety concerns and meeting measurable safety targets as both our Performance Based Pay (PBP) and Operational Performance Rewards (OPR) programs include payouts for achievement to stated goals.

All Air Group airlines operate under one SMS. In October 2025, Hawaiian was integrated into the SMS following receipt of a single operating certificate, enabling a standardized and consistent safety framework across Air Group. All employees received training for the Air Group SMS, our "Ready, Safe, Go" principles, and our mobile safety reporting systems.

Air Group's Board of Directors has a Safety Committee that is responsible for oversight of safety-related risk and management's efforts to ensure the safety of all passengers and employees. The Committee receives regular updates from management throughout the year and provides feedback to create and maintain a strong safety culture.

FUEL

Our business and financial results are highly impacted by the price and the availability of aircraft fuel. Aircraft fuel expense includes raw fuel expense, or the price that we generally pay at the airport, including taxes and fees, plus any impact of our fuel hedging. In addition, management reviews economic fuel costs, which include the impact of settled fuel hedge positions but excludes mark-to-market adjustments. Management considers economic fuel costs to be the best estimate of the cash cost of fuel. Air Group primarily purchases its fuel based on U.S. West Coast and Singapore jet fuel prices.

The cost composition of our aircraft fuel expense is as follows:

	2025	2024(b)	2023
Crude oil	62%	67%	58%
Refining margins	27%	22%	33%
Other(a)	11%	11%	9%
Total	100%	100%	100%

Aircraft fuel, including hedging gains and losses (in millions)	$2,879	$2,506	$2,641
Percentage of Total Operating Expenses	21%	22%	26%
Fuel gallons (000,000)	1,146	925	824
(a) Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains and losses, taxes, and other into-plane costs.
(b) Inclusive of Hawaiian for the post-acquisition period from September 18, 2024 through December 31, 2024.

Alaska and Hawaiian previously used crude oil call options to hedge fuel expense. Alaska's fuel hedge program was suspended in 2023 and all remaining positions were settled in 2025. Hawaiian's fuel hedge program was suspended in the beginning of 2025, with all remaining positions settled later in the year. No hedge positions remain open as of December 31, 2025.

Sustainable aviation fuel (SAF) is an important part of our long-term environmental sustainability strategy and our ambition to achieve net zero carbon emissions. While SAF technologies and market development have advanced in recent years, limited supply and high cost of SAF continue to constrain widespread adoption. We advance SAF through a multi-faceted approach that includes entering into offtake agreements, investing in research and emerging technology, partnering with fuel producers, engaging our guests, and advocating for public policies that support SAF adoption. These efforts all aim to accelerate the growth of the SAF market, increase supply, enhance energy security, support regional economic development, and enable long-term decarbonization of air travel.

We believe that operating fuel-efficient aircraft and executing on operational best practices are the best strategies to mitigate high fuel prices. Maintaining a young, fuel-efficient fleet helps reduce our fuel consumption rate, as well as the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry can be intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Our airlines compete with other U.S. and foreign airlines on nearly all of our domestic and international routes. Our largest competitor is Delta Air Lines Inc. (Delta). Approximately 78% of our capacity to and from Seattle competes with Delta. In addition to Delta, Southwest Airlines and United Airlines are significant competitors in the state of Hawai'i and on the West Coast. Our Hawai'i, California, transcontinental, and international routes have a higher concentration of competitors when compared to our routes within the Pacific Northwest.

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

The airline industry is highly competitive, with carriers constantly seeking to defend and grow market share. Some carriers in our markets often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors. Historically, markets that faced competition from low-cost and ultra-low-cost carriers were subject to disruptive ticket and fee pricing as the carriers' low unit cost allowed them to serve markets at very low fares. Legacy carriers with expansive networks and diversified product offerings have experienced greater success attracting more price-conscious customers with their basic economy offerings. These factors can reduce our pricing power and that of the airline industry as a whole. Fares below operating costs can be harmful if sustained over a long period of time. We will defend our position in our core markets, and if necessary, adjust capacity to better match supply with demand. Our cost discipline and high productivity have historically enabled us to maintain competitive fares.

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

Alaska's membership in the oneworld alliance provides its guests increased global network utility, and positions the airline to capture an incremental share of global travelers and corporate accounts. Through oneworld, guests can travel to more than 900 destinations in 170 territories. We expect Hawaiian to join the oneworld alliance in spring 2026.

•Loyalty programs

We compete with other airlines for customer loyalty in order to build long-term relationships with our guests. Our Atmos Rewards program offers some of the most competitive advantages in the industry. Points awarded do not expire and can be redeemed for flights across our/partner global network, hotel stays, events, and curated experiences. The program has multiple status tiers that offer a variety of benefits including additional earnings opportunities, complimentary upgrades, free checked bags, and priority boarding. Our loyalty program also offers exclusive benefits to residents in the states of Alaska and Hawai'i through our Club 49 and Huaka'i programs, which show our gratitude for major communities we serve. Members of our loyalty program also have access to co-branded credit cards as an additional way to earn points and take advantage of additional benefits. As a member of oneworld, Atmos Rewards members with tier status are provided reciprocal benefits when flying other oneworld members, including upgrades, lounge access, and priority boarding.

•Product and customer service

We compete with other airlines in areas of customer service, such as on-time performance and the quality of guest experience offered across our network. Key competitive factors include the availability and mix of premium seating options, onboard amenities, inflight connectivity and entertainment offerings, aircraft type, and overall cabin comfort.

We continue to expand the mix of premium seating, including First Class and Premium Class, across our fleet and invest in cabin retrofits aimed at modernizing interiors and enhancing comfort and functionality throughout the cabin. These initiatives intend to maintain competition in markets with growing premium travel demand. The acquisition of Hawaiian expanded our premium product portfolio and introduced lie-flat seating to our mainline fleet, providing an enhanced comfort option on select long haul routes. In 2025, we began installing Starlink Wi-Fi across our fleet, providing faster and more reliable inflight connectivity. Fleetwide installation is expected to be completed by the end of 2027.

In addition to onboard product initiatives, we are making targeted improvements to airport facilities, recognizing that the guest experience begins prior to boarding our aircraft. These improvements include lobby renovations, enhancements to check‑in and boarding environments, and lounge expansions designed to increase space and comfort.

Our employees are a critical element of our brand and reputation. We have a highly engaged workforce that strives to provide genuine and caring service to our guests at the airport, lounge, onboard, and call centers. We heavily emphasize our service standards with our employees through training and education programs, and incentive pay related to operational performance and guest satisfaction.

Besides competing with other airlines, we compete with ground transportation in our short-haul markets. Demand for our services, especially business related travel, is also impacted by alternative technologies, such as video conferencing and internet-based meeting tools.

TICKET DISTRIBUTION

Our tickets are distributed through multiple channels:

•Direct to customer: The Company sells direct at www.alaskaair.com and www.hawaiianairlines.com and through the Alaska Airlines and Hawaiian Airlines apps. Selling direct is our most cost efficient sales channel. Direct sales are also preferable from a branding and customer relationship standpoint, because we can establish ongoing communication with the guest and tailor outreach accordingly. As a result, we prioritize efforts that drive more business to our direct sales channels. We also have reservation call centers where guests can book reservations.

In October 2025, Alaska and Hawaiian completed a sales system cutover, moving all ticket sales for flights in spring 2026 and beyond into a unified PSS. We expect to fully transition the airlines' operations to a single PSS in spring 2026.

•Traditional and online travel agencies: We use travel agencies to sell to guests. Corporate travel agencies typically use Global Distribution Systems to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to our airlines. Many large corporate customers require use of these agencies. Online travel agencies source content from the airline directly via more modern and cost-efficient alternatives. Some of our competitors may rely on travel agencies to a lesser extent than we do, and, as a result, may have lower ticket distribution costs.

In 2025, 74% of our total sales were conducted direct to customer with the remaining 26% through traditional and online travel agencies.

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

•increases or decreases in passenger and volume-driven variable costs; and

•air space and Air Traffic Control delays, particularly in our West Coast hubs.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, flight cancellations, and accommodating displaced passengers. In certain geographies such as the Pacific Northwest, Alaska, and Hawai'i, we may be more susceptible to adverse weather conditions than some of our competitors who have different network exposures.

No material part of Alaska Air Group's or its subsidiaries' business is dependent upon a single customer, or upon a few high-volume customers.

ENVIRONMENTAL SUSTAINABILITY STRATEGY

The Company has an ambition to achieve net zero carbon emissions by 2040. We developed a five-part path to guide our long-term journey to net zero carbon emissions, and this strategy is complemented with near-term voluntary environmental sustainability goals. Our five-part path roadmap includes:

•Increasing operational efficiency: We take pride in consistently delivering top-of-industry operational performance. By having consistently leading operational performance, we also optimize our fuel efficiency. Alaska and Horizon use Flyways AI, a technology which leverages artificial intelligence to enable more fuel-efficient flight paths. Other key fuel efficiency initiatives include reducing auxiliary power unit usage and connecting to ground power, taxiing with just one engine where conditions allow, and routine engine cleaning to improve performance and extend on-wing life which reduces emissions and cost. Replacing our ground service equipment through the acquisition and use of electric and other lower-emissions equipment also improves operational efficiency. Currently, not all airports have the necessary infrastructure in place to support charging and use of these units to enable their full operational reliability, and we are actively working with our airport partners to make these improvements.

•Renewing our fleet with more efficient airplanes: We strive to operate our airlines with aircraft that are as fuel efficient as possible. We have purchase commitments for B737 and B787 aircraft. Due to their designs, up-gauge capacity, and engines, the new aircraft are approximately 15% to 25% more efficient on a seat-by-seat basis than the aircraft they replace.

•Using SAF: The use of SAF is important in enabling near-term progress towards our net zero carbon emissions ambitions, as it can be used alongside traditional jet fuel as a drop-in fuel while producing up to 80% lower carbon emissions on a lifecycle basis. Reaching these ambitions will require the use of SAF at quantities not yet available in the SAF market today. We are working in collaboration with the aviation industry, companies in the private sector, and governments at the federal and state levels to advancing the scalability of SAF production and reducing its cost.

Alaska enables business travel partners to purchase Scope 3 SAF credits to support our SAF initiatives and reduce their emissions impact. We also offer data to guests to help them understand their travel related emissions in an effort to bring attention to the importance of SAF.

•Investing in new technologies: Our net zero carbon emissions ambition requires technologies that are not yet fully developed or available at the scale required to decarbonize our industry. We are focused on doing our part to aid in the development of these technologies, and to foster support via public policy and private sector capital investments. To enable these technologies and accelerate our path to net zero carbon emissions, among other business needs, we have an investment arm called Alaska Star Ventures (ASV). Through ASV, we have partnered and invested with companies focused on new technologies including:
◦Breakthrough Energy Ventures (BEV) is a fund that was launched in 2025 in partnership with oneworld alliance member airline. ASV is a cornerstone investor in the fund. BEV intends to benefit the SAF market by accelerating the global development of long-term aviation fuel solutions that are cost effective, scalable, and have lower emissions than conventional fuels.
◦ZeroAvia is a company developing hydrogen-electric powertrain technology for regional aircraft.
◦JetZero is a company developing a blended wing body using existing engine technology while delivering up to 50% better fuel efficiency.
◦Twelve is a power-to-liquid SAF provider utilizing recaptured carbon dioxide as feedstock to bring its E-Jet® fuel to commercial use. This fuel is a low carbon jet fuel produced from recaptured carbon dioxide, water, and renewable energy.

•Harnessing credible carbon offset and carbon removal technologies: Our primary focus is reducing emissions from our operations through fleet modernization, operational efficiencies and the adoption of SAF, but we know that we will likely need to utilize carbon offsets and removals to reach our net zero carbon emissions ambition. Carbon offsets and removals will be used only to address emissions that remain after all practical reduction measures have been implemented. The Company does not have material investments in any carbon offsets or carbon removal technology. We are continually exploring how the market develops for high-quality, durable carbon credits from carbon offsets and removals projects to refine our plans to achieving net zero carbon emissions.

CORPORATE RESPONSIBILITY GOVERNANCE

The Governance, Nominating, and Corporate Responsibility Committee of the Board of Directors is responsible for overseeing various environmental sustainability initiatives and disclosures. This includes annual reporting of voluntary goals and evaluation of environmental and climate impacts. On a quarterly basis, the committee reviews environmental sustainability progress, including performance on enterprise-wide publicly reported corporate impacts goals and climate-related issues. A dedicated Climate Working Group oversees management’s climate strategy and path to net zero carbon emissions. The Climate Working Group is responsible for providing expert guidance on, and oversight for, our work to achieve net zero carbon emissions and other climate-related goals and strategy. The Audit Committee of the Board of Directors oversees Air Group's financial reporting process, including disclosures on corporate responsibility matters within the Company's financial statements. The Company's Executive Committee is responsible for overseeing the progress toward our climate goals and providing input on Air Group's climate strategy.

HUMAN CAPITAL

OUR PEOPLE

Our business is labor intensive. As of December 31, 2025, Air Group entities employed 35,951 active employees (22,377 at Alaska, 6,456 at Hawaiian, 3,846 at Horizon, and 3,272 at McGee Air Services). Of those employees, 89% are full-time and 11% are part-time. Wages and benefits, including variable incentive pay, represented approximately 46% of our total non-fuel operating expenses in 2025 and 2024.

Aligning employees' goals with the Company's goals is critical in achieving success. During the year, Alaska, Hawaiian, and Horizon employees participated in the PBP and OPR programs, which reward employees across all work groups based on metrics related to profitability, safety, synergy capture, guest experience, completion rate, and on-time rate. Alaska, Hawaiian, and Horizon employees earned $245 million under these incentive programs during the year.

COLLECTIVE BARGAINING

Most major airlines, including Alaska, Hawaiian, and Horizon, have employee groups that are covered by collective bargaining agreements (CBA). Airlines with unionized workforces generally have higher labor costs than carriers without unionized workforces. Those with unionized workforces may not have the ability to adjust labor costs downward quickly in response to new competition or slowing demand. At December 31, 2025, labor unions represented 81% of Air Group employees.

With one exception discussed below, Alaska has begun negotiations for joint collective bargaining agreements (JCBAs) covering each represented Alaska and Hawaiian workgroup. The process for determining which union will represent the combined technicians and related workgroup remains ongoing and, as a result, JCBA negotiations have not begun concerning that workgroup. Alaska intends to initiate those negotiations after the representation issue has been resolved. At December 31, 2025, Transition and Process Agreements are in place for certain workgroups, which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Our relations with U.S. labor organizations representing our employees are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help. Certain employees located outside the U.S. are also represented by unions or local representative groups.

Alaska’s union contracts at December 31, 2025 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)	Pilots	3,360	Amendable 3/2/2027
Association of Flight Attendants (AFA)	Flight attendants	7,164	Amendable 2/28/2028
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	911	Amendable 9/27/2026
IAM	Clerical, office and passenger service	5,421	Amendable 9/27/2026
Aircraft Mechanics Fraternal Association (AMFA)	Technicians and related	1,046	Amendable 10/17/2028
Transport Workers Union of America (TWU)	Dispatchers	114	Amendable 3/24/2027

Hawaiian’s union contracts at December 31, 2025 were as follows:

Union	Employee Group	Number of Employees	Contract Status
ALPA	Pilots	1,242	Amendable 3/2/2027
AFA	Flight attendants	2,507	Amendable 2/28/2028
IAM	Technicians and related	957	Amendable 2/15/2027
IAM	Clerical	1,679	Amendable 2/15/2027
TWU	Dispatchers	71	Amendable 4/21/2027

Horizon’s union contracts at December 31, 2025 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)(a)	Pilots	662	Amendable 12/31/2024
AFA(a)	Flight attendants	670	Amendable 4/30/2024
AMFA	Mechanics and related classifications	184	Amendable 5/10/2029
TWU(a)	Dispatchers	27	Amendable 1/29/2026
(a) Negotiations with IBT, AFA, and TWU for updated collective bargaining agreements are ongoing as of the date of this filing. A mediator from the National Mediation Board is participating in negotiations with AFA and TWU.

McGee Air Services' union contract at December 31, 2025 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	2,897	Amendable 7/19/2030

CULTURE AND BELONGING

We remain steadfast in our commitment to recruit, retain, and promote the best talent. This is part of our commitment to Do the Right Thing by our guests, employees, and communities, and to create a culture in which employees can do their best work, and best serve the breadth of our customer base.

EMPLOYEE TRAINING

The Alaska Air Group companies invest in employee programs and training that aid advancement throughout the enterprise. Our Pathways Program provides a clear and direct path for Horizon pilots, flight attendants, technicians, and dispatchers to progress to Alaska. In 2025, the program was extended to aspiring pilots in the state of Hawai'i to potentially join Horizon. Our Leader Academy helps supervisors and managers further develop their leadership and communication skills. Providing meaningful advancement opportunities to employees throughout Air Group is important, and we continue to evaluate new programs which support our people and advance our long-term strategic goals.

COMMUNITY INVOLVEMENT

We are dedicated to actively supporting the communities we serve. In 2025, Air Group companies donated approximately $19 million in cash and in-kind travel to over 1,190 charitable organizations, and our employees volunteered more than 45,000 hours of community service related to youth and education, medical research, and transportation. Air Group also encourages its guests to play a role in supporting these communities. During the year, Atmos Rewards members donated more than 100 million points through the Atmos Giving program.

The Alaska Airlines Foundation provides grants to nonprofits that offer educational and career-development programs to young people. Organizations are invited to apply bi-annually for grants ranging from $5,000 to $20,000, with preference given to organizations that can demonstrate partnership and long-term program sustainability. Since inception in 1999, the Foundation has donated nearly $6 million in grants, including more than $300,000 in 2025. The Company launched the combined Alaska Airlines | Hawaiian Airlines Foundation, which will begin accepting grant requests in 2026.

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its airline subsidiaries who have significant decision-making responsibilities, their positions, and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Benito Minicucci	President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	59	2004

Shane R. Tackett	Executive Vice President Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	47	2011

Kyle B. Levine	Executive Vice President Corporate and Public Affairs, Chief Legal Officer, and Corporate Secretary of Alaska Air Group, Inc., Alaska Airlines, Inc. and Corporate Secretary of Horizon Air Industries, Inc., and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	54	2016

Jason M. Berry	Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc.	48	2023

Diana Birkett Rakow	Executive Vice President of Alaska Airlines, Inc. and Chief Executive Officer of Hawaiian Airlines	48	2017

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	56	2008

Constance E. von Muehlen	Executive Vice President and Advisor to the Chief Operating Officer of Alaska Airlines, Inc.	58	2018

Andrea L. Schneider	President and Chief Executive Officer of Horizon Air Industries, Inc.	60	2003

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

Mr. Levine was elected Executive Vice President Corporate and Public Affairs and Chief Legal Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc. in September 2025, and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc. in August 2017 and Corporate Secretary of Horizon Air Industries, Inc. in January 2020, and Chief Ethics and Compliance Officer in January 2016. He is a member of Air Group’s Management Executive Committee. He joined Alaska Airlines, Inc. in February 2006 and has served in several roles including Senior Attorney from February 2006 to July 2009, Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011, Deputy General Counsel and Managing Director Legal from February 2011 to January 2016, Vice President Legal from January 2016 to

January 2020, Senior Vice President Legal from January 2020 to August 2025, and General Counsel of Alaska Air Group, Inc. and Alaska Airlines, Inc. since January 2016.

Mr. Berry was elected Executive Vice President and Chief Operating Officer of Alaska Airlines, Inc. in November 2025 and is a member of Air Group's Management Executive Committee. He joined Alaska Airlines, Inc. in June 2013 and has served in several roles including Director Cargo Operations and Compliance from June 2013 to September 2015, Managing Director Cargo from September 2015 to June 2019, and President of Alaska Airlines, Inc.'s wholly owned subsidiary McGee Air Services from January 2019 to December 2020. He was Vice President Cargo of Air Canada from January 2021 to February 2023 and returned to Alaska Air Group, Inc. as Senior Vice President Operations of Horizon Air Industries, Inc. from February 2023 to October 2023, Executive Vice President Cargo of Alaska Air Group, Inc. from September 2024 to October 2025, and President of Horizon Air Industries, Inc. from November 2023 to November 2025.

Ms. Birkett Rakow was elected Executive Vice President of Alaska Airlines, Inc. and Chief Executive Officer of Hawaiian Airlines in November 2025 and is a member of Air Group's Executive Management Executive Committee. She joined Alaska Airlines, Inc. in September 2017 and has served as Vice President External Relations from September 2017 to February 2021 and Vice President Public Affairs and Sustainability from February 2021 to November 2021, Senior Vice President Public Affairs and Sustainability from November 2021 to August 2025, and Executive Vice President Public Affairs and Sustainability from September 2025 to November 2025.

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

Ms. von Muehlen was elected Executive Vice President and Advisor to the Chief Operating Officer of Alaska Airlines, Inc. in November 2025. She joined Alaska Airlines, Inc. in July 2011 and has served in several roles including Managing Director Airframe, Engine, Components Maintenance Repair and Overhaul of Alaska Airlines, Inc. from December 2012 to January 2018, Chief Operating Officer of Horizon Air Industries, Inc. from January 2018 to January 2019, Senior Vice President Maintenance and Engineering of Alaska Airlines, Inc. from January 2019 to April 2021, and Executive Vice President and Chief Operating Officer from April 2021 to November 2025.

Ms. Schneider was elected President and Chief Executive Officer of Horizon Air Industries, Inc. in November 2025 and is a member of Air Group’s Management Executive Committee. She joined Alaska Airlines, Inc. in March 1989 and has served in several roles including Senior Vice President Inflight Services and Station Operations from September 1998 to July 2003, Senior Vice President Customer Service of Horizon Air Industries, Inc. from July 2003 to March 2009, Senior Vice President People and Customer Service of Horizon Air Industries, Inc. from March 2009 to August 2011, Vice President of Inflight Services from August 2011 to January 2017, Vice President Inflight Services and Call Center Services from January 2017 to August 2017, Vice President of People from August 2017 to June 2019, and Senior Vice President of People at Alaska Airlines, Inc. from June 2019 to November 2025.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the Transportation Security Administration (TSA), and the FAA exercise significant regulatory authority over air carriers.

•DOT: A U.S. airline is required to hold a certificate of public convenience and necessity issued by the DOT in order to provide passenger and cargo air transportation in the country. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major U.S. carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in reviewing airlines' operational performance and in implementing a variety of consumer protection regulations and directives, covering subjects such as advertising, passenger communications, denied boarding compensation, tarmac delay response, ticket refunds, family seating requirements, fee disclosures for ancillary services, and accommodations for passengers with disabilities. In 2024, the DOT issued a final rule requiring disclosure of certain ancillary fees, which was stayed by the U.S. Court of Appeals for the Fifth Circuit. We continue to monitor activity related to the rule and will assess its impact. Airlines are subject to enforcement actions that are brought by the DOT for alleged violations of consumer protection and other economic regulations. We are not aware of any regulatory investigations or enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

The domestic U.S. airline industry committed to carbon neutral growth starting in 2020 for both domestic and international growth. The mechanism to comply with this commitment internationally is through the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based measure that allows for eligible emissions offsets or the use of CORSIA-eligible sustainable aviation fuel to mitigate the growth emissions. The program is regulated by the FAA who then affirms compliance to the International Civil Aviation Organization. The FAA has approved Alaska's and Horizon's monitoring, verification, and reporting plans.

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

INSURANCE

We carry insurance of types customary in the airline industry and in amounts deemed adequate to protect our interests and property and to comply both with applicable regulations and certain credit and lease agreements. The insurance policies principally provide coverage for airline hull, spares and comprehensive legal liability, war and allied perils, physical and real property, and workers’ compensation. In addition, we currently carry a cyber insurance policy in the event of security breaches from malicious parties.

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

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program and excluding operations under the Air Transportation Service Agreement (ATSA) with Amazon

Freighter Costs - operating expenses directly attributable to the operation of B737 freighter aircraft and A330-300 freighter aircraft exclusively performing cargo missions

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with revenue passengers

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

Our use of outside vendors increases our exposure to several risks. Even though we strive to formalize agreements with these vendors that define expected service levels, we may not have the ability to influence performance of all vendors. In the event that one or more vendors go into bankruptcy, ceases operation, or fails to perform as promised, for reasons such as supply chain delays, or workforce shortages, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues, or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues, or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

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

We continue to face strong competition, mainly from other U.S. carriers. In many instances, our competitors have been able to grow and increase their competitive influence by merging with other airlines, as Alaska did with Virgin America in 2016 and Hawaiian in 2024. Some competitors have also benefited from the ability to reduce their cost structures through the U.S. bankruptcy process and restructuring laws. Competitors have also improved their competitive positions by entering marketing alliances and/or joint ventures with other airlines. Certain airline joint ventures promote competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits that can be extended to consumers, achieving many of the benefits of consolidation.

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

•maintaining productive and effective employee relationships and, in particular, successfully and promptly integrating seniority lists and achieving cost-competitive collective bargaining agreements that cover the combined union-represented work groups; and

•retaining key employees of our company

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

Our strategy involves a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our stations in Seattle, Honolulu, Portland, and California.

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

Our carriers are dependent on limited suppliers for aircraft, aircraft engines, and many aircraft parts. As a result, we are vulnerable to issues associated with the supply of those aircraft, engines, and parts including design or manufacturing defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public about safety that would result in customer avoidance or actions by the FAA. Should we be unable to resolve known issues with certain aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, if effects of ongoing supply chain constraints cause our limited vendors to have performance problems, reduced or ceased operations, bankruptcies, workforce shortages, or other events causing them to be unable to fulfill their commitments to us, our operations and business could be materially adversely affected.

Should these suppliers be unable to manufacture, obtain certification for, and deliver new aircraft, we may not be able to grow our airlines' fleet at intended rates, which could impact our financial position. Boeing has significant production constraints for the B737 and B787 aircraft, as well as regulatory delays for certain B737 aircraft. These challenges have impacted and will continue to impact the timing of deliveries. If we are unable to receive aircraft in a timely manner, our growth plans could be negatively impacted. Given our size relative to its competitors, these challenges may have a disproportionate impact on us. Additionally, further consolidation among aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in production instability in the locations in which the aircraft and its parts are manufactured or an inability to operate our aircraft.

We rely on partner airlines for codeshare and loyalty program marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners,” including an expanded relationship with American Airlines and other oneworld carriers. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as codeshare flights. In addition, the agreements generally provide that members of our airlines' loyalty programs can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenue or the attractiveness of our loyalty programs, which we believe is a source of competitive advantage. Additionally, we rely on partners to provide available space for credit redemption on their aircraft. Should partners not make available enough inventory within their cabins for our members, the attractiveness of our program may be decreased.

Alaska's membership in the oneworld global alliance may limit options to bring non-oneworld carrier partners into the Atmos Rewards program. Further, maintaining an alliance with another U.S. airline may expose us to additional regulatory scrutiny. Failure to appropriately manage these partnerships and alliances could negatively impact future growth plans and our financial position.

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

FINANCIAL CONDITION

We have a significant amount of debt and fixed obligations. These obligations could lead to liquidity constraints and have a material adverse effect on our financial position. Additionally, increases in interest rates may mean that future borrowings are more costly for the Company, which could harm our future financial results.

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

Although we have historically been able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations when they become due, we cannot ensure we will be able to do so in the future. If we fail to do so, our business could be harmed. Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. If we fail to comply with any of these covenants and are unable to renegotiate the terms of the agreements, this could result in default and acceleration of our outstanding obligations or repossession of collateral by our lenders. If a default were to occur, this would have a material adverse impact on our financial position.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Significant increases in jet fuel costs or significant disruptions in the supply of jet fuel would harm our business.

Fuel costs constitute a significant portion of our total operating expenses. Future increases in the price of jet fuel may harm our business, financial condition, and results of operations unless we are able to increase fares and fees or add ancillary services to attempt to recover increasing fuel costs. The price of jet fuel can be dependent on geography, as refining margins on the West Coast can be elevated compared to other geographic locations. Due to our concentration on the West Coast, the price of jet fuel may have a disproportionate impact on our operating results compared to other carriers which may have operations that span a larger geographic area.

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

In accordance with acquisition accounting rules, we recorded goodwill and identifiable intangible assets associated with the acquisitions of Virgin America and Hawaiian on our consolidated balance sheet. Goodwill was recorded to the extent the acquisition purchase prices exceeded the net fair value of tangible and identifiable intangible assets and liabilities as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually. We could record impairment charges in our results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows, uncertain economic environment and other uncertainties. We can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially affect our financial results.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited.

At December 31, 2025, Air Group had $2 billion of gross U.S. federal net operating loss (“NOL”) carryforwards, which can be carried forward indefinitely. Air Group also had $1.7 billion of gross state NOL carryforwards which begin to expire in 2026. The Company’s ability to utilize these NOLs depends on generating sufficient taxable income in future periods. In addition, NOLs remain subject to examination and adjustment by federal and state taxing authorities. If future operating results or economic conditions are less favorable than expected, the company may be required to record additional valuation allowances against its deferred tax assets, which could be material.

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

We heavily depend on automated systems to operate our business. This includes internally hosted technologies as well as third-party software solutions, such as our airline reservation system, website, telecommunication systems, maintenance systems, airline operations control systems, flight deck/route optimization systems, planning and scheduling, mobile applications and devices, and many other systems. These systems require significant investment of employee time and cost for maintenance and upgrades. Some of these systems are operated by government authorities, which limits our ability to switch vendors if issues arise. Failure to appropriately maintain and upgrade these systems may result in service disruptions or system failures. Additionally, as part of our commitment to innovation and providing an attractive guest travel experience, we invest in new technology to ensure our critical systems are reliable, scalable, and secure.

We continue to expand our reliance on third party providers for management or hosting of operational and financial systems. Should these providers fail to meet established service requirements or provide inadequate technical support, we could experience disruptions in our operation, ticketing or financial systems. All of our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, unexpected third party IT outages, other security breaches, or telecommunications failures.

Substantial or repeated failures or disruptions to any of these critical systems could reduce the attractiveness of our services or cause our guests to do business with another airline. Disruptions, failed implementations, untimely or incomplete recovery, or a breach of these systems or the data centers/cloud infrastructure they run on could result in the loss of important data, an increase in our expenses, loss of revenue, impacts to our operational performance, or a possible temporary cessation of our operations. In July and October of 2025, Alaska Air Group experienced IT outages that affected operations. Temporary ground stops were put in place for Alaska and Horizon. Following the outages, we brought in outside technical experts to diagnose our entire IT infrastructure. Although we are taking action to ensure the resiliency of our IT infrastructure, additional technology outages may occur in the future which could disrupt operations and may affect our results of operations.

Additionally, we rely on the FAA and its systems for critical aspects of flight operations. The failure of these systems could lead to increased delays and inefficiencies in flight operations, resulting in an adverse impact to our financial condition and results of operations.

We continue to monitor emerging technologies, including artificial intelligence, that may have disruptive impacts which are out of our control. We will continue to work with regulatory agencies and other air carriers to mitigate potential impacts of these technologies on the safety and security of air travel.

Failure to appropriately comply with evolving and expanding information security rules and regulations or to safeguard our employee or guest data could result in damage to our reputation and cause us to incur substantial legal and regulatory cost.

As part of our core business, we are required to collect, process, store and share personal and financial information from our guests and employees. Under current or future privacy legislation, both domestically and internationally, we are subject to significant legal risk should we not appropriately protect that data. Our increasing presence in international locations and our membership in the oneworld alliance exposes us to additional global regulations and risks. With our operations to Europe beginning in 2026, we will be subject to the European Union's General Data Protection Regulation, which imposes strict information security requirements and the potential for substantial non-compliance penalties. The regulatory environment may pose material risks to our business, including additional compliance costs, regulatory enforcement, and legal claims or proceedings.

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
Our sensitive information is securely transmitted over public and private networks. Our systems are subject to increasing and evolving cybersecurity risks. While we have not experienced a material breach of our systems and information to date, unauthorized parties have previously gained access to our systems and information, including through fraudulent misrepresentation and other means of deception. In June 2025, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. Upon identifying this incident, we followed our response protocols and immediately took steps to safeguard our network by disconnecting impacted Hawaiian systems and applications. Access for all systems was restored. Hawaiian's flights were not interrupted and continued to operate safely throughout our response.

Although we have protocols in place to address cybersecurity incidents, unauthorized access to or misuse of the personal and financial information of our guests and employees as a result of a cyber-attack could result in substantial costs for response and remediation, adversely affect our operations and our reputation, and expose us to litigation, regulatory enforcement, or other legal action. Additionally, a cybersecurity attack impacting our onboard or other operational systems may result in an accident or incident onboard or significant operational disruptions, which could adversely affect our reputation, operation and financial position.

Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies, technical controls, and education may not be enough to prevent all unauthorized access. The continued evolution and increased usage of artificial intelligence technologies may further increase our cybersecurity risks. Further, a number of our employees have maintained remote or hybrid work arrangements, which increases our exposure to cyberattacks, and could compromise our financial or operational systems.

REGULATION

Changes in government regulation imposing additional requirements and restrictions on our operations and business model could negatively impact our revenue and operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve substantial operational impacts and compliance costs.The FAA will periodically issue directives or other regulations regarding maintenance or operation of aircraft, which could result in temporary groundings, delays, or adjustments to operations and consequently could negatively impact our financial results. Additionally, the FAA is responsible for the efficient and safe operation of air traffic. Any inefficiencies in air traffic control, including the failure to modernize the air traffic control system in a manner consistent with the growth of air travel, could adversely affect our operations. Access to airport slots can also be limited due to government regulation. Obtaining access to these slots to support our growth plans may require significant financial commitments.

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

Our operations are subject to federal, state, and international rules that require disclosures discussing the impact of environmental change. Increased governmental regulation involving aircraft emissions and environmental remediation costs may be difficult to implement and the cost of compliance, or failure to comply, could adversely impact our operations and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 1C. CYBERSECURITY

Air Group’s management and Board consider cybersecurity to be a critical component of the Company’s risk management plan. Our systems are subject to increasing and evolving cybersecurity risks. While we have not experienced a material breach of our systems and information to date, unauthorized parties have previously gained access to our systems and information, including through fraudulent misrepresentation and other means of deception. The systems of our suppliers, vendors, and other business partners are also at risk. The threat of cybersecurity incidents is included within our company’s annual Enterprise Risk Management (ERM) program that assesses the most significant risks to the enterprise.

Because of the industry in which we operate, we are subject to extensive cybersecurity regulation, including but not limited to those regulations imposed by the FAA, TSA, and DOT. Our cybersecurity risk management is designed to maintain compliance with these regulations.

The Company’s Chief Information Security Officer (CISO) is responsible for management of material risks from cybersecurity threats. The CISO has multiple years of experience working in information and network security management, and has in-depth knowledge of compliance requirements and standards set by various regulatory agencies. The CISO leads a team dedicated to the prevention, mitigation, detection, and remediation of any cybersecurity incidents. If a potential incident is identified, the CISO is notified and engages the cybersecurity incident response team (CyberSIRT), which includes individuals from multiple departments. This team is responsible for assessing the incident and declaring a cybersecurity incident, if appropriate. When an incident is declared, the CISO provides overall direction for the response and mitigation of the threat. This response may include taking action to protect our data and networks, evaluation of the potential materiality of the incident, and communicating the incident to critical parties, including senior leadership and the Board of Directors.

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

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2025:

Aircraft	Seats	Owned	Leased	Total	Average Age in Years
Mainline
B737-700 Freighters	—	3	—	3	24.9
B737-800 Freighters	—	—	2	2	18.4
A330-300 Freighters	—	—	10	10	10.4
A321-200neo	189	14	4	18	7.0
A330-200	278	12	12	24	12.5
B717-200	128	19	—	19	23.7
B737-700	124	11	—	11	25.7
B737-800	159 - 161	49	10	59	17.7
B737-900ER	178	79	—	79	9.9
B737-8	159 - 161	14	—	14	0.8
B737-9	178	66	14	80	2.8
B787-9	300	5	—	5	1.0
Total Mainline Fleet		272	52	324	10.6

Regional
E175	76	47	42	89	6.6
Total Regional Fleet		47	42	89	6.6

Total Air Group Fleet		319	94	413	9.7

Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K discusses future orders and options for additional aircraft. “Liquidity and Capital Resources” provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities. Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K provides more information regarding leased aircraft as capitalized on our consolidated balance sheets.

Aircraft leases

Our airlines lease B737-800F, B737-800, B737-9, A321-200neo, A330-200, A330-300F, and E175 aircraft types. The leases for the B737-800F expire in 2034. The leases for the B737-800 aircraft expire between 2026 and 2030. The leases for the B737-9 aircraft expire between 2031 and 2035. The leases for the A321neo aircraft expire between 2030 and 2032. The leases for the A330-200 aircraft expire between 2026 and 2034. The leases for the A330-300F expire in 2030. The leases for the E175 aircraft, which support Alaska's capacity purchase agreement with SkyWest, expire between 2030 and 2034. Our airlines have the option to extend some of the leases for additional periods.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various litigation matters incidental to our business. Other than as described in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, Management believes the ultimate outcome of these matters is not likely to materially affect our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: ALK). As of December 31, 2025, there were 2,183 holders of record of our common stock. There were no cash dividend payments during the year ended December 31, 2025. Future decisions to pay cash dividends continue to be at the discretion of our Board of Directors and will be dependent on market and economic conditions, applicable legal requirements, and other relevant factors.

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table summarizes our share repurchase activity for the fourth quarter of 2025:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2025 - October 31, 2025	203,122	$45.78	203,122
November 1, 2025 - November 30, 2025	323,845	$41.07	323,845
December 1, 2025 - December 31, 2025	152,833	$48.87	152,833
Total	679,800	$44.23	679,800	$430
(a) Purchase pursuant to the $1 billion repurchase plan authorized by the Board of Directors in December 2024.

PERFORMANCE GRAPH

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares our cumulative total stockholder return since December 31, 2020 with the S&P 500 Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2020.

Cumulative Total Return
$250
$200
$150
$100
$50
$0
Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Alaska Air Group
NYSE ARCA Airline
S&P 500

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" within this document. This overview summarizes the MD&A, which includes the following sections:

•Year in Review - highlights from 2025 outlining some of the major events that occurred during the period, as well as forward-looking statements.
•Results of Operations - an in-depth analysis of our financial and operational results for 2025.

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

Dollar amounts in the MD&A are generally rounded to the nearest million. As a result, a manual recalculation of certain figures using these rounded amounts may not agree directly to our actual figures represented in the tables below.

This section of the Form 10-K covers discussion of 2025 and 2024 pro forma results, and comparisons between those years. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Items affecting comparability

As Hawaiian Holdings, Inc. was acquired by Air Group on September 18, 2024, its financial results were not reflected in reported figures in the periods preceding the acquisition date. As a result, the reported results for 2025 and 2024 are not comparable. To assist with the discussion of 2025 and 2024 results on a comparable basis and provide more meaningful discussion, certain supplemental unaudited pro forma income statement information is provided for 2024. Pro forma historical results were included with the Form 8-K filed on January 22, 2025. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

Cybersecurity incident

As previously disclosed in a Current Report on Form 8-K filed on June 27, 2025, on June 23, 2025, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. Upon identifying this incident, we followed established response protocols and immediately took steps to safeguard our network by disconnecting impacted Hawaiian systems and applications. Access for all systems was restored. Hawaiian's flights were not interrupted and continued to operate safely throughout our response. We engaged the relevant authorities and experts to assist in our investigation and remediation efforts. Based on the results of the investigation, the incident did not have a material impact on Hawaiian's business, results of operations, or financial condition. For a discussion of our risk factors associated with cybersecurity threats, please refer to Item 1A. "Risk Factors" within this document.

YEAR IN REVIEW

Overview

We reported pretax income under GAAP of $146 million in 2025, compared to $545 million in 2024. On a pro forma basis, pretax income in 2024 was $228 million. Refer below for a more detailed discussion of the items impacting these results.

Single operating certificate

On October 29, 2025, Alaska and Hawaiian obtained a single operating certificate from the FAA, officially recognizing Alaska and Hawaiian as one airline under the Alaska certificate.

Labor update

In 2025, Alaska flight attendants, represented by the Association of Flight Attendants (AFA), ratified a new three-year Collective Bargaining Agreement (CBA). Hawaiian flight attendants, represented by AFA, ratified a three-year extension to their existing CBA. Horizon technicians, represented by the Aircraft Mechanics Fraternal Association (AMFA) ratified a four-year CBA. McGee Air Services employees, represented by the International Association of Machinists and Aerospace Workers (IAM) ratified a five-year CBA.

Horizon is negotiating with its pilots represented by the International Brotherhood of Teamsters (IBT), flight attendants represented by the Association of Flight Attendants (AFA), and dispatchers represented by the Transport Workers Union of America (TWU) for updated collective bargaining agreements. A mediator from the National Mediation Board is involved in negotiations with AFA and TWU.

With one exception discussed below, Alaska has begun negotiations for joint collective bargaining agreements (JCBAs) covering each represented Alaska and Hawaiian workgroup. The process for determining which union will represent the combined technicians and related workgroup remains ongoing and, as a result, JCBA negotiations have not begun concerning that workgroup. Alaska intends to initiate those negotiations after the representation issue has been resolved. At December 31, 2025, Transition and Process Agreements have been negotiated for certain workgroups which define the process for negotiating JCBAs and set forth interim agreements until a JCBA is reached.

Loyalty program update

In August 2025, we launched Atmos Rewards, a single loyalty program combining Alaska’s Mileage Plan and Hawaiian’s HawaiianMiles. We also launched a new premium Atmos Summit co-branded credit card. These launches drove significant new card acquisitions, consumer spend, and member redemptions. In September 2025, amendments to the Atmos Rewards co-branded credit card agreement with Bank of America became effective, resulting in changes to the separately identifiable performance obligations.

Irregular operations

In 2025, we experienced multiple operational disruptions. Technology incidents in July and October, involving both internal IT systems and an external third-party cloud services provider, resulted in temporary ground stops, flight cancellations and delays, and periods of irregular operations. These outages negatively impacted pretax earnings by approximately $50 million. In addition, a government shutdown in October led to FAA‑mandated flight reductions and associated cancellations. Although operations normalized quickly after the government reopened, the disruption negatively impacted pretax earnings by approximately $30 million.

Outlook

Looking ahead to 2026, we expect to continue to realize value from Alaska Accelerate initiatives and synergies from the Hawaiian integration, which remain on track or ahead of plan relative to our initial expectations. We expect capacity growth for the year of 2% to 3% compared to the prior year. Given the inherent uncertainty of the macroeconomic environment, we remain focused on disciplined cost management, strong productivity, and delivering on our initiatives.

RESULTS OF OPERATIONS

2025 COMPARED WITH PRO FORMA 2024

PRO FORMA OPERATING STATISTICS

Below are operating statistics presented on a pro forma basis, which assumes Hawaiian is included in both 2024 and 2025.

	Twelve Months Ended December 31,
	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro Forma	Change
Consolidated Operating Statistics:
Revenue passengers (000)	58,627	49,238	7,896	57,134	2.6%
RPMs (000,000) "traffic"	77,110	63,871	12,695	76,566	0.7%
ASMs (000,000) "capacity"	92,962	76,167	15,041	91,208	1.9%
Load factor	82.9%	83.9%	84.4%	83.9%	(1.0) pts
Yield	16.64¢	16.68¢	14.56¢	16.33¢	1.9%
PRASM	13.81¢	13.99¢	12.29¢	13.71¢	0.7%
RASM	15.32¢	15.41¢	13.58¢	15.11¢	1.4%
CASMex	11.42¢	10.80¢	11.54¢	10.91¢	4.7%
Economic fuel cost per gallon	$2.52	$2.74	$2.73	$2.74	(8.0)%
Fuel gallons (000,000)	1,146	925	198	1,123	2.0%
ASMs per gallon	81.1	82.3	76.0	81.2	(0.1)%
Departures (000)	543	461	58	519	4.6%
Average full-time equivalent employees (FTEs)	31,585	25,751	6,456	30,144	4.8%
(a) The Hawaiian column reflects results prior to the consummation of the merger, comprising the period January 1, 2024 to September 17, 2024.

PRO FORMA OPERATING REVENUE

On a pro forma basis, total operating revenue increased $460 million, or 3%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro Forma	% Change
Passenger revenue	$12,835	$10,654	$1,848	$12,502	3%
Loyalty program other revenue	855	733	84	817	5%
Cargo and other revenue	549	348	112	460	19%
Total Operating Revenue	$14,239	$11,735	$2,044	$13,779	3%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

The table below presents operating revenue details by principal geographic region (as defined by the U.S. Department of Transportation), and the percentage change of certain operational results on a pro forma basis for the twelve months ended December 31, 2025.

	Twelve Months Ended December 31, 2025	Increase (Decrease) vs. Pro Forma Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	PRASM
Domestic	$12,855	3%	—%	2%	3%	1%
Latin America	754	—%	(1)%	2%	—%	(2)%
Pacific	630	(2)%	8%	8%	(9)%	(9)%
Total Operating Revenue	$14,239	3%	1%	2%	2%	1%

Passenger revenue

On a pro forma basis, Passenger revenue increased $333 million, or 3%, as traffic increased by 1% and yield grew by 2%. Hawaiian passenger revenue improved meaningfully, driven by demand environment strength in the state of Hawai'i, as well as benefits from our integration synergies and commercial initiatives. Increased premium cabin revenues, corporate travel, and loyalty program award redemption on our airlines contributed to higher yield. Additionally, prior year results were negatively impacted by $150 million due to the B737-9 grounding in the first quarter of 2024.

Loyalty program other revenue

On a pro forma basis, Loyalty program other revenue increased $38 million, or 5%, due to higher commission revenue from bank card and third party partners, which was driven by increased consumer spend and incremental credit card acquisitions from the launch of the Atmos Rewards program and Summit Visa Infinite premium credit card.

Cargo and other revenue

On a pro forma basis, Cargo and other revenue increased $89 million, or 19%, primarily driven by increased revenue under the ATSA with Amazon following the addition of the four remaining contracted A330-300F aircraft to our cargo fleet in 2025. Increased international cargo volumes driven by the launch of our Seattle-Seoul route also contributed to the increase.

PRO FORMA OPERATING EXPENSES

On a pro forma basis, total operating expenses increased $467 million, or 3%. The changes, including the reconciliation of the impact of Hawaiian on the combined results, are summarized below. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro Forma	% Change
Aircraft fuel, including hedging gains and losses	$2,879	$2,506	$539	$3,045	(5)%
Non-fuel operating expenses, excluding special items	10,807	8,314	1,747	10,061	7%
Special items - operating	250	345	18	363	(31)%
Total Operating Expenses	$13,936	$11,165	$2,304	$13,469	3%
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

Alaska and Hawaiian previously used crude oil call options to hedge fuel expense. Alaska's fuel hedge program was suspended in 2023 and all remaining positions were settled in 2025. Hawaiian's fuel hedge program was suspended in 2025, with all remaining positions settled later in the year. No hedge positions remain open as of December 31, 2025.

We evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from counterparties for hedges that settle during the period and for the premium expense that we paid for those contracts. Management considers economic fuel costs to be the best estimate of the cash cost of fuel.

	Twelve Months Ended December 31,
	2025		2024 Pro Forma
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$2,879	$2.51	$3,031	$2.70
Losses on settled hedges	4	0.01	44	0.04
Economic fuel expense	$2,883	$2.52	$3,075	$2.74
Mark-to-market fuel hedge adjustments	(4)	(0.01)	(30)	(0.03)
Aircraft fuel, including hedging gains and losses	$2,879	$2.51	$3,045	$2.71
Fuel gallons		1,146		1,123

On a pro forma basis, aircraft fuel expense decreased by $166 million, or 5%. Raw fuel expense decreased 5% compared to pro forma 2024, primarily driven by lower per gallon costs on crude oil. Decreases were partially offset by higher fuel consumption consistent with increased capacity and higher refining margins associated with the conversion of crude oil to jet fuel.

Losses recognized for hedges that settled during the year were $4 million in 2025, compared to losses of $44 million in pro forma 2024. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items, on a pro forma basis. Generally, increases to these expenses are driven by capacity increases and growth of the Company's operations. Significant or unusual changes compared to 2024 on a pro forma basis are more fully described below.

	Twelve Months Ended December 31,
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro Forma	% Change
Wages and benefits	$4,763	$3,588	$733	$4,321	10%
Variable incentive pay	268	358	14	372	(28)%
Aircraft maintenance	912	620	224	844	8%
Aircraft rent	250	207	45	252	(1)%
Landing fees and other rentals	1,109	781	142	923	20%
Contracted services	590	444	95	539	9%
Selling expenses	407	349	90	439	(7)%
Depreciation and amortization	795	583	156	739	8%
Food and beverage service	383	287	68	355	8%
Third-party regional carrier expense	272	243	—	243	12%
Other	1,058	854	180	1,034	2%
Total non-fuel operating expenses, excluding special items	$10,807	$8,314	$1,747	$10,061	7%
(a) As provided on Form 8-K filed with the SEC on January 22, 2025, including certain immaterial reclassification and policy adjustments.

Wages and benefits

The primary components of wages and benefits, including a reconciliation of 2024 on a pro forma basis, are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2025	2024 As Reported	2024 Hawaiian Airlines(a)	2024 Pro Forma	% Change
Wages	$3,617	$2,701	$555	$3,256	11%
Payroll taxes	248	186	39	225	10%
Medical and other benefits	522	417	79	496	5%
Defined contribution plans	347	256	59	315	10%
Pension - Defined benefit plans	29	28	1	29	—%
Total Wages and benefits	$4,763	$3,588	$733	$4,321	10%
(a) The Hawaiian column reflects results prior to the consummation of the merger, comprising the period January 1, 2024 to September 17, 2024.

On a pro forma basis, wages and benefits increased $442 million, or 10%, driven by increased headcount and higher wage rates across multiple labor groups in 2025. Increases were partially offset by nonrecurring wages from irregular operations following the B737-9 grounding in the first quarter of 2024.

On a pro forma basis, medical and other benefits expense increased $26 million, or 5%, driven by an increase in the cost of medical services and higher costs associated with our pilots long-term disability plan. Defined contribution plan expense increased $32 million, or 10%, driven by higher contribution rates for pilots and flight attendants.

Variable incentive pay

On a pro forma basis, variable incentive pay expense decreased $104 million, or 28%, driven by a lower payout percentage for the Company's Performance-Based Pay program compared to the prior year, partially offset by an increased wage base and inclusion of Hawaiian employees in the plan.

Aircraft maintenance

On a pro forma basis, aircraft maintenance expense increased $68 million, or 8%, primarily driven by incremental maintenance projects and material costs on cabin refresh initiatives. Also, Horizon engine maintenance increased due to additional coverage under its power-by-the-hour engine maintenance agreement during the year.

Landing fees and other rentals

On a pro forma basis, landing fees and other rental expense increased $186 million, or 20%, primarily driven by increased terminal rents due to higher rates and growth throughout the combined network. Increased volume of departures and landed weight, as well as nonrecurring favorable settlements received from certain airports in 2024 also contributed to the year-over-year increase.

Contracted services

On a pro forma basis, contracted services expense increased $51 million, or 9%, driven by higher rates charged by vendors as well as increased departures and passengers throughout our combined network.

Selling expenses

On a pro forma basis, selling expenses decreased $32 million, or 7%, primarily driven by lower marketing costs in comparison to pro forma prior year. Increased credit card vendor rebates driven by higher consumer spend also contributed to this decrease.

Depreciation and amortization

On a pro forma basis, depreciation and amortization increased $56 million, or 8%, primarily due to the addition of 23 owned aircraft to our fleet during the year. Incremental depreciation on ground service and other equipment also contributed to the increase.

Food and beverage service

On a pro forma basis, food and beverage service expense increased $28 million, or 8%, primarily driven by a 5% increase in departures and higher costs for food, food service supplies, and transportation.

Third-party regional carrier expense

On a pro forma basis, third-party regional carrier expense, which represents payments made to SkyWest under the CPA with Alaska, increased $29 million, or 12%, driven by incremental departures and block hours operated by SkyWest.

Other expenses

On a pro forma basis, other expense increased $24 million, or 2%, driven by higher professional services and software costs. Increases were partially offset by gains of $57 million from the sale of 12 B737-900 aircraft and certain nonrecurring passenger remuneration and crew hotel costs associated with the B737-9 grounding in 2024.

Special items - operating

On a pro forma basis, special items decreased $113 million, or 31%, driven by decreased integration costs associated with the Hawaiian acquisition and nonrecurring costs in 2024 associated with Alaska flight attendant retroactive pay, the retirement of Alaska's Airbus and Horizon's Q400 aircraft, and certain litigation matters. Contractual changes to Alaska flight attendants' sick leave benefits in 2025 partially offset this decrease. Refer to Note 15 to the consolidated financial statements for details.

Additional Segment Information

Refer to Note 13 to the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's results.

Alaska Airlines

Alaska Airlines reported a pretax profit, excluding special items and other adjustments, of $526 million in 2025, compared to $744 million in 2024. The $218 million decrease was primarily driven by a $407 million increase in non-fuel operating expenses, largely attributable to higher wages and increased variable costs, net of a $136 million decrease in variable incentive pay. These impacts were partially offset by $39 million in increased revenue and $185 million in lower fuel costs due to lower per gallon costs.

Hawaiian Airlines

Hawaiian Airlines reported a pretax loss, excluding special items and other adjustments, of $189 million in 2025, compared to a pro forma loss of $359 million in 2024. The $170 million improvement was driven by $370 million in increased revenue, the result of higher traffic and yield due to the optimization of Hawaiian assets in Air Group's combined network, demand environment strength in the state of Hawai'i, as well as continued recovery following the 2023 Maui wildfires. This amount was partially offset by increased non-fuel operating expenses of $192 million driven by increased capacity and variable costs, as well as higher variable incentive pay due to the inclusion of Hawaiian employees in the Company's Performance-Based Pay program.

Regional

Regional reported a pretax loss, excluding special items and other adjustments, of $1 million in 2025, compared to a profit of $111 million in 2024. The $112 million decrease was primarily due to $154 million in increased non-fuel operating expenses associated with increased capacity and variable costs. The decrease was partially offset by $48 million in increased revenue as incremental traffic mitigated the impact of a weaker yield environment.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had cash and marketable securities of $2.1 billion, excluding restricted cash. We also had 103 unencumbered aircraft, which can be financed if necessary, and an $850 million bank line-of-credit facility with no outstanding borrowings. We expect our current cash and marketable securities balance, combined with our available sources of liquidity, to be sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

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

In 2025, cash provided by operating activities was $1.2 billion, compared to $1.5 billion in 2024. Advance ticket sales and our co-branded credit card agreements are the primary sources of our operating cash flow. Our primary use of operating cash flow is for operating expenses, including payments for employee wages and benefits, aircraft fuel, payments to suppliers for goods and services, payments to lessors and airport authorities for leased aircraft, rents, and landing fees, and interest expense for our debt obligations. In 2025, this includes more than $300 million paid to employees in recognition of their 2024 Performance-Based Pay program achievements. It also includes $98 million paid to Starlink associated with an agreement to provide in-flight connectivity on Alaska's fleet.

Investing cash flows
Capital expenditures to acquire aircraft, flight equipment, and other property and equipment is the primary use of investing cash flow. Total capital expenditures in 2025 were $1.6 billion, compared to $1.3 billion in 2024, excluding the acquisition of Hawaiian. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $1.6 billion in 2025, compared to $634 million in 2024. In 2025, property and equipment expenditures were $1.6 billion, driven by the addition of new aircraft as well as other equipment purchases. Net purchases of marketable securities were $190 million in 2025. These amounts were partially offset by other investing cash inflows of $155 million, including proceeds from the sale of 12 B737-900 aircraft. The difference compared to the prior year was due to a combination of factors. In 2024, we paid $659 million to acquire Hawaiian Airlines, net of Hawaiian's cash balances. We received $162 million in compensation from Boeing related to the B737-9 grounding. We also had $929 million in net sales of marketable securities, driven by the liquidation of Hawaiian's investment portfolio.

Financing cash flows

Cash provided by new financing arrangements is the primary source of our financing cash flow. Our primary uses of financing cash flow are payments of our debt service and finance lease obligations, as well as share repurchases. Refer to Note 5 to the consolidated financial statements for a detailed discussion of our debt balances, including a schedule outlining future payments.

Cash used in financing activities was $199 million in 2025, compared to cash provided by financing activities of $119 million in 2024. Cash used for share repurchases was $570 million, and debt payments were $519 million. These outflows were partially offset by proceeds from new financing arrangements, net of debt issuance costs, of $808 million. The difference compared to the prior year was primarily driven by additional share repurchases in 2025.

Indicators of financial condition and liquidity

The Company's liquidity target is between 15% and 25% of the trailing twelve months' revenue. This metric was elevated as of December 31, 2024 as it did not include a full year of Hawaiian revenue, but has returned to target levels as of December 31, 2025.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	December 31, 2025	December 31, 2024	Change
Cash, marketable securities, and unused lines of credit(a)	$2,973	$3,325	(11)%
Trailing twelve months' revenue	$14,239	$11,735	21%
Liquidity as a percentage of trailing twelve months' revenue	21%	28%	(7) pts

Long-term debt and finance leases, net of current portion	$4,834	$4,538	7%
Shareholders’ equity	$4,118	$4,372	(6)%
(a) Excludes restricted cash of $28 million as of December 31, 2025 and $29 million as of December 31, 2024.

Debt-to-capitalization, including leases

(in millions)	December 31, 2025	December 31, 2024	Change
Long-term debt and finance leases, net of current portion	$4,834	$4,538	7%
Capitalized operating leases	1,338	1,405	(5)%
Current portion of finance lease liabilities(a)	181	8	NM
Adjusted debt, net of current portion of long-term debt	$6,353	$5,951	7%
Shareholders' equity	4,118	4,372	(6)%
Total invested capital	$10,471	$10,323	1%

Debt-to-capitalization, including leases	61%	58%
(a) To best reflect our leverage, we included our short-term finance lease liabilities, which are recognized within 'Current portion of long-term debt and finance leases' in our condensed consolidated balance sheets.

Material cash commitments

We have various contractual obligations that require material future outlays of cash. These obligations include the purchase of aircraft and other flight equipment, payments for Alaska's CPA with SkyWest, debt service payments, lease payments for aircraft and other property and equipment, costs for aircraft and engine maintenance, sponsorship and license agreements, and other miscellaneous agreements for services associated with operating and marketing our airlines. We also anticipate we may have material cash outlays associated with new technologies for the future of the business. Currently, Alaska has agreements to purchase sustainable aviation fuel (SAF) to be delivered in the coming years. These agreements are dependent on suppliers' ability to obtain all required governmental and regulatory approvals, achieve commercial operation, and produce sufficient quantities of SAF. We expect to satisfy these obligations using cash flows from our operations, our available sources of liquidity, and future financing arrangements.

Within the notes accompanying our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, refer to Note 5 for discussion of scheduled debt obligations, Note 6 for discussion of future minimum payments for operating and finance leases, and Note 9 for discussion of aircraft-related purchase commitments and CPA obligations. We are also obligated to make periodic interest payments at fixed and variable rates, depending on the terms of our debt agreements. As of December 31, 2025, these interest obligations are expected to be $254 million in 2026, $266 million in 2027, $230 million in 2028, $211 million in 2029, $162 million in 2030, and $217 million thereafter.
As of December 31, 2025, Alaska had firm orders to purchase 174 B737 aircraft, with deliveries expected between 2026 and 2035, and firm orders to purchase 12 B787 aircraft with deliveries expected between 2026 and 2032. Alaska also had rights for 71 additional B737 aircraft through 2035. Horizon had firm orders to purchase three E175 aircraft with deliveries in 2026. Alaska also has an agreement with SkyWest Airlines to expand our long-term capacity purchase agreement by one aircraft in 2026.

Boeing has communicated that certain B737 and B787 aircraft are expected to be delivered later than the contracted delivery timing. This includes certain B737-8 aircraft contracted for delivery in 2025 and 2026 that have moved into 2026 and 2027, and certain B787 aircraft contracted for delivery in 2025 that have moved into 2026. B737-10 aircraft contracted for delivery between 2027 and 2035 may be delayed pending certification of the aircraft type. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The table below reflects Boeing's communications.

	Actual Fleet Count		Anticipated Fleet Activity
Aircraft	Dec 31, 2024	Dec 31, 2025	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027	2028 Changes	Dec 31, 2028
Mainline Fleet:
B737-700 Freighters	3	3	—	3	—	3	—	3
B737-800 Freighters	2	2	—	2	—	2	—	2
A330-300 Freighters(a)	6	10	—	10	—	10	—	10
A321-200neo	18	18	—	18	—	18	—	18
A330-200	24	24	—	24	—	24	(4)	20
B717-200	19	19	—	19	—	19	—	19
B737-700	11	11	—	11	—	11	—	11
B737-800	59	59	(1)	58	—	58	—	58
B737-900	6	—	—	—	—	—	—	—
B737-900ER	79	79	—	79	—	79	—	79
B737-8	5	14	6	20	5	25	—	25
B737-9	72	80	—	80	—	80	—	80
B737-10	—	—	—	—	25	25	25	50
B787-9	2	5	1	6	1	7	—	7
B787-10	—	—	—	—	—	—	4	4
Total Mainline Fleet	306	324	6	330	31	361	25	386
Regional Fleet:
E175 operated by Horizon	44	47	3	50	—	50	—	50
E175 operated by third party	42	42	1	43	—	43	—	43
Total Regional Fleet	86	89	4	93	—	93	—	93
Total Air Group Fleet	392	413	10	423	31	454	25	479
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

•Adjusted capital expenditures includes certain amounts that are not classified as investing cash outflows within our consolidated statements of cash flows, but are viewed by management and other stakeholders as significant long-term investments in the business. We believe these adjustments provide a more complete view of our capital expenditures during the year.

We are providing reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. Amounts in the tables below are rounded to the nearest million. As a result, a manual recalculation of certain figures using these rounded amounts may not agree directly to our actual figures presented in the tables below.

GAAP TO NON-GAAP RECONCILIATIONS (unaudited)

Adjusted Income Before Income Tax Reconciliation

	Twelve Months Ended December 31,
(in millions)	2025	2024
Income before income tax	$146	$545
Adjusted for:
Mark-to-market fuel hedge adjustment	(4)	(28)
Losses (gains) on foreign debt	1	(10)
Special items - operating	250	345
Special items - net non-operating	—	(16)
Adjusted income before income tax	$393	$836

Pretax margin	1.0%	4.6%
Adjusted pretax margin	2.8%	7.1%

Adjusted Net Income Reconciliation

	Twelve Months Ended December 31,
	2025		2024
(in millions, except per share amounts)	Dollars	Per Share	Dollars	Per Share
Net income	$100	$0.83	$395	$3.08
Adjusted for:
Mark-to-market fuel hedge adjustments	(4)	(0.03)	(28)	(0.22)
Losses (gains) on foreign debt	1	0.01	(10)	(0.08)
Special items - operating	250	2.08	345	2.69
Special items - net non-operating	—	—	(16)	(0.12)
Income tax effect(a)	(54)	(0.45)	(61)	(0.48)
Adjusted net income	$293	$2.44	$625	$4.87
(a) Includes income tax effect of the adjustments in the tables above as well as one-time effects of the One Big Beautiful Bill Act which was              signed into law in the third quarter of 2025.

CASMex Reconciliation

	Twelve Months Ended December 31,
(in millions, except unit metrics)	2025		2024
Total operating expenses	$13,936		$11,165
Less the following components:
Aircraft fuel, including hedging gains and losses	2,879		2,506
Freighter costs	192		84
Special items - operating	250		345
Total operating expenses, excluding fuel, freighter costs, and special items	$10,615		$8,230

ASMs	92,962		76,167
CASMex	11.42	¢	10.80	¢

Adjusted Capital Expenditures Reconciliation

	Twelve Months Ended December 31,
(in millions)	2025	2024
Aircraft and aircraft purchase deposits	$1,064	$817
Other flight equipment	216	171
Other property and equipment	308	293
Capital expenditures	1,588	1,281
Adjusted for:
Financed aircraft acquisition	69	68
Proceeds from sales of aircraft and other equipment	(164)	(11)
Adjusted capital expenditures	$1,493	$1,338

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial position and results of operations in this MD&A are based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our significant accounting policies.

Critical accounting estimates are defined as those that reflect significant management judgment and uncertainties and that potentially may lead to materially different results under varying assumptions and conditions. Management has identified the following critical accounting estimates and has discussed the development, selection and disclosure of these policies with our audit committee.

Atmos Rewards

Atmos Rewards awards points to members who fly on our airlines and our airline partners. We also provide other benefits, including Companion Fare™ certificates, priority boarding, bag fee waivers, and access to our brand and customer lists to major banks that offer our co-branded credit cards. To a lesser extent, points are also sold to other non-airline partners, such as hotels, and car rental agencies. Points can be redeemed for travel on our airlines or eligible airline partners, and for non-airline products such as hotels. Outstanding points held by Atmos Rewards members represent an obligation to provide future travel.
Points and the various other services we provide under Atmos Rewards represent performance obligations that are part of a multiple deliverable revenue arrangement. Accounting guidance requires that we use a relative standalone selling price model to allocate consideration received to the material performance obligations in these contracts. Our relative standalone selling price models are refreshed when contracts originate or are materially modified.

At December 31, 2025, Atmos Rewards program had approximately 480 billion points outstanding, resulting in a deferred revenue balance of $2.9 billion. For the year ended December 31, 2025, Loyalty program revenue recognized from deferred revenue and recorded in passenger revenue was $1.3 billion. Determination of our relative selling price allocations require significant management judgment, impacting revenue recognition and liabilities that we carry on our balance sheet. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.

1.The rate at which we defer sales proceeds related to services sold:

We estimate the standalone selling price for each performance obligation, including points, by considering multiple inputs and methods, including but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. We estimate the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables.

2.The number of points that will not be redeemed for travel (breakage):

We estimate how many points will be used per award by employing a relative selling price method to allocate revenue from passenger ticket sales between air transportation and earned loyalty points. The portion attributed to points is deferred initially and recognized in passenger revenue upon redemption. We determine the estimated value of points using an equivalent ticket approach, considering historical data on award redemption patterns.

Our estimates are based on the current requirements in our Atmos Rewards program and historical and future award redemption patterns.

We review significant Atmos Rewards assumptions on an annual basis, or more frequently should circumstances indicate a need, and change our assumptions if facts and circumstances indicate that a change is necessary. We regularly update our breakage estimates for the portion of Atmos Rewards points not expected to be redeemed. These estimates are based upon statistical analyses of historical data. A hypothetical 1% change in the amount of outstanding points estimated to be redeemed would result in an approximately $17 million impact on annual revenue recognized.

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

Aircraft fuel

Aircraft fuel costs constitute a significant portion of our operating expense and changes in fuel prices could materially impact the results of operations. Both the price of crude oil and the costs to refine the oil into jet fuel can affect the price we pay for aircraft fuel. A $1 per barrel change in the price of oil equates to approximately $27 million of raw fuel expense annually based on 2025 consumption levels. Said another way, a one-cent change in our fuel price per gallon would have impacted our 2025 raw fuel expense by approximately $11 million.

Interest rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations, which include variable rate instruments, as well as our short-term investment portfolio. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable rate debt held during 2025 would have correspondingly changed our net earnings and cash flows associated with these items by $13 million. Our variable rate debt represents approximately 48% and 41% of our total long-term debt as of December 31, 2025 and December 31, 2024. Approximately $651 million of our total variable rate notes payable were effectively fixed via interest rate swaps at December 31, 2025.

Our exposure to interest rate variability is further mitigated through our variable rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2025, interest income would increase by approximately $14 million.

Foreign currency

We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have certain debt denominated and paid in foreign currencies. This exposure is primarily associated with the Japanese Yen, Australian Dollar, Canadian Dollar, and Mexican Peso.

To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Japanese Yen, Australian Dollar, Canadian Dollar, and Mexican Peso would result in a change in annual pretax income or loss of approximately $35 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of Atmos Rewards model

As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company has a loyalty program (Atmos Rewards) which provides frequent flyer travel awards to program members based upon accumulated loyalty points. Subsequent to the acquisition of Hawaiian Airlines, the Company operated two distinct loyalty programs, Alaska Airlines’ Mileage Plan and Hawaiian Airlines’ HawaiianMiles. In September 2025, the Company merged all outstanding points balances and financial liabilities into Alaska's existing program, Atmos Rewards. Loyalty points are earned through travel, purchases using one of the Atmos Rewards or Hawaiian Airlines co-branded credit cards and purchases from other participating partners. The total deferred revenue liability included on the consolidated balance sheets represents the remaining transaction price that has been allocated to loyalty program performance obligations not yet satisfied. The Company utilized a complex model to account for the Atmos Rewards loyalty program, involving numerous inputs and assumptions. Deferred revenues related to the Atmos Rewards program were $2.9 billion as of December 31, 2025.

We identified the assessment of the Atmos Rewards model as a critical audit matter. This was due to the high degree of auditor judgment required to assess that sufficient audit evidence was obtained over the model as well as the key inputs and assumptions used to develop estimates of Atmos Rewards revenue and deferred revenue due to the complex design of the model. Key inputs include certain points credited and points redeemed and key assumptions include estimated breakage and the relative standalone selling prices for performance obligations in a co-branded affinity agreement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s model. This included controls related to the integrity of the model as well as the key inputs and key assumptions utilized in the model. We checked the accuracy of key calculations utilized in the Atmos Rewards model. We tested the completeness and accuracy of information technology system data used to determine the points credited and points redeemed inputs. We considered changes in the Atmos Rewards program terms, economic conditions and customer behavior for potential changes in the breakage rate or the relative selling prices for performance obligations in a co-branded affinity agreement. We evaluated fluctuations in the associated balances in relation to program changes, economic conditions, and observed industry trends and events.

In addition, we evaluated the sufficiency of audit evidence obtained over the Atmos Rewards model by assessing the results of procedures performed.

/s/ KPMG LLP
We have served as the Company's auditor since 2004.

Seattle, Washington
February 12, 2026

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions, except shares)	2025	2024
ASSETS
Cash and cash equivalents	$627	$1,201
Restricted cash	28	29
Marketable securities	1,496	1,274
Receivables - net	565	558
Inventories and supplies - net	203	199
Prepaid expenses	278	307
Other current assets	69	192
Total Current Assets	3,266	3,760
Property and equipment - net of accumulated depreciation and amortization of $4,945 and $4,548	11,857	10,781
Operating lease assets	1,268	1,296
Goodwill	2,723	2,724
Intangible assets - net of accumulated amortization of $74 and $16	815	873
Other noncurrent assets	432	334
Total Noncurrent Assets	17,095	16,008
Total Assets	$20,361	$19,768
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$324	$186
Accrued wages, vacation and payroll taxes	881	1,001
Air traffic liability	1,689	1,712
Other accrued liabilities	1,055	997
Deferred revenue	1,722	1,592
Current portion of long-term debt and finance leases	721	450
Current portion of operating lease liabilities	197	207
Total Current Liabilities	6,589	6,145
Long-term debt and finance leases, net of current portion	4,834	4,538
Operating lease liabilities, net of current portion	1,141	1,198
Deferred income taxes	1,004	934
Deferred revenue	1,711	1,664
Obligation for pension and post-retirement medical benefits	369	460
Other liabilities	595	457
Total Noncurrent Liabilities	9,654	9,251
Commitments and Contingencies (Note 9)
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2025 - 145,115,659 shares; 2024 - 141,449,174 shares, Outstanding: 2025 - 115,530,889 shares; 2024 - 123,119,199 shares	1	1
Capital in excess of par value	961	811
Treasury stock (common), at cost: 2025 - 29,584,770 shares; 2024 - 18,329,975 shares	(1,701)	(1,131)
Accumulated other comprehensive loss	(173)	(239)
Retained earnings	5,030	4,930
Total Shareholders' Equity	4,118	4,372
Total Liabilities and Shareholders' Equity	$20,361	$19,768

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2025	2024	2023
Operating Revenue
Passenger revenue	$12,835	$10,654	$9,526
Loyalty program other revenue	855	733	648
Cargo and other revenue	549	348	252
Total Operating Revenue	14,239	11,735	10,426

Operating Expenses
Wages and benefits	4,763	3,588	3,041
Variable incentive pay	268	358	200
Aircraft fuel, including hedging gains and losses	2,879	2,506	2,641
Aircraft maintenance	912	620	488
Aircraft rent	250	207	208
Landing fees and other rentals	1,109	781	680
Contracted services	590	444	389
Selling expenses	407	349	303
Depreciation and amortization	795	583	451
Food and beverage service	383	287	241
Third-party regional carrier expense	272	243	218
Other	1,058	854	729
Special items - operating	250	345	443
Total Operating Expenses	13,936	11,165	10,032
Operating Income	303	570	394

Non-operating Income (Expense)
Interest income	94	101	80
Interest expense	(272)	(171)	(121)
Interest capitalized	37	29	27
Special items - net non-operating	—	16	(18)
Other - net	(16)	—	(39)
Total Non-operating Expense	(157)	(25)	(71)
Income Before Income Tax	146	545	323
Income tax expense	46	150	88
Net Income	$100	$395	$235

Basic Earnings Per Share	$0.85	$3.13	$1.84
Diluted Earnings Per Share	$0.83	$3.08	$1.83
Weighted Average Shares Outstanding used for computation:
Basic	118.171	126.136	127.375
Diluted	119.926	128.372	128.708

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2025	2024	2023
Net Income	$100	$395	$235
Other comprehensive income (loss), net of tax
Marketable securities	21	19	46
Employee benefit plans	54	40	48
Interest rate derivative instruments	(9)	1	(5)
Total other comprehensive income, net of tax	66	60	89

Total Comprehensive Income, net of tax	$166	$455	$324

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2022	127.534	$1	$577	$(674)	$(388)	$4,300	$3,816
2023 net income	—	—	—	—	—	235	235
Other comprehensive income	—	—	—	—	89	—	89
Common stock repurchase	(3.521)	—	—	(145)	—	—	(145)
Stock-based compensation	0.017	—	60	—	—	—	60
Stock issued for employee stock purchase plan	1.855	—	59	—	—	—	59
Stock issued under stock plans	0.205	—	(1)	—	—	—	(1)
Balance at December 31, 2023	126.090	$1	$695	$(819)	$(299)	$4,535	$4,113
2024 net income	—	—	—	—	—	395	395
Other comprehensive income	—	—	—	—	60	—	60
Common stock repurchase	(5.460)	—	—	(312)	—	—	(312)
Stock-based compensation	0.013	—	52	—	—	—	52
Stock issued for employee stock purchase plan	2.219	—	66	—	—	—	66
Stock issued under stock plans	0.257	—	(2)	—	—	—	(2)
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
2025 net income	—	—	—	—	—	100	100
Other comprehensive income	—	—	—	—	66	—	66
Common stock repurchase	(11.254)	—	—	(570)	—	—	(570)
Stock-based compensation	0.014	—	69	—	—	—	69
CARES Act warrants exercised	0.810	—	—	—	—	—	—
Stock issued for employee stock purchase plan	1.973	—	73	—	—	—	73
Stock issued under stock plans	0.869	—	8	—	—	—	8
Balance at December 31, 2025	115.531	$1	$961	$(1,701)	$(173)	$5,030	$4,118

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$100	$395	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	583	451
Stock-based compensation and other	10	63	85
Non-cash special items	51	(70)	422
Changes in certain assets and liabilities:
Changes in deferred income taxes	47	135	81
Increase in accounts receivable	(4)	(128)	(19)
Increase (decrease) in air traffic liability	(23)	63	(44)
Increase in deferred revenue	177	116	106
Other - net	96	307	(267)
Net cash provided by operating activities	1,249	1,464	1,050
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft and aircraft purchase deposits	(1,063)	(817)	(1,055)
Other flight equipment	(216)	(171)	(197)
Other property and equipment	(309)	(293)	(242)
Acquisition of Hawaiian, net of cash acquired	—	(659)	—
Supplier proceeds	—	162	—
Purchases of marketable securities	(1,479)	(832)	(536)
Sales and maturities of marketable securities	1,289	1,761	1,152
Other investing activities	155	215	(86)
Net cash used in investing activities	(1,623)	(634)	(964)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	808	2,310	411
Long-term debt payments	(519)	(1,915)	(282)
Common stock repurchases	(570)	(312)	(137)
Other financing activities	82	36	(139)
Net cash provided by (used in) financing activities	(199)	119	(147)
Net increase (decrease) in cash and cash equivalents	(573)	949	(61)
Cash, cash equivalents, and restricted cash at beginning of period	1,257	308	369
Cash, cash equivalents, and restricted cash at end of period	$684	$1,257	$308

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$223	$148	$105
Income taxes, net of refunds received	3	22	15
Non-cash transactions:
Right-of-use assets acquired through operating leases	$173	$35	$178
Operating leases converted to finance leases	200	—	505
Property and equipment acquired through the issuance of debt	69	68	179

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$627	$1,201	$281
Restricted cash	28	29	—
Restricted cash included in Other noncurrent assets	29	27	27
Total cash, cash equivalents, and restricted cash at end of period	$684	$1,257	$308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The consolidated financial statements include the accounts of Alaska Air Group ("Air Group" or "the Company"), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska), Horizon Air Industries, Inc. (Horizon), and Hawaiian Holdings, Inc. (Hawaiian) (starting September 18, 2024). Purchase accounting impacts resulting from the Hawaiian acquisition are included as of September 18, 2024. The consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

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

Cash, cash equivalents, and restricted cash

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper, and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $8 million and $7 million at December 31, 2025 and 2024, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Management does not believe any unrealized losses are the result of expected credit losses based on the Company's evaluation of available evidence as of December 31, 2025.

Receivables - net

Receivables primarily consist of amounts due from credit card processors for the sale of passenger tickets, from affinity card partners and from other partners for the purchase of points under the Company's loyalty program, from Amazon for reimbursable expenses under the ATSA, and from taxing authorities for certain tax receivables. Given the nature of these receivables, reserves are immaterial to the overall balance.

Inventories and supplies - net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies - net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $86 million and $90 million at December 31, 2025 and 2024. Removals from the reserve in 2025 were immaterial. Inventory and supplies - net also includes fuel inventory of $33 million and $30 million at December 31, 2025 and 2024. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, equipment, and depreciation

(in millions)	2025	2024
Property and Equipment
Aircraft and other flight equipment	$13,647	$12,273
Other property and equipment	2,424	2,173
Deposits for future flight equipment	731	883
Less: Accumulated depreciation and amortization	(4,945)	(4,548)
Total Property and Equipment, net	$11,857	$10,781

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 717-200 aircraft	3 to 4 years(a)	10%
Boeing 737 aircraft	20 to 25 years	10%
Boeing 787-9 aircraft	25 years	10%
Airbus A321neo aircraft	18 to 20 years(a)	10%
Airbus A330 aircraft	11 to 15 years(a)	10%
Embraer E175 aircraft	20 years	10%
Buildings	30 to 40 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3 to 5 years	—%
Other furniture and equipment	3 to 10 years	—%
(a) Based on remaining useful life as of September 18, 2024, the date of the Hawaiian acquisition and when the fair value of acquired aircraft was remeasured.

Near the end of an asset's estimated useful life, management updates the salvage value estimates based on current market conditions and expected use of the asset. Repairable and rotable aircraft parts included in Aircraft and other flight equipment are depreciated over the associated fleet life.

Capitalized interest, based on the Company’s weighted-average borrowing rate, is added to the cost of the related asset, and is depreciated over the estimated useful life of the asset.

The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment in the consolidated balance sheets, was $118 million and $155 million at December 31, 2025 and 2024, respectively. Amortization expense related to computer software was $79 million, $47 million, and $25 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

In 2025, Alaska entered into an agreement with a third-party to sell its 12 B737-900 aircraft. All aircraft were sold by December 31, 2025. The Company recognized a gain of $57 million associated with these sales, which was recorded within Other operating expenses in the consolidated statements of operations.

Aircraft maintenance deposits

Certain leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. The Company establishes maintenance deposits assets on the balance sheet using estimates of the anticipated timing and cost of the specific major maintenance events, such that the accounting deposits do not exceed the amount qualified for reimbursement. As of December 31, 2025, total aircraft maintenance deposits recorded on the consolidated balance sheets was $25 million, with $15 million included in Other current assets and $10 million included in Other noncurrent assets, compared to $56 million as of December 31, 2024, with $42 million included in Other current assets and $14 million included in Other noncurrent assets.

Any portion of aircraft maintenance deposits that is not expected to be claimable in the standard course of operating the aircraft is recorded as an expense in Aircraft maintenance in the consolidated statements of operations.

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

As leased aircraft are returned, payments made reduce the outstanding lease return liability. As of December 31, 2025, the total outstanding liability was $72 million, with $5 million included in Other accrued liabilities and $67 million included in Other liabilities, compared to $74 million as of December 31, 2024, with $20 million included in Other accrued liabilities and $54 million included in Other liabilities.

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

In addition to selling tickets on its own marketed flights, Alaska has interline and codeshare agreements with partner airlines under which it sells multi-city tickets with one or more segments of the trip flown by a partner airline, or it operates a connecting flight sold by a partner airline. Each segment in a connecting flight represents a separate performance obligation. Revenue on segments sold and operated by the Company is recognized as Passenger revenue in the gross amount of the allocated ticket price when the travel occurs, while the commission paid to the partner airline is recognized as a selling expense when the related transportation is provided. Revenue on segments operated by a partner airline is deferred for the full amount of the consideration received at the time the ticket is sold and, once the segment has been flown the Company records the net amount, after compensating the partner airline, as Cargo and other revenue.

A portion of revenue from our loyalty program is recorded in Passenger revenue. As members are awarded loyalty points on flown tickets, these points become a distinct performance obligation to the Company. The Company allocates the transaction price to each performance obligation identified in a passenger ticket contract on a relative standalone selling price basis. The standalone selling price for loyalty points issued is discussed in the Loyalty points section of this Note below. The amount allocated to the loyalty points is deferred on the balance sheet. Once a member travels using a travel award redeemed with loyalty points on one of the Company's airline carriers, the revenue associated with those loyalty points is recorded as Passenger revenue.

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

Cargo and other

Cargo revenue is generated through providing freight and mail services using both freighter aircraft and the bellies of passenger aircraft. Cargo service performance obligations are met and revenue is recognized when the shipment arrives at its final destination, or is transferred to a third-party carrier for delivery.

The Company also provides cargo services under an ATSA with Amazon. The agreement has an eight-year term, expiring in 2030 with additional renewal options. Under the ATSA, the Company operates 10 A330-300F aircraft and supplies flight crews, performance maintenance and certain administrative functions, and procures aircraft insurance. In return, the Company receives a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated, and is reimbursed for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Performance obligations under the ATSA are met as services are rendered, with gross revenue and operating costs recorded on the consolidated statements of operations. Reimbursable costs, based on actual amounts incurred, are recorded in Cargo and other revenue, net of the corresponding fulfillment costs. The transaction price, updated periodically for changes to variable cost estimates, is allocated to performance obligations based on their relative standalone selling prices.

Other revenue, including lounge memberships, hotel and car commissions, travel insurance, and certain other immaterial items not intrinsically tied to providing air travel to passengers, is recognized when these services are rendered and recorded as Cargo and other revenue.

Loyalty points

The Company’s loyalty program provides travel awards to program members based upon accumulated loyalty points. Loyalty points are earned through travel, purchases using one of the Atmos Rewards or Hawaiian Airlines co-branded credit cards and purchases from other participating partners. Outstanding loyalty points have no expiry date. The Company offers redemption of loyalty points through free, discounted, or upgraded air travel on flights operated by Alaska, and its regional partners or on one of its more than 30 partners, as well as redemption for hotel stays, events, and curated experiences.

The Company uses a relative standalone selling price to allocate consideration to material performance obligations in contracts with customers that include loyalty points. As directly observable selling prices for loyalty points are not available, the Company determines the standalone selling price of loyalty points primarily using actual ticket purchase prices for similar tickets flown, adjusted for the likelihood of redemption, or breakage. In determining similar tickets flown, the Company considers current market prices, class of service, type of award, and other factors. For loyalty points accumulated through travel on partner airlines, the Company uses actual consideration received from the partners.

Revenue related to air transportation is deferred in the amount of the relative standalone selling price allocated to the loyalty points as they are issued. The Company satisfies its performance obligation when the loyalty points are redeemed and the related air transportation is delivered.

The Company estimates breakage for the portion of loyalty points not expected to be redeemed using a statistical analysis of historical data, including source of loyalty points earned, slow-moving, and low-credit accounts, among other factors. The Company recognizes breakage proportionally as loyalty points are redeemed. The Company reviews the breakage rates used on an biennial basis.

Subsequent to the acquisition of Hawaiian, Air Group operated two distinct loyalty programs. In September 2025, the Company merged all outstanding points balances and related liabilities into the Atmos Rewards program. All points were transferred at a one-to-one ratio, and no incremental liabilities or changes to balances were incurred as part of this transfer process.

The total deferred revenue liability included on the consolidated balance sheets represents the remaining transaction price that has been allocated to loyalty program performance obligations not yet satisfied by the Company. In general, current deferred revenue will be recognized as revenue within 12 months and long-term deferred revenue will be recognized as revenue over a period of approximately three to four years. This period of time represents the average time that members have historically taken to earn and redeem points.

Loyalty points are combined into one homogeneous pool and are not specifically identifiable once deposited. As such, loyalty revenue disclosed earlier in this Note comprises points that were part of the deferred revenue and liabilities balances at the beginning of the period and points that were issued during the period.

Co-branded credit card agreements and other

In addition to loyalty points, the co-branded credit card agreements (the Agreements) also provide customers with some or all of the following performance obligations: free bag waivers, Companion Fare offers to purchase an additional ticket at a discount, Global Companion awards to redeem points when booking awards for two people, other discounts and purchase credits, marketing, priority boarding, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and loyalty program member lists), which is the predominant element in the Agreements. The co-brand card bank partners are the customer for some elements, including the brand and marketing, while the members of the loyalty programs are the customer for other elements such as loyalty points, bag waivers, priority boarding, and other discounted travel.

At the inception of the Agreements, management estimated the selling price of each of the performance obligations. The objective was to determine the price at which a sale would be transacted if the product or service was sold on a stand-alone basis. The Company determined its best estimate of selling price for each element by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and number of points redeemed. The Company estimated the selling prices and volumes over the term of the Agreements in order to determine the allocation of proceeds to each of the multiple deliverables. The estimates of the standalone selling prices of each element generally do not change subsequent to the original valuation of the contract unless the contract is materially modified, but the allocation between elements may change based upon the actual and updated projected volumes of each element delivered during the term of the contract.

Consideration received from the bank partners is variable and is primarily driven by consumer spend on the cards, among other items. The Company allocates consideration to each of the performance obligations using their relative standalone selling price. Because the performance obligation related to providing use of intellectual property including the brand is satisfied over time, it is recognized in Loyalty program other revenue in the period that those elements are sold. The Company records passenger revenue related to the air transportation and certificates for discounted companion travel when the transportation is delivered.

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

Partner airline loyalty

The Company's airlines have interline and loyalty arrangements with certain airlines whereby its members may earn and redeem points on those airlines, and members of a partner airline’s loyalty program may earn and redeem loyalty program credits on flights operated by our airlines. When a member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company which is deferred until credits are redeemed. When a member redeems credits on a partner airline, the Company pays a contractually agreed upon fee to the other airline, which is netted against the revenue recognized associated with the award travel. When a member of a partner airline redeems loyalty program credits on the Company's airlines, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns loyalty program credits on our flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

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

Selling costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems booking fees, are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $53 million and $50 million as of December 31, 2025 and December 31, 2024. The Company recorded related expense on the consolidated statements of operations of $443 million, $387 million and $334 million for the twelve months ended December 31, 2025, 2024, and 2023.

Advertising expenses

The Company's advertising expenses include advertising, sponsorship, and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $101 million, $97 million, and $78 million during the years ended December 31, 2025, 2024, and 2023.

Derivative financial instruments

The Company's financial results can be significantly impacted by changes in interest rates. In an effort to manage exposure, the Company has entered into interest rate derivative instruments. These instruments qualify as cash flow hedges and are recognized at fair value on the balance sheet. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the instrument, the ineffective portion of the hedge is recognized in interest expense, if material. Cash flows related to these derivative instruments are classified as operating cash flows within the consolidated statements of cash flows.

Income taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2025, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

See Note 7 to the consolidated financial statements for more discussion of income taxes.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350), which is intended to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public entities to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction on an annual basis. The Company adopted this guidance on a prospective basis effective December 31, 2025, resulting in modifications to our income tax disclosures in Note 7 of our consolidated financial statements. The adoption did not have an impact on our financial position or results of operations.

NOTE 2. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from the Atmos Rewards program. Loyalty program other revenue includes brand and marketing revenue from the Atmos Rewards co-branded credit cards and other partners, and certain interline loyalty program revenue, net of commissions. Cargo and other revenue comprises freight and mail revenue, including services provided to Amazon under the ATSA, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The level of detail within the Company’s consolidated statements of operations and in this note depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors.

Certain prior period amounts in this note have been revised by an immaterial amount to reflect the appropriate classification of receivables.

Passenger Revenue

Passenger revenue recognized in the consolidated statements of operations:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Passenger ticket revenue, net of taxes and fees	$10,762	$8,926	$8,016
Passenger ancillary revenue	646	548	476
Loyalty program passenger revenue	1,427	1,180	1,034
Total Passenger revenue	$12,835	$10,654	$9,526

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

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Domestic	$11,631	$9,831	$8,938
Latin America	674	677	588
Pacific	530	146	—
Total Passenger revenue	$12,835	$10,654	$9,526

Loyalty Program Revenue

Loyalty Program revenue included in the consolidated statements of operations:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Loyalty program passenger revenue	$1,427	$1,180	$1,034
Loyalty program other revenue	855	733	648
Total Loyalty program revenue	$2,282	$1,913	$1,682

Cargo and Other Revenue

Cargo and other revenue included in the consolidated statements of operations:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Cargo revenue	$257	$169	$128
Other revenue	292	179	124
Total Cargo and other revenue	$549	$348	$252

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $1.2 billion in 2025 that was in air traffic liability at December 31, 2024 and $766 million in 2024 that was in air traffic liability at December 31, 2023. The amount recognized in 2024 from the prior year-end air traffic liability balance does not include Hawaiian passenger revenue as the $513 million in air traffic liability assumed from Hawaiian on September 18, 2024 was not included within the Company's balance as of December 31, 2023.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from the affinity card partners and from other partners as points are sold until the payments are collected. The Company had $154 million and $176 million of such receivables as of December 31, 2025 and December 31, 2024.

The table below presents a roll forward of the total loyalty program liability:

	Twelve Months Ended December 31,
(in millions)	2025	2024
Total Deferred Revenue balance at January 1	$3,256	$2,603
Deferred revenue acquired from Hawaiian as of September 18, 2024	—	537
Loyalty points and companion certificate redemption - Passenger revenue	(1,347)	(1,124)
Loyalty points redeemed on partner airlines - Loyalty program other revenue	(255)	(160)
Increase in liability for loyalty points issued	1,779	1,400
Total Deferred Revenue balance at December 31	$3,433	$3,256

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisitions of Hawaiian Airlines and Virgin America, and is not amortized. The total balance of goodwill is associated with the Alaska Airlines and Hawaiian Airlines reporting units and was $2.7 billion as of December 31, 2025 and December 31, 2024. The Company reviews goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that an impairment may exist. The assessment utilizes either a qualitative or quantitative approach. The qualitative approach considers factors such as Alaska Air Group market capitalization and other market trends, and unobservable inputs, including Company specific cash flow and performance information. If it is determined that it is more likely than not that the asset may be impaired, management utilizes a quantitative approach to assess the asset's fair value and the amount of impairment and a charge may be recorded. In 2025, the fair value of the Alaska Airlines and Hawaiian Airlines reporting units exceeded their carrying value.

Intangible assets

The Company has intangible assets that were recognized with the acquisitions of Hawaiian Airlines and Virgin America. Indefinite-lived intangibles are recorded at fair value upon acquisition and are not amortized, but are tested at least annually for impairment using a similar methodology to goodwill, as described above. Purchased intangible assets with finite lives are recorded at cost, net of accumulated amortization. The Company amortizes its intangible assets on a straight-line basis over an estimated useful life. The weighted average amortization period at the time of acquisition on September 18, 2024 for our customer relationship and co-brand partnership intangible assets was 18 years and 3 years, respectively.

Amortization of acquired intangible assets is as follows:

	December 31, 2025		December 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer Relationships	$285	$21	$285	$5
Co-brand Partnerships	122	53	122	11
Hawaiian Trademark	390	—	390	—
Slots	92	—	92	—
Intangible assets	$889	$74	$889	$16

Amortization expense of intangible assets was $58 million in 2025, $16 million in 2024, and $5 million in 2023. Projected amortization expense for 2026, 2027, 2028, 2029, and 2030 is $56 million, $45 million, $16 million, $16 million, and $16 million, respectively.

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

Fair value of financial instruments on a recurring basis
As of December 31, 2025, cost basis and fair value for marketable securities was $1.5 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of December 31, 2025.
Fair values of financial instruments on the consolidated balance sheet:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$371	$—	$—	$371
Equity mutual funds	8	—	—	8
Asset-backed securities	—	231	—	231
Mortgage-backed securities	—	211	—	211
Corporate notes and bonds	—	663	—	663
Municipal securities and other	—	12	—	12
Total Marketable securities	$379	$1,117	$—	$1,496

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities
U.S. government and agency securities	$292	$—	$—	$292
Equity mutual funds	7	—	—	7
Asset-backed securities	—	127	7	134
Mortgage-backed securities	—	112	—	112
Corporate notes and bonds	—	696	2	698
Municipal securities and other	—	31	—	31
Total Marketable securities	$299	$966	$9	1,274

The fair value of interest rate swaps on the balance sheet was not material as of December 31, 2025 and December 31, 2024. The amounts recognized in interest expense and in other comprehensive income were not material in 2025, 2024 and 2023.

Activity and maturities for marketable securities

Maturities for marketable securities:

December 31, 2025 (in millions)	Cost Basis	Fair Value
Due in one year or less	$354	$354
Due after one year through five years	974	979
Due after five years through ten years	152	153
Due after ten years	2	2
No maturity date	5	8
Total	$1,487	$1,496

Proceeds from sales and maturities of marketable securities were $1.3 billion, $1.8 billion, and $1.2 billion in 2025, 2024, and 2023.

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $732 million of certain variable-rate and fixed-rate debt, including Payroll Support Program (PSP) notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt:

(in millions)	December 31, 2025	December 31, 2024
Fixed-rate debt	$2,761	$2,946

Estimated fair value	$2,756	$2,844

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded in 2025.

Equity method and other investments

Air Group has made various investments in funds and companies related to innovation and sustainability in the aviation industry. We account for investments under the equity method if we are able to exercise significant influence over the investee. We record our share of our equity method investees’ financial results within the non-operating expense section of the consolidated statements of operations. Investments for which we do not have significant influence over are recorded at fair value or at cost, adjusted for any changes in price or impairments, if the fair value is not readily determinable. As of December 31, 2025 and December 31, 2024, the combined carrying value of these investments included in Other noncurrent assets in the consolidated balance sheets was $74 million and $51 million.

NOTE 5. DEBT

Debt obligations on the consolidated balance sheet:

(in millions)	2025	2024
Fixed-rate notes payable due through 2037	$115	$56
Fixed-rate PSP notes payable due through 2031	630	688
Fixed-rate EETCs payable due through 2027	715	864
Fixed-rate Japanese Yen denominated notes payable due through 2031	51	88
Variable-rate Japanese Yen denominated notes payable through 2033	149	—
Variable-rate PSP notes payable due through 2030	62	—
Variable-rate notes payable due through 2037	1,639	1,283
Loyalty financing, variable-rate term loan facility due through 2031	743	750
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs and other	(45)	(46)
Total debt	5,309	4,933
Less current portion	540	442
Long-term debt, less current portion	$4,769	$4,491

Weighted-average fixed-interest rate	3.9%	3.9%
Weighted-average variable-interest rate	5.2%	6.3%

Approximately $651 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at December 31, 2025, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.6%.

In 2025, the Company incurred debt of $885 million from multiple lenders and sources including $816 million secured by aircraft, and $69 million incurred as part of an agreement to finance certain E175 deliveries. Debt from this agreement is reflected as a non-cash transaction within the supplemental disclosures in the consolidated statements of cash flows. In 2025, the Company made scheduled debt payments of $452 million and prepayments of $67 million.

In 2025, interest rates on certain PSP debt were adjusted from a fixed-rate to a variable-rate, in accordance with the terms of the loan agreement. Additionally, the Company, through a wholly-owned subsidiary, amended its variable rate term loan facility, secured by assets associated with the Atmos Rewards program. The amendment provides for a repricing of the loan under the facility.

Subsequent to year-end, the Company incurred additional fixed-rate debt of $111 million due through 2038 and issued prepayment notices to prepay $102 million of variable rate debt.

Debt maturity

At December 31, 2025, long-term debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total(a)
2026	$554
2027	766
2028	330
2029	878
2030	268
Thereafter	2,580
Total principal payments	$5,376
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska has a revolving credit facility for $850 million, expiring in September 2029, which is secured by a combination of Alaska and Hawaiian aircraft, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of December 31, 2025, the Company had no outstanding borrowing under this facility.

Alaska has a second credit facility for $106 million, expiring in June 2027, which is secured by aircraft. Alaska has secured letters of credit against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of December 31, 2025.

NOTE 6. LEASES

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

Aircraft and engines

At December 31, 2025, the Company had leases for 10 B737-800 aircraft, 2 B737-800 freighter aircraft, 14 B737-9 aircraft, 12 A330-200 aircraft, and 4 A321-200neo aircraft. Of these leases, 4 A330-200 aircraft and 2 A321neo aircraft are accounted for as finance leases, while the remaining are accounted for as operating leases. The Company also leases 10 A330-300 freighter aircraft under the ATSA, but because it does not have the right to control the use of the aircraft, the aircraft are not accounted for as a lease in the consolidated financial statements. Remaining lease terms for aircraft range from 1 to 10 years. Some leases have options to extend, subject to negotiation at the end of the term. As extension is not certain, and rates are highly likely to be renegotiated, the extended term is only capitalized when it is reasonably determinable. While aircraft rent is primarily fixed, certain leases contain rental adjustments throughout the lease term which would be recognized as variable expense as incurred.

Capacity purchase agreements with aircraft (CPA aircraft)

At December 31, 2025, Alaska had a CPA with SkyWest covering 42 E175 aircraft. Under this agreement, Alaska pays the carrier an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Alaska's CPA with Horizon, a wholly owned subsidiary, does not involve any leased aircraft.

The CPA aircraft have remaining lease terms ranging from 4 years to 9 years. Financial arrangements of the CPA include a fixed component, representing the costs to operate each aircraft which is capitalized. The CPA also includes variable rent based on actual levels of flying, which is expensed as incurred.

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

Corporate real estate and other leases

Leased corporate real estate is primarily for office space in hub cities, training centers, land leases, and reservation centers. For this asset class, the Company has elected to combine lease and non-lease components under the standard. Other leased assets are comprised of other ancillary contracts and items including Starlink satellite Wi-Fi equipment, leased data center space and ground equipment.

Lease position

Lease-related assets and liabilities recorded on the consolidated balance sheets was as follows:

(in millions)	Balance Sheet Presentation	2025	2024
Assets
Operating lease assets	Operating lease assets	$1,268	$1,296
Finance lease assets	Property and equipment, net	227	53
Total lease assets		$1,495	$1,349

Liabilities
Current
Operating	Current portion of operating lease liabilities	$197	$207
Finance	Current portion of long-term debt and finance leases	181	8
Noncurrent
Operating	Operating lease liabilities, net of current portion	1,141	1,198
Finance	Long-term debt and finance leases, net of current portion	65	47
Total lease liabilities		$1,584	$1,460

Weighted-average remaining lease term (in years)
Operating leases		9.1	8.9
Finance leases		2.6	6.5
Weighted-average discount rate
Operating leases		6.7%	6.4%
Finance leases		6.2%	6.3%

Components of lease expense

The components of lease expense for operating and finance leases were as follows:

(in millions)	Income Statement Presentation	2025	2024	2023
Expense
Operating lease cost	Aircraft rent, Landing fees and other rentals	$279	$217	$218
Amortization of finance lease assets	Depreciation and amortization	24	2	—
Interest on finance lease liabilities	Interest expense	5	1	—
Variable and short-term lease costs	Aircraft rent, Landing fees and other rentals	768	557	472
Total lease expense		1,076	777	690
Revenue
Lease revenue	Cargo and other revenue	(15)	(15)	(15)
Net lease impact		$1,061	$762	$675

Supplemental cash flow information

The table below presents supplemental cash flow information related to leases. Operating cash flows associated with finance leases were not material for the three years ended December 31, 2025, 2024, and 2023.

(in millions)	2025	2024	2023
Operating cash flows for operating leases	$273	$241	$348
Financing cash flows for finance leases	9	31	211

Maturities of lease liabilities

Future minimum lease payments under non-cancellable leases as of December 31, 2025:

	Operating Leases		Finance Leases
(in millions)	Aircraft(a)	Other	Aircraft	Other
2026	$244	$35	$193	$—
2027	233	29	16	—
2028	213	27	16	—
2029	194	24	16	—
2030	159	24	10	—
Thereafter	305	394	14	7
Total Lease Payments(a)	1,348	533	265	7
Less: Imputed interest	(237)	(286)	(22)	(4)
Total	$1,111	$247	$243	$3
(a) Future minimum lease payments in the table reflect incentive credits related to leased B737-9 aircraft. As a result, the operating lease liabilities presented on the consolidated balance sheet will not agree to this table.

As of December 31, 2025, we have entered into but not yet commenced leases for Starlink satellite Wi-Fi equipment and for regional aircraft under CPAs. These leases will commence between 2026 and 2027, with lease terms ranging from 2030 to 2038. The liabilities expected with these leases are expected to be approximately $342 million.

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

Deferred tax assets and (liabilities) comprise the following:

(in millions)	2025	2024
Loyalty program	$611	$577
Employee benefits	208	240
Net operating losses	501	320
Operating lease liabilities	327	345
Leasehold maintenance	16	31
Other - assets	173	217
Deferred tax assets	1,836	1,730
Excess of book basis over tax basis on fixed assets	(2,209)	(2,017)
Intangibles - net	(190)	(208)
Operating lease assets	(306)	(320)
Other - liabilities	(89)	(79)
Deferred tax liabilities	(2,794)	(2,624)
Valuation allowance	(46)	(40)
Net deferred tax liabilities	$(1,004)	$(934)

The Company has gross state and local NOLs of approximately $1.7 billion, which will be carried forward. Certain state NOLs expire beginning in 2026 through 2045. The Company also has federal NOLs of approximately $2 billion, which will be carried forward and have an indefinite life.

Valuation allowances are provided to reduce deferred tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the federal capital loss carryforward, and state NOL carryforward will not be realized and, therefore has recorded a valuation allowance of $46 million as of December 31, 2025. The Company has likewise concluded it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and no valuation allowance has been recorded. The Company assesses valuation allowances each reporting period.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law. Provisions applicable to the Company beginning in 2025 include the permanent allowance of full bonus depreciation, immediate expensing of domestic research and experimental costs, and changes to the calculation of adjusted taxable income under Section 163(j). In accordance with ASC 740, the Company recorded the effects of OBBBA in the year of enactment, resulting in an increase to the Company's net deferred tax liabilities and a decrease in income tax payable for the year ended December 31, 2025. Future provisions that have potential impact to the Company include limitations on the deductibility of executive compensation, and modifications to certain international tax rules.

Components of income tax expense (benefit)

The components of income tax expense (benefit) are as follows:

(in millions)	2025	2024	2023
Current income tax (benefit) expense:
Federal	$2	$8	$(3)
State	(5)	13	(4)
Foreign	1	—	—
Total current income tax (benefit) expense	$(2)	$21	$(7)

Deferred income tax expense:
Federal	$49	$120	$82
State	(1)	9	13
Foreign	—	—	—
Total deferred income tax expense	48	129	95
Income tax expense	$46	$150	$88

Income tax rate reconciliation

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table reconciles income tax expense calculated at the U.S. federal statutory rate of 21% to the Company's effective tax rate:

	2025
(in millions)	Rate	Tax
US federal statutory tax rate	21.00%	$31
State and local income taxes, net of federal income tax effect(1)	(3.28)%	(5)
Foreign tax effects	0.78%	1
Tax credits
R&D credits	(4.37)%	(6)
Changes in valuation allowances	2.67%	4
Nontaxable or nondeductible items
Meals and entertainment	2.60%	4
Parking fees	2.88%	4
Stock based compensation	6.30%	9
Other nondeductible items	1.04%	2
Changes in unrecognized tax benefits	(1.95)%	(3)
Other reconciling items
2024 stub return true-up	1.89%	3
Other - other reconciling items	1.84%	2
Effective income tax rate	31.40%	$46
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category are Alaska, California, Hawai'i, Portland/Multnomah County, New York, and Oregon.
The following table reconciles income tax expense calculated at the U.S. federal statutory rate of 21% to the Company's effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09.

(in millions)	2024	2023
Income before income tax	$545	$323

Expected tax expense	114	68
Nondeductible expenses	24	14
State income tax expense	24	17
State income sourcing	(5)	(5)
Valuation allowance	1	(1)
Tax credits	(7)	(3)
Uncertain tax positions	5	(5)
Other - net	(6)	3
Actual tax expense	$150	$88

Effective tax rate(a)	27.50%	27.10%
(a) Figures in the table above are rounded to the nearest million. As a result, a manual recalculation of the effective tax rate using these rounded figures may not agree directly to the Company's actual effective tax rate shown in the table.

Income Taxes Paid

The amounts of cash taxes paid by the Company are as follows:

(in millions)	2025	2024	2023
Federal	$(5)	$17	$—
State	7	5	15
Foreign	1	—	—
Current income taxes paid (refunded)	$3	$22	$15

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

(in millions)	2025	2024	2023
States
California	$7	$2	(a)
Hawai'i	(1)	2	(a)
Oregon	(a)	(a)	14
Foreign
Guatemala	$1	(a)	(a)
(a) The amount of income taxes paid during the years ended December 31, 2025, 2024, and 2023 does not meet the 5% disaggregation threshold.

Uncertain tax positions

The Company has identified its federal tax return and its state tax returns in Alaska, California, and Oregon as “major” tax jurisdictions. A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2022 to 2024
Alaska	2022 to 2024
California	2010 to 2024
Oregon	2015 to 2024

Certain tax years are subject to examination to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits, exclusive of related interest and penalties, during 2025, 2024 and 2023 are as follows:

(in millions)	2025	2024	2023
Balance at January 1	$36	$25	$21
Additions related to prior years	—	1	—
Additions related to current year activity	2	5	9
Releases due to settlements	(1)	—	(3)
Additions from acquisition	—	5	—
Releases due to lapse of statute of limitations	(4)	—	(2)
Balance at December 31	$33	$36	$25

As of December 31, 2025, the Company had $33 million of accrued tax contingencies, of which $27 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2025, 2024 and 2023, the Company has accrued interest and penalties, net of federal income tax benefit, of $4 million, $4 million, and $2 million, respectively. These uncertain tax positions could change because of the Company's ongoing audits, settlement of issues, new audits, and status of other taxpayer court cases. The Company cannot predict the timing of these actions.

NOTE 8. EMPLOYEE BENEFIT PLANS

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

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other post-retirement plan as an asset or liability in the consolidated financial statements and requires recognition of the funded status in Accumulated other comprehensive loss (AOCL).

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

Weighted average assumptions used to determine benefit obligations

The rates below vary by plan and related work group.

	2025	2024
Discount rates	5.36% to 5.58%	5.62% to 5.71%
Rate of compensation increases	2.00%	2.01% to 2.34%

Weighted average assumptions used to determine net periodic benefit cost

The rates below vary by plan and related work group.

	2025	2024	2023
Discount rates	5.62% to 5.71%	5.14% to 5.21%	5.41% to 5.42%
Expected return on plan assets	5.00% to 7.20%	5.00% to 7.10%	5.00% to 6.50%
Rate of compensation increases	2.01% to 2.34%	2.01% to 2.34%	2.01% to 2.35%

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

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. As of December 31, 2025, Alaska and Hawaiian plans are all now managed by a single investment manager. The Alaska and Hawaiian plans each have different investment strategies and asset allocations.

The target and actual asset allocation of the funds in Alaska's qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan			All Other Plans
	Target	2025	2024	Target	2025	2024
Asset category:
Domestic equity securities	0%	—%	—%	6%-35%	27%	34%
Non-U.S. equity securities	0%	—%	—%	0%-18%	12%	13%
Fixed income securities	100%	100%	100%	47%-85%	58%	50%
Real estate	0%	—%	—%	0%-10%	3%	3%
Plan assets		100%	100%		100%	100%

The target and actual asset allocation of the funds in Hawaiian's qualified defined-benefit plan, by asset category, are as follows:

	Target	2025	2024
Asset category:
Equity securities	50%-60%	56%	52%
Fixed income securities	40%-50%	44%	44%
Real estate	—%	—%	4%
Plan assets		100%	100%

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

Plan assets invested in common commingled trust funds are fair valued using the net asset values of these funds, as allowed using the practical expedient method outlined in the accounting standards. Fair value estimates for real estate are calculated using the present value of expected future cash flows based on independent appraisals, local market conditions and current and projected operating performance.

Plan assets by fund category:

(in millions)	2025	2024	Fair Value Hierarchy
Fund type:
Equity securities	$884	$944	2
Credit bond index fund	1,541	1,293	2
Plan assets in common commingled trusts	$2,425	$2,237
Real estate	52	64	(a)
Cash equivalents	14	6	1
Total plan assets	$2,491	$2,307
(a) In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans:

(in millions)	2025	2024
Projected benefit obligation (PBO)
Beginning of year	$2,462	$2,183
Acquisition impact	—	333
Service cost	28	28
Interest cost	129	113
Actuarial (gain)/loss	46	(86)
Benefits paid	(141)	(109)
End of year	$2,524	$2,462

Plan assets at fair value
Beginning of year	$2,307	$2,023
Acquisition impact	—	290
Actual return on plan assets	272	72
Employer contributions	53	31
Benefits paid	(141)	(109)
End of year	$2,491	$2,307
Unfunded status	$(33)	$(155)

Percent funded	99%	94%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.5 billion and $2.4 billion at December 31, 2025 and 2024. Plan assets increased primarily due to positive market returns on the portfolio.

The amounts recognized in the consolidated balance sheets:

(in millions)	2025	2024
Accrued benefit liability-long term (within Obligation for pension and post-retirement medical benefits)	$(116)	$(235)
Plan assets-long term (within Other noncurrent assets)	83	80
Total liability recognized	$(33)	$(155)

The amounts not yet reflected in net periodic benefit cost and included in AOCL:

(in millions)	2025	2024
Prior service cost (credit)	$6	$7
Net loss	238	323
Amount recognized in AOCL (pretax)	$244	$330

Defined benefit plans with projected benefit obligations and accumulated benefit obligations exceeding fair value of plan assets are as follows:

(in millions)	2025	2024
Projected benefit obligation	$1,754	$1,716
Accumulated benefit obligation	1,705	1,654
Fair value of plan assets	1,638	1,480

Net pension expense for the qualified defined-benefit plans included the following components:

(in millions)	2025	2024	2023
Service cost	$28	$28	$29
Interest cost	129	113	108
Expected return on assets	(147)	(134)	(114)
Recognized actuarial loss	12	19	23
Net pension expense	$22	$26	$46

The Company expects to have approximately $71 million in estimated required contributions for its plans in 2026.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans:

(in millions)	Total
2026	$172
2027	187
2028	195
2029	196
2030	202
2031-2035	1,022

Other qualified plans

Hawaiian also sponsors four defined-benefit postretirement medical and life insurance plans and a separate plan to administer its pilots' disability benefits. Net benefit cost was $17 million in 2025 and was not material in 2024. Plan assets are invested in a common collective trust fund, consisting of a balanced profile fund and a conservative profile fund that primarily invest in mutual funds and exchange-traded funds. Asset allocation targets follow Hawaiian's pension plan as outlined above.

At December 31, 2025 and 2024, the combined fair value of plan assets was $51 million and $48 million, respectively. Fair value was estimated using the net asset value per share and is not required to be presented in the fair value hierarchy. The combined PBO was $177 million in 2025 and $159 million in 2024, resulting in net liabilities of $126 million and $111 million, respectively, which are presented as noncurrent liabilities in the consolidated balance sheets. Discount rates used to determine benefit obligations ranged from 5.40% to 5.58% in 2025, and from 5.61% to 5.70% in 2024. Future benefits expected to be paid over the next five years are $11 million, $11 million, $11 million, $12 million, and $13 million, and $76 million for the years 2031 through 2035.

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

Nonqualified post-retirement medical benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $112 million and $93 million at December 31, 2025 and 2024. The net periodic benefit cost was not material in 2025 or 2024.

Defined-contribution plans

The twelve defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $348 million, $256 million and $203 million in 2025, 2024, and 2023.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2025 and 2024.

Alaska pilot long-term disability benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2025 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs. The total liability was $94 million and $86 million, which was recorded net of a prefunded trust account of $16 million and $13 million, and included in long-term other liabilities in the consolidated balance sheets as of December 31, 2025 and December 31, 2024.

Employee incentive-pay plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation and Leadership Development Committee of the Board of Directors. The aggregate expense under these plans in 2025, 2024 and 2023 was $268 million, $358 million and $200 million. The incentive plans are summarized below.

•Performance-Based Pay (PBP) is a program that rewards the majority of Alaska, Hawaiian, and Horizon employees. The program is based on various metrics that adjust periodically, including those related to Air Group profitability, safety, acquisition synergies, and guest experience. The program also includes the potential for additional payout if Air Group profitability finishes among the highest in the industry.

•The Operational Performance Rewards Program (OPR) entitles the majority of Alaska, Hawaiian, and Horizon employees to quarterly payouts of up to $450 per person if certain operational and safety objectives are met.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Aircraft commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft orders. Option deliveries are excluded until exercise.

In 2025, Alaska executed an amendment to its purchase agreement with Boeing to purchase 53 incremental B737-10 aircraft scheduled for delivery between 2032 and 2035, and exercised 52 B737-10 option aircraft scheduled for delivery between 2028 and 2032. Alaska also added 35 incremental B737-10 option aircraft to its purchase agreement. Additionally, Alaska entered into a supplemental agreement with Boeing to exercise five (5) B787 option aircraft scheduled for delivery between 2031 and 2032.

Boeing has communicated that certain B737 and B787 aircraft are expected to be delivered later than the contracted delivery timing. This includes certain B737-8 aircraft contracted for delivery in 2025 and 2026 that have moved into 2026 and 2027, and certain B787 aircraft contracted for delivery in 2025 that have moved into 2026. B737-10 aircraft contracted for delivery between 2027 and 2035 may be delayed pending certification of the aircraft type. Management expects that other Boeing aircraft deliveries could be delayed beyond the contractual delivery. The table below reflects Boeing's communications.

Details for contractual aircraft delivery commitments:

	Firm Orders	Options and Other Rights
Aircraft Type	2026-2035	2028-2035
B737	174	71
B787	12	—
E175	3	—
Total	189	71

Capacity purchase agreement commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft and capacity purchase agreement commitments:

(in millions)	Aircraft	Capacity Purchase Agreements
2026	$890	$207
2027	1,570	213
2028	1,687	219
2029	1,179	224
2030	1,043	150
Thereafter	4,253	133
Total	$10,622	$1,146

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. The Company appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect the Company’s total liability in the matter. In 2025, Alaska was ordered to pay Virgin Group $32 million, representing past due royalties through September 2022, when Alaska commenced its separate claim against Virgin Group. Alaska holds an accrual for $36 million in Other accrued liabilities in the consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through December 31, 2025, and management's current estimate of the amount due to the Virgin Group.

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

NOTE 10. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 11.3 million shares for $570 million in 2025. Under the previous share repurchase program which was completed in 2024, the Company repurchased 5.5 million shares for $312 million in 2024.

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
In 2025, 1,660,705 of the warrants were exercised, with an exercise price of $31.61 for 1,355,206 warrants and $52.25 for 305,499 warrants, in a net share settlement for 809,768 shares of ALK common stock, with 221,812 warrants remaining outstanding at an exercise price of $66.39 as of December 31, 2025.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the twelve months ended December 31, 2025, 2024, and 2023:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2022	$(104)	$(421)	$15	$122	$(388)
Change in value	45	44	(7)	(18)	64
Reclassifications into earnings	13	19	—	(7)	25
Balance at December 31, 2023	$(46)	$(358)	$8	$97	$(299)
Change in value	18	36	1	(13)	42
Reclassifications into earnings	7	17	—	(6)	18
Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	24	60	(12)	(18)	54
Reclassifications into earnings	5	11	—	(4)	12
Balance at December 31, 2025	$8	$(234)	$(3)	$56	$(173)

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The table below summarizes the components of total stock-based compensation:

(in millions)	2025	2024	2023
Stock options	$—	$1	$2
Stock awards	42	31	39
Deferred stock awards	2	1	1
Employee stock purchase plan	25	19	18
Stock-based compensation	$69	$52	$60

Tax benefit related to stock-based compensation	$17	$13	$14

The Company will recognize $42 million of stock-based compensation for non-vested awards over a weighted-average period of 1.5 years. Unrecognized expense for non-vested stock options was immaterial as of December 31, 2025.

The Company is authorized to issue 31 million shares of common stock under these plans, of which 11 million shares remain available for future grants of either options or stock awards as of December 31, 2025.

Stock options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years. No stock options were granted in 2025 or 2024.

The fair value of each option grant in 2023 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to estimate the fair value of options granted included an expected volatility of 46%, an expected term of 6 years, a risk-free interest rate of 3.64%, and no expected dividend yield. The weighted-average grant date fair value per share was $16.77 and the estimated fair value of options granted was $1 million.

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2024	1,101,574	$62.03	4.1	$5
Exercised	(369,617)	62.87
Canceled	(34,362)	80.76
Forfeited or expired	(435)	55.74
Outstanding, December 31, 2025	697,160	$60.66	4.0	$1

Exercisable, December 31, 2025	656,873	$61.02	3.9	$1
Vested or expected to vest, December 31, 2025	697,160	$60.66	4.0	$1

(in millions)	2025	2024	2023
Intrinsic value of option exercises	$4	$1	$—
Fair value of options vested	$2	$3	$4

Cash received from stock option exercises was $23 million for the year ended December 31, 2025, and was not material in 2024 or 2023.

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2024	1,365,702	$43.80	1.6	$90
Granted	943,946	64.19
Vested	(800,544)	52.26
Forfeited	(98,837)	52.85
Non-vested, December 31, 2025	1,410,267	$50.65	1.4	$71

Deferred stock awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee stock purchase plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 2.0 million, 2.2 million, and 1.9 million shares in 2025, 2024, and 2023 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

In 2025, Air Group operated three airlines, Alaska Airlines, Horizon Air, and, through October 29, 2025, Hawaiian Airlines. On that date, Alaska Airlines' and Hawaiian Airlines' operations were combined under Alaska's FAA operating certificate. Alaska has CPAs for regional capacity with Horizon and SkyWest.

Air Group's Chief Operating Decision Maker (CODM) is its President and CEO. Air Group's network and schedules are centrally managed for all its operating airlines and CPA flying. Managing the business in an integrated manner enables the Company to leverage its comprehensive network, route scheduling system, and fleet as a single business. The CODM makes resource allocation decisions to deliver optimized consolidated financial results, regardless of the profitability of an individual segment. As of December 31, 2025, the CODM reviewed financial information for three reportable operating segments which are described below.
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

The below tables present segment revenue and expenses for Air Group's reportable segments as of December 31, 2025. Air Group's measure of segment profit or loss is pretax profit, which is used by the CODM to evaluate financial results. Reconciliations of the revenue and pretax profit of all reportable segments to Air Group's consolidated revenue and income before income tax are provided through the column titled 'Consolidated & Other.' This column includes activity from operating segments below the quantitative thresholds, special items and other adjustments not assigned to any operating segment, and other immaterial business units, including Air Group parent company activity, Horizon Air operations, McGee Air Services, consolidating entries, and intercompany eliminations. Certain immaterial reclassifications have been made within segment operating expenses between the Alaska Airlines and Regional segments for the years ended December 31, 2024 and 2023. These reclassifications had no impact to consolidated results.

In 2026, the company’s segments disclosure will change to reflect a single reportable segment for Passenger Air Transportation, which includes revenue and expenses associated with the transportation of passengers on Boeing, Airbus, and E175 aircraft. This change is the result of changes in the business, organizational structure, and financial reports that will be provided on a regular basis to the CODM. In the second half of 2025, several integration milestones were completed which resulted in the combination of a significant portion of Alaska and Hawaiian teams, technology, and processes. Additionally, changes were made in the company’s leadership structure to support the integration of the businesses.

	Year Ended December 31, 2025
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Consolidating & Other(a)	Consolidated
Operating Revenue
Passenger revenue	$8,132	$2,918	$1,785	$—	$12,835
Loyalty program other revenue	653	134	68	—	855
Cargo and other revenue	305	231	—	13	549
Total Operating Revenue	9,090	3,283	1,853	13	14,239

Operating Expenses
Wages and benefits	3,079	1,110	—	574	4,763
Variable incentive pay	182	62	—	24	268
Aircraft fuel	1,777	723	383	(4)	2,879
Aircraft maintenance	504	321	—	87	912
Aircraft rent	83	59	—	108	250
Landing fees and other rentals	661	244	—	204	1,109
Contracted services	572	143	—	(125)	590
Selling expenses	254	118	—	35	407
Depreciation and amortization	501	232	—	62	795
Food and beverage service	244	108	—	31	383
Other(b)	692	243	—	123	1,058
Regional carrier expenses	—	—	1,471	(1,199)	272
Special items - operating(c)	—	—	—	250	250
Total Operating Expenses	8,549	3,363	1,854	170	13,936

Non-operating Income (Expense)
Interest income	176	10	—	(92)	94
Interest expense	(209)	(122)	—	59	(272)
Other(b)	18	3	—	—	21
Total Non-operating Expense	(15)	(109)	—	(33)	(157)

Pretax Income (Loss)	$526	$(189)	$(1)	$(190)	$146

	Year Ended December 31, 2024
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional	Consolidating & Other(a)	Consolidated
Operating Revenue
Passenger revenue	$8,151	$757	$1,746	$—	$10,654
Loyalty program other revenue	621	53	59	—	733
Cargo and other revenue	279	59	—	10	348
Total Operating Revenue	9,051	869	1,805	10	11,735

Operating Expenses
Wages and benefits	2,781	299	—	508	3,588
Variable incentive pay	318	4	—	36	358
Aircraft fuel	1,962	195	377	(28)	2,506
Aircraft maintenance	475	82	—	63	620
Aircraft rent	81	18	—	108	207
Landing fees and other rentals	555	61	—	165	781
Contracted services	511	39	—	(106)	444
Selling expenses	271	40	—	38	349
Depreciation and amortization	462	64	—	57	583
Food and beverage service	231	28	—	28	287
Other(b)	680	66	—	108	854
Regional carrier expenses	—	—	1,317	(1,074)	243
Special items - operating(c)	—	—	—	345	345
Total Operating Expenses	8,327	896	1,694	248	11,165

Non-operating Income (Expense)
Interest income	113	7	—	(19)	101
Interest expense	(112)	(37)	—	(22)	(171)
Other(b)	19	(1)	—	11	29
Special items - net non-operating(c)	—	—	—	16	16
Total Non-operating Income (Expense)	20	(31)	—	(14)	(25)

Pretax Income (Loss)	$744	$(58)	$111	$(252)	$545

	Year Ended December 31, 2023
(in millions)	Alaska Airlines	Hawaiian Airlines	Regional		Consolidating & Other(a)	Consolidated
Operating Revenue
Passenger revenue	$8,010	$—	$1,516		$—	$9,526
Loyalty program other revenue	599	—	49		—	648
Cargo and other revenue	244	—	—		8	252
Total Operating Revenue	8,853	—	1,565	—	8	10,426

Operating Expenses
Wages and benefits	2,562	—	—		479	3,041
Variable incentive pay	175	—	—		25	200
Aircraft fuel	2,264	—	379		(2)	2,641
Aircraft maintenance	440	—	—		48	488
Aircraft rent	100	—	—		108	208
Landing fees and other rentals	539	—	—		141	680
Contracted services	492	—	—		(103)	389
Selling expenses	268	—	—		35	303
Depreciation and amortization	402	—	—		49	451
Food and beverage service	218	—	—		23	241
Other(b)	625	—	—		104	729
Regional carrier expenses	—	—	1,141		(923)	218
Special items - operating(c)	—	—	—		443	443
Total Operating Expenses	8,085	—	1,520		427	10,032

Non-operating Income (Expense)
Interest income	95	—	—		(15)	80
Interest expense	(96)	—	—		(25)	(121)
Other(b)	(14)	—	—		2	(12)
Special items - net non-operating(c)	—	—	—		(18)	(18)
Total Non-operating Expense	(15)	—	—		(56)	(71)

Pretax Income (Loss)	$753	$—	$45		$(475)	$323
(a) Revenue and profit or loss from segments below the quantitative thresholds as well as other immaterial business units, including Air Group parent company activity, Horizon Air operations, McGee Air Services, consolidating entries and intercompany eliminations.
(b) Includes miscellaneous personnel, software, and services costs, as well as other non-operating activity.
(c) Special items are excluded from the internal reporting provided to the CODM.

(in millions)	2025	2024	2023
Capital expenditures:
Alaska Airlines	$1,098	$1,226	$1,473
Hawaiian Airlines	474	33	—
Other(a)	85	90	200
Consolidated	$1,657	$1,349	$1,673

Total assets at end of period(b):
Alaska Airlines	$24,985	$24,664
Hawaiian Airlines	4,911	4,423
Consolidating & Other	(9,535)	(9,319)
Consolidated	$20,361	$19,768

Goodwill:
Alaska Airlines	$2,177	$2,177
Hawaiian Airlines	546	547
Consolidated	$2,723	$2,724
(a) Primarily consists of Horizon Air capital expenditures, including non-cash expenditures for debt financing of certain E175 deliveries of $69 million in 2025, $68 million in 2024 and $179 million in 2023.
(b) No assets are allocated to the Regional segment as it represents only revenue and expenses associated with regional flying. The related assets associated with regional flying are allocated to other segments.

NOTE 14. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect of outstanding share-based instruments such as employee stock awards and warrants. Antidilutive common stock equivalents from employee stock awards and warrants were 1.5 million, 1.5 million, and 2.1 million in 2025, 2024, and 2023.

(in millions, except per share amounts)	2025	2024	2023
Net income	$100	$395	$235

Basic weighted average shares outstanding	118.171	126.136	127.375
Dilutive effect of employee stock awards	1.755	1.886	0.967
Dilutive effect of stock warrants	—	0.350	0.366
Diluted weighted average shares outstanding	119.926	128.372	128.708

Basic earnings per share	$0.85	$3.13	$1.84
Diluted earnings per share	$0.83	$3.08	$1.83

NOTE 15. SPECIAL ITEMS

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

Labor and other: Labor and other costs in 2025 were primarily for changes to Alaska flight attendants' sick leave benefits pursuant to a new collective bargaining agreement. Costs in 2024 were primarily for retroactive pay for Alaska flight attendants pursuant to a tentative agreement and litigation costs related to the Virgin trademark license agreement. Costs in 2023 were primarily for the retirement of Alaska's Airbus and Horizon's Q400 aircraft and contractual changes to Alaska pilots' sick leave benefits.

Net non-operating: The income in 2024 was related to gains on Hawaiian debt extinguishment. The expense in 2023 was primarily for interest expense associated with certain Virgin America A321neo lease agreements which were modified as part of Alaska's fleet transition.

(in millions)	2025	2024	2023
Operating Expenses
Integration costs	$193	$208	$7
Labor and other	57	137	436
Special items - operating	$250	$345	$443

Non-operating Income (Expense)
Special items - net non-operating	$—	$16	$(18)

NOTE 16. ACQUISITION OF HAWAIIAN HOLDINGS, INC.

On September 18, 2024, the Company completed its acquisition of Hawaiian Holdings, Inc. The Company paid shareholders $18.00 per share, or approximately $936 million, in cash for 52 million outstanding voting shares of Hawaiian. An additional $41 million was paid in cash for change in control payments and settlement of accelerated and vested awards, resulting in total consideration of $977 million. The combination brings together two complementary networks and expands consumer choice across Hawai'i, the West Coast, and international destinations. Along with enhanced network utility, the combined carriers' diversified product offerings and focus on high quality service and operational performance enhance Air Group's competitive position.

Fair values of the assets acquired and the liabilities assumed

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using a market basis, relief from royalty, or multi-period excess earnings approach. There were no material fair value adjustments made during 2025. The measurement period for the acquisition ended September 18, 2025.

Provisional fair values of the assets acquired and the liabilities assumed as of the acquisition date, September 18, 2024, and finalized as of December 31, 2025 were as follows:

(in millions)	December 31, 2025
Cash and cash equivalents	$286
Restricted cash	27
Marketable securities	674
Receivables	110
Inventories and supplies	75
Prepaid expenses and other	77
Property and equipment	1,947
Operating lease assets	228
Intangible assets	799
Goodwill	780
Other noncurrent assets	97
Total assets	5,100

Accounts payable	57
Air traffic liability	513
Other accrued liabilities	331
Deferred revenue - current	229
Current portion of operating lease liabilities	65
Current portion of long-term debt and finance leases	144
Long-term debt, net of current portion	1,932
Long-term operating lease liabilities, net of current portion	234
Deferred income taxes	89
Deferred revenue - noncurrent	308
Obligations for pension and post-retirement medical benefits	153
Other liabilities	68
Total liabilities	4,123

Total purchase price	$977

Merger-related costs

In 2025, the Company incurred costs directly attributable to the merger activities of $193 million. These costs are presented within Special items - operating within the consolidated statements of operations. Refer to Note 15 for further information on special items. The Company expects to continue to incur merger-related costs in 2026 as integration work continues.

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

The pro forma information includes adjustments for merger-related costs of $420 million assumed to have been incurred on January 1, 2023.

	Twelve Months Ended December 31,
(in millions)	2025	2024
Revenue	$14,239	$13,779
Net income	237	266

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted below, there have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as noted below.

On September 18, 2024, we acquired Hawaiian Holdings, Inc. In 2025, we incorporated Hawaiian into our evaluation of internal controls over financial reporting for the combined company. As the integration continues and business processes evolve, management will continue to evaluate the existing internal controls over financial reporting for change.

In June 2025, Hawaiian Airlines identified a cybersecurity incident affecting certain information technology systems. As a result of this cybersecurity incident, we performed certain alternative controls and procedures, and additional compensating controls, to support management's assessment that the financial and other information included within this report is materially accurate.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Alaska Air Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
/s/ KPMG LLP
Seattle, Washington
February 12, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 (hereinafter referred to as our “2026 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.

The information required by this item is incorporated herein by reference from our 2026 Proxy Statement.

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

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of December 2, 2023, by and among Alaska Air Group, Inc., Marlin Acquisition Corp. and Hawaiian Holdings, Inc.	8-K	December 4, 2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	December 15, 2015	3.2
4.1	Closing Date Warrant to Purchase Common Stock, dated January 15, 2021	10-K	February 26, 2021	4.1
4.2	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.2
4.3	Closing Date Warrant to Purchase Common Stock, dated February 5, 2021	10-K	February 26, 2021	4.3
4.4	Amended and Restated Promissory Note, dated February 5, 2021 by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-K	February 26, 2021	4.4
4.5	Closing Date Warrant to Purchase Common Stock, dated April 8, 2021	10-Q	August 3, 2021	4.1
4.6	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.2
4.7	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.3
4.8	Closing Date Warrant to Purchase Common Stock, dated April 29, 2021	10-Q	August 3, 2021	4.4
4.9	Closing Date Warrant to Purchase Common Stock, dated June 3, 2021	10-Q	August 3, 2021	4.5
4.10	Promissory note, dated April 29, 2021, by Alaska Airlines, Inc., issuer, and each of Alaska Air Group, Inc. and Horizon Air Industries, Inc., as guarantors	10-Q	August 3, 2021	4.6
4.11	Description of Capital Stock	10-Q	August 7, 2025	4.1
10.1#	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended August 3, 2021	10-Q	November 4, 2021	10.1
10.2#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-K	February 26, 2021	10.1
10.3#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.8
10.4#	Supplemental Agreement No. 1 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K	February 11, 2022	10.4
10.5#	Supplemental Agreement No. 2 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.5
10.6#	Supplemental Agreement No. 3 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.6
10.7#	Supplemental Agreement No. 4 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.7
10.8#	Supplemental Agreement No. 5 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.8
10.9#	Supplemental Agreement No. 6 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.9
10.10#	Supplemental Agreement No. 7 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.10
10.11#	Supplemental Agreement No. 8 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.11
10.12#	Supplemental Agreement No. 9 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 4, 2018	10.3
10.13#	Supplemental Agreement No. 10 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.13
10.14#	Supplemental Agreement No. 11 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.14
10.15#	Supplemental Agreement No. 12 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.15
10.16#	Supplemental Agreement No. 13 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.16
10.17#	Supplemental Agreement No. 14 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 11, 2022	10.17

10.18#	Supplemental Agreement No. 15 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 6, 2021	10.1
10.19#	Supplemental Agreement No. 16 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.3
10.20#	Supplemental Agreement No. 17 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 3, 2021	10.4
10.21#	Supplemental Agreement No. 18 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	November 4, 2021	10.3
10.22#	Supplemental Agreement No. 19 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	May 5, 2022	10.1
10.23#	Supplemental Agreement No. 20 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-Q	August 2, 2022	10.1
10.24#	Supplemental Agreement No. 21 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 13, 2023	10.24
10.25#	Supplemental Agreement No. 22 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 14, 2024	10.25
10.26#	Supplemental Agreement No. 23 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines Inc.	10-K	February 14, 2024	10.26
10.27#	Supplemental Agreement No. 24 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 2, 2024	10.1
10.28#	Supplemental Agreement No. 25 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2025	10.28
10.29#	Supplemental Agreement No. 26 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2025	10.29
10.30#	Supplemental Agreement No. 27 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 7, 2025	10.1
10.31#†	Supplemental Agreement No. 28 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K
10.32#†	Supplemental Agreement No. 29 to Purchase Agreement No. 3866 between the Boeing Company and Alaska Airlines, Inc.	10-K
10.33#†	Purchase Agreement No. 5608 between The Boeing Company and Alaska Airlines, Inc.	10-K
10.34#†	Supplemental Agreement No. 1 to Purchase Agreement No. 5608 between The Boeing Company and Alaska Airlines, Inc.	10-K
10.35#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.36#	Amendment No. 1 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.23
10.37#	Amendment No. 2 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.24
10.38#	Amendment No. 3 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.25
10.39#	Amendment No. 4 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.26
10.40#	Amendment No. 5 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.27
10.41#	Amendment No. 6 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.28
10.42#	Amendment No. 7 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.29
10.43#	Amendment No. 8 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.30
10.44#	Amendment No. 9 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.31
10.45#	Amendment No. 10 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.32
10.46#	Amendment No. 11 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.33
10.47#	Amendment No. 12 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.34
10.48#	Amendment No. 13 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.35

10.49#	Amendment No. 14 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.36
10.50#	Amendment No. 15 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 3, 2021	10.5
10.51#	Amendment No. 16 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 4, 2021	10.2
10.52#	Amendment No. 17 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.39
10.53#	Amendment No. 18 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 11, 2022	10.40
10.54#	Amendment No. 19 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	August 2, 2022	10.2
10.55#	Amendment No. 20 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 5, 2023	10.1
10.56#	Amendment No. 21 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 5, 2023	10.2
10.57#	Amendment No. 22 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 2, 2023	10.1
10.58#	Amendment No. 23 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	November 2, 2023	10.2
10.59#	Amendment No. 24 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-K	February 14, 2024	10.51
10.60#^	Airbus A320 Family Purchase Agreement between Airbus S.A.S. and Hawaiian Airlines, Inc.	10-Q/A^	October 17, 2013	10.1
10.61#^	Amendment No. 1 to Airbus A320 Family Purchase Agreement between Airbus S.A.S. and Hawaiian Airlines, Inc.	10-K^	February 9, 2015	10.62.1
10.62#^	Amendment No. 2 to Airbus A320 Family Purchase Agreement between Airbus S.A.S. and Hawaiian Airlines, Inc.	10-K^	February 9, 2015	10.62.2
10.63#^	Purchase Agreement No. PA-04749 between the Boeing Company and Hawaiian Airlines, Inc.	10-Q^	October 24, 2018	10.2
10.64#^	Supplemental Agreement No. 6 to that certain Purchase Agreement No. PA-04749 between the Boeing Company and Hawaiian Airlines, Inc.	10-K^	February 15, 2023	10.31
10.65#	Supplemental Agreement No. 7 to Purchase Agreement No. PA-04749 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q	August 7, 2025	10.2
10.66#	Supplemental Agreement No. 8 to Purchase Agreement No. PA-04749 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q	August 7, 2025	10.3
10.67#	Supplemental Agreement No. 9 to Purchase Agreement No. PA-04749 between the Boeing Company and Hawaiian Airlines, Inc.	10-Q	November 6, 2025	10.1
10.68#^	Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc.	10-Q^	October 24, 2018	10.1
10.69#^	Air Transportation Services Agreement, dated as of October 20, 2022, by and between Hawaiian Airlines, Inc. and Amazon.com Services LLC	10-K^	February 15, 2023	10.44
10.70#	Alaska Air Group Guarantee of Enhanced Equipment Trust Certificate, dated September 18, 2024	10-Q	November 7, 2024	10.1
10.71#	Amended and Restated Credit and Guaranty Agreement, dated September 20, 2024, among Alaska Airlines, Inc., as borrower, Alaska Air Group, Inc. and others guarantors, as guarantors, and Citibank, N.A., as administrative agent, and other lenders	10-Q	November 7, 2024	10.2
10.72#	Indenture, dated as of October 15, 2024, by and among Loyalty Issuer, the Guarantors, U.S. Bank Trust Company, National Association and U.S. Bank National Association.	8-K	October 15, 2024	4.1
10.73#	New Term Loan Facility, dated as of October 15, 2024, by and among Loyalty Issuer, the Guarantors, the lenders party thereto, Bank of America, N.A. and U.S. Bank Trust Company, National Association.	8-K	October 15, 2024	4.4
10.74*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.75*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.76*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.77*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Amended May 8, 2025	10-Q	August 7, 2025	10.8
10.78*	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing November 1, 2025	10-Q	August 7, 2025	10.6

10.79*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.80*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-K	February 14, 2024	10.58
10.81*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.82*	Alaska Air Group Performance Based Pay Plan, Amended and Restated May 8, 2025	10-Q	August 7, 2025	10.4
10.83*	Alaska Air Group, Inc. Non-Employee Director Form of Deferred Stock Unit Agreement	10-K	February 12, 2020	10.24
10.84*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended May 8, 2025	10-Q	August 7, 2025	10.5
10.85	Payroll Support Program Extension Agreement, dated January 15, 2021, between Alaska Airlines, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.19
10.86	Payroll Support Program 3 Agreement, dated April 29, 2021, between Alaska Airlines, Inc., and the United States Department of the Treasury	10-Q	August 3, 2021	10.1
10.87	Warrant Agreement, dated April 29, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-Q	August 3, 2021	10.2
10.88	Joinder Agreement to the Payroll Support Program Extension Agreement, dated January 15, 2021, between Horizon Air Industries, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.20
10.89	Amended and Restated Warrant Agreement, dated February 5, 2021, between Alaska Air Group, Inc. and the United States Department of the Treasury	10-K	February 26, 2021	10.21
10.90^	Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury	10-Q^	May 7, 2020	10.1
10.91^	Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent	10-Q^	October 28, 2020	10.1
10.92^	Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent	10-Q^	October 28, 2020	10.2
10.93^	Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent	10-K^	February 12, 2021	10.39
10.94^	Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury	10-K^	February 12, 2021	10.40
10.95^	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury	10-Q^	July 29, 2021	10.1
10.96*	Amendment to Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 7, 2025	10.7
10.97*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-K	February 11, 2022	10.58
10.98*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-K	February 11, 2022	10.59
10.99*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-K	May 8, 2025	10.1
19.1*	Insider Trading Policy and Compliance Program	10-K
21†	Subsidiaries of Registrant	10-K
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	10-K
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K
97.1*	Alaska Air Group Clawback Policy	10-K	February 14, 2024	97.1
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.	10-K
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
^	Filed by Hawaiian Holdings, Inc., File Number 001-31443
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

ALASKA AIR GROUP, INC.

By:	/s/ BENITO MINICUCCI	Date:	February 12, 2026
Benito Minicucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 12, 2026 on behalf of the registrant and in the capacities indicated.

/s/ BENITO MINICUCCI	President and CEO Alaska Air Group, Inc. and Alaska Airlines, Inc.
Benito Minicucci

/s/ SHANE R. TACKETT	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)
Shane R. Tackett

/s/ EMILY HALVERSON	Vice President Finance, AAG Controller and Treasurer (Principal Accounting Officer)
Emily Halverson

/s/ PATRICIA M. BEDIENT	Non-Executive Board Chair, Alaska Air Group, Inc; Chair, Alaska Airlines; Chair, Horizon Air Industries, Inc
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DANIEL K. ELWELL	Director
Daniel K. Elwell

/s/ KATHLEEN T. HOGAN	Director
Kathleen T. Hogan

/s/ ADRIENNE R. LOFTON	Director
Adrienne R. Lofton

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ PETER SHIMER	Director
Peter Shimer

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman