Form 10-Q
period 2026-03-31
ALASKA AIR GROUP, INC.
filed 2026-05-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 111,428,978 common shares, par value $0.01, outstanding at April 30, 2026.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. Other than as required by law, we expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. For a discussion of risks and uncertainties that may cause our forward-looking statements to differ materially, see Item 1A. "Risk Factors” within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Some of these risks include competition; labor costs, relations, and availability; general economic conditions; increases in operating costs, including fuel; uncertainties regarding the ability to successfully integrate operations following the acquisition of Hawaiian Holdings, Inc., and the ability to realize anticipated cost savings, synergies, or growth from the acquisition; inability to meet cost reduction and other strategic goals; seasonal fluctuations in demand and financial results; supply chain risks; events that negatively impact aviation safety and security; cybersecurity risks; and changes in laws and regulations that impact our business. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$451	$627
Restricted cash	27	28
Marketable securities	1,317	1,496
Receivables - net	630	565
Inventories and supplies - net	232	203
Prepaid expenses	281	278
Other current assets	79	69
Total Current Assets	3,017	3,266
Property and equipment - net of accumulated depreciation and amortization of $5,080 and $4,945	12,015	11,857
Operating lease assets	1,300	1,268
Goodwill	2,723	2,723
Intangible assets - net of accumulated amortization of $88 and $74	801	815
Other noncurrent assets	442	432
Total Noncurrent Assets	17,281	17,095
Total Assets	$20,298	$20,361
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$409	$324
Accrued wages, vacation and payroll taxes	657	881
Air traffic liability	2,378	1,689
Other accrued liabilities	1,121	1,055
Deferred revenue	1,781	1,722
Current portion of long-term debt and finance leases	498	721
Current portion of operating lease liabilities	212	197
Total Current Liabilities	7,056	6,589
Long-term debt and finance leases, net of current portion	4,822	4,834
Operating lease liabilities, net of current portion	1,136	1,141
Deferred income taxes	879	1,004
Deferred revenue	1,700	1,711
Obligation for pension and post-retirement medical benefits	360	369
Other liabilities	614	595
Total Noncurrent Liabilities	9,511	9,654
Commitments and Contingencies (Note 6)
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2026 - 145,631,281 shares; 2025 - 145,115,659 shares, Outstanding: 2026 - 111,359,830 shares; 2025 - 115,530,889 shares	1	1
Capital in excess of par value	973	961
Treasury stock (common), at cost: 2026 - 34,271,451 shares; 2025 - 29,584,770 shares	(1,904)	(1,701)
Accumulated other comprehensive loss	(176)	(173)
Retained earnings	4,837	5,030
Total Shareholders' Equity	3,731	4,118
Total Liabilities and Shareholders' Equity	$20,298	$20,361

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Operating Revenue
Passenger revenue	$2,920	$2,808
Loyalty program other revenue	227	207
Cargo and other revenue	153	122
Total Operating Revenue	3,300	3,137

Operating Expenses
Wages and benefits	1,242	1,127
Variable incentive pay	30	62
Aircraft fuel	796	681
Aircraft maintenance	216	220
Aircraft rent	61	62
Landing fees and other rentals	291	242
Contracted services	151	145
Selling expenses	99	100
Depreciation and amortization	204	194
Food and beverage service	95	85
Third-party regional carrier expense	56	64
Other	303	261
Special items - operating	35	91
Total Operating Expenses	3,579	3,334
Operating Loss	(279)	(197)

Non-operating Income (Expense)
Interest income	19	26
Interest expense	(76)	(66)
Interest capitalized	10	12
Other - net	9	(8)
Total Non-operating Expense	(38)	(36)
Loss Before Income Tax	(317)	(233)
Income tax benefit	(124)	(67)
Net Loss	$(193)	$(166)

Basic Loss Per Share:	$(1.69)	$(1.35)
Diluted Loss Per Share:	$(1.69)	$(1.35)
Weighted Average Shares Outstanding used for computation:
Basic	114.294	123.134
Diluted	114.294	123.134

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net Loss	$(193)	$(166)
Other comprehensive income (loss), net of tax
Marketable securities	(6)	9
Employee benefit plans	—	2
Interest rate derivative instruments	3	(6)
Total other comprehensive income (loss), net of tax	$(3)	$5

Total Comprehensive Loss, Net of Tax	$(196)	$(161)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2025	115.531	$1	$961	$(1,701)	$(173)	$5,030	$4,118
Net loss	—	—	—	—	—	(193)	(193)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Common stock repurchase	(4.687)	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	24	—	—	—	24
Stock issued under stock plans	0.516	—	(12)	—	—	—	(12)
Balance at March 31, 2026	111.360	$1	$973	$(1,904)	$(176)	$4,837	$3,731

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
Net loss	—	—	—	—	—	(166)	(166)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(1.766)	—	—	(107)	—	—	(107)
Stock-based compensation	0.005	—	22	—	—	—	22
CARES Act warrant issuance	0.810	—	—	—	—	—	—
Stock issued under stock plans	0.717	—	11	—	—	—	11
Balance at March 31, 2025	122.885	$1	$844	$(1,238)	$(234)	$4,764	$4,137

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(193)	$(166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	204	194
Stock-based compensation and other	25	20
Non-cash special items	—	52
Changes in certain assets and liabilities:
Changes in deferred income taxes	(124)	(65)
Increase in accounts receivable	(65)	(11)
Increase in air traffic liability	689	492
Increase in deferred revenue	48	58
Other - net	(163)	(115)
Net cash provided by operating activities	421	459
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft, aircraft purchase deposits, and other flight equipment	(308)	(196)
Other property and equipment	(30)	(42)
Purchases of marketable securities	(332)	(470)
Sales and maturities of marketable securities	504	336
Other investing activities	(3)	(9)
Net cash used in investing activities	(169)	(381)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	110	—
Long-term debt payments	(340)	(156)
Common stock repurchases	(193)	(105)
Other financing activities	(5)	25
Net cash used in financing activities	(428)	(236)
Net decrease in cash and cash equivalents	(176)	(158)
Cash, cash equivalents, and restricted cash at beginning of period	684	1,257
Cash, cash equivalents, and restricted cash at end of period	$508	$1,099

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$70	$67
Non-cash transactions:
Right-of-use assets acquired through operating leases	$78	$62
Property and equipment acquired through the issuance of debt	$—	$23

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$451	$1,044
Restricted cash	27	28
Restricted cash included in Other noncurrent assets	30	27
Total cash, cash equivalents, and restricted cash at end of period	$508	$1,099

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Alaska Air Group (Air Group, or "the Company"), and its primary subsidiaries, Alaska Airlines, Inc. (Alaska), Horizon Air Industries, Inc. (Horizon), and Hawaiian Holdings, Inc. (Hawaiian). The unaudited condensed consolidated financial statements also include McGee Air Services (McGee), a ground services subsidiary of Alaska, and other immaterial business units. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position and results of operations for the interim periods presented. Such adjustments were of a normal recurring nature. Certain rows, columns, figures, or percentages may not recalculate due to rounding.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2026 are not necessarily indicative of operating results for the entire year.

Segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. During the first quarter of 2026, the Company’s reportable segments have changed because of changes in the business, organizational structure, and financial information reviewed by the CODM.

In the second half of 2025, several integration milestones were completed which resulted in the combination of a significant portion of Alaska and Hawaiian teams, technology, and processes. Additionally, changes were made in the Company’s leadership structure to support the integration of the businesses. As a result, changes were made to financial information reviewed by our CODM, which now reflects a single consolidated segment.

Air Group’s CODM is its President and CEO. Air Group operates Boeing, Airbus, and Embraer aircraft to provide domestic and international service to destinations in North America, Latin America, Asia, the Pacific, and beginning in 2026, Europe. The comprehensive network, scheduling system, and fleets are managed in an integrated manner, enabling the Company to maximize the value of the route network and consolidated financial results. When making decisions about the route network, the CODM evaluates flight profitability data, which considers aircraft type and route economics. The CODM assesses business performance and makes resource allocation decisions based on net income as reported in the Company’s consolidated statement of operations. Within the consolidated statement of operations, Other expenses include miscellaneous personnel, software, and services costs. The measure of segment assets is reported on the consolidated balance sheets as Total assets.

NOTE 2. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue is passenger ancillary revenue such as bag fees, on-board food and beverage, and certain revenue from the Atmos™ Rewards loyalty program. Loyalty program other revenue includes brand and marketing revenue from the Atmos Rewards co-branded credit cards and other partners, and certain interline loyalty program revenue, net of commissions. Cargo and other revenue consists of freight and mail revenue, services provided to Amazon under the Air Transportation Services Agreement (ATSA), and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

In the first quarter of 2026, Alaska entered into a multi‑year extension and expanded partnership with its co-branded credit card bank partner, Bank of America, and amended its ATSA with Amazon. Performance obligations under the amended agreements are consistent with prior arrangements.

The level of detail within the Company’s condensed consolidated statements of operations and in this note depict the nature, amount, timing, and uncertainty of revenue and how cash flows are affected by economic and other factors. Certain prior period amounts in this note have been revised by an immaterial amount.

Passenger Revenue

Passenger revenue recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2026	2025
Passenger ticket revenue, net of taxes and fees	$2,426	$2,352
Passenger ancillary revenue	147	140
Loyalty program passenger revenue	347	316
Total Passenger revenue	$2,920	$2,808

Domestic passenger revenue includes operations in the U.S., including Neighbor Island routes and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, and Belize. Pacific passenger revenue includes operations in the South Pacific, Australia, New Zealand, and Asia. The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation):

	Three Months Ended March 31,
(in millions)	2026	2025
Domestic	$2,599	$2,462
Latin America	187	214
Pacific	134	132
Total Passenger revenue	$2,920	$2,808

Loyalty Program Revenue

Loyalty program revenue included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2026	2025
Loyalty program passenger revenue	$347	$316
Loyalty program other revenue	227	207
Total Loyalty program revenue	$574	$523

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2026	2025
Cargo revenue	$59	$57
Other revenue	94	65
Total Cargo and other revenue	$153	$122

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $784 million and $887 million from the prior year-end air traffic liability balance for the three months ended March 31, 2026 and 2025.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as loyalty points are sold until the payments are collected. The Company had $147 million of such receivables as of March 31, 2026 and $154 million as of December 31, 2025.

The table below presents a roll forward of the total loyalty program liability:

	Three Months Ended March 31,
(in millions)	2026	2025
Total Deferred Revenue balance at January 1	$3,433	$3,256
Loyalty points and companion certificate redemption - Passenger revenue	(311)	(307)
Loyalty points redeemed on partner airlines - Loyalty program other revenue	(51)	(49)
Increase in liability for loyalty points issued	410	414
Total Deferred Revenue balance at March 31	$3,481	$3,314

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

Fair value of financial instruments measured on a recurring basis

As of March 31, 2026, cost basis and fair value for marketable securities were $1.3 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of March 31, 2026.

Fair values of financial instruments on the condensed consolidated balance sheets:

	March 31, 2026
(in millions)	Level 1	Level 2	Total
Marketable securities
U.S. government and agency securities	$315	$—	$315
Equity mutual funds	8	—	8
Asset-backed securities	—	245	245
Mortgage-backed securities	—	186	186
Corporate notes and bonds	—	552	552
Municipal securities and other	—	11	11
Total Marketable securities	$323	$994	$1,317

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Marketable securities
U.S. government and agency securities	$371	$—	$371
Equity mutual funds	8	—	8
Asset-backed securities	—	231	231
Mortgage-backed securities	—	211	211
Corporate notes and bonds	—	663	663
Municipal securities and other	—	12	12
Total Marketable securities	$379	$1,117	$1,496
The fair value of interest rate swaps on the balance sheet was not material as of March 31, 2026 and December 31, 2025.

Activity and maturities for marketable securities

Maturities for marketable securities:

March 31, 2026 (in millions)	Cost Basis	Fair Value
Due in one year or less	$240	$240
Due after one year through five years	916	915
Due after five years through ten years	153	152
Due after ten years	1	1
No maturity date	6	9
Total	$1,316	$1,317

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of fixed-rate Enhanced Equipment Trust Certificate (EETC) debt and certain variable rate debt is Level 2, while the estimated fair value of $721 million of certain variable-rate and fixed-rate debt, including Payroll Support Program (PSP) notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	March 31, 2026	December 31, 2025
Fixed-rate debt	$2,227	$2,761
Estimated fair value	$2,207	$2,756

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three months ended March 31, 2026.
Equity method and other investments

Air Group has made investments in funds and companies related to aviation innovation and sustainability. We account for investments under the equity method if we are able to exercise significant influence over the investee. We record our share of our equity method investees’ financial results within the non-operating expense section of the consolidated statements of operations. Investments in which we do not have significant influence are recorded at fair value or at cost, adjusted for any changes in price or impairments, if the fair value is not readily determinable. As of March 31, 2026 and December 31, 2025, the combined carrying value of these investments included in Other noncurrent assets in the consolidated balance sheets was $79 million and $74 million.

NOTE 4. DEBT

Debt obligations on the condensed consolidated balance sheets:

(in millions)	March 31, 2026	December 31, 2025
Fixed-rate notes payable due through 2038	$220	$115
Fixed-rate PSP notes payable due through 2031	161	630
Fixed-rate EETCs payable due through 2027	549	715
Fixed-rate Japanese Yen denominated notes payable due through 2031	47	51
Variable-rate Japanese Yen denominated notes payable due through 2033	143	149
Variable-rate PSP notes payable due through 2031	521	62
Variable-rate notes payable due through 2037	1,490	1,639
Loyalty financing, variable-rate term loan facility due through 2031	741	743
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs	(43)	(45)
Total debt	5,079	5,309
Less current portion	319	540
Long-term debt, less current portion	$4,760	$4,769

Weighted-average fixed-interest rate	4.6%	3.9%
Weighted-average variable-interest rate	5.2%	5.2%

In the first quarter, interest rates on certain PSP debt were adjusted from a fixed-rate to a variable-rate, in accordance with the terms of the loan agreement. Approximately $633 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps at March 31, 2026, resulting in an effective weighted-average interest rate for the full debt portfolio of 4.9%.

During the three months ended March 31, 2026, the Company incurred debt of $111 million, secured by aircraft. During the three months ended March 31, 2026, the Company made scheduled debt payments of $227 million and prepayments of $113 million.

Debt maturity

At March 31, 2026, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2026	$230
2027	773
2028	337
2029	886
2030	276
Thereafter	2,641
Total Principal Payments(a)	$5,143
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the condensed consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska has a revolving credit facility for $850 million, expiring in September 2029, which is secured by a combination of Alaska and Hawaiian aircraft, slots, gates, routes, and other eligible assets. The facility has a variable interest rate based on SOFR plus a specified margin. As of March 31, 2026, the Company had no outstanding borrowing under this facility. Subsequent to quarter end, the Company exercised the facility's accordion feature, increasing the aggregate commitment amount to $1.1 billion.

Alaska has a second credit facility for $106 million, expiring in June 2027, which is secured by aircraft. Alaska has secured letters of credit against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of March 31, 2026.

NOTE 5. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified pension plans include the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Service cost	$7	$7
Pension expense included in Wages and benefits	7	7

Interest cost	30	33
Expected return on assets	(38)	(37)
Recognized actuarial loss	1	3
Pension expense included in Non-operating Expense	$(7)	$(1)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft and engine orders. Option deliveries are excluded until exercise.

Boeing continues to experience aircraft delivery delays attributable to supplier availability, production challenges, and regulatory approval processes. These factors represent known uncertainties that may continue to affect the timing of aircraft deliveries. The table below reflects Boeing’s most recent communications and management’s current estimates.

Details for contractual aircraft delivery commitments as of March 31, 2026:

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

A summary of aircraft and capacity purchase agreement commitments as of March 31, 2026:

(in millions)	Aircraft	Capacity Purchase Agreements
Remainder of 2026	$657	$155
2027	1,569	213
2028	1,668	219
2029	1,174	224
2030	1,043	150
Thereafter	4,257	133
Total	$10,368	$1,094

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. Alaska appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect Alaska’s total liability in the matter. In 2025, Alaska was ordered to pay Virgin Group $32 million, representing past due royalties through September 2022, when Alaska commenced its separate claim against Virgin Group. Alaska holds an accrual for $40 million in Other accrued liabilities in the condensed consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through March 31, 2026, and management's current estimate of the amount due to the Virgin Group.

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

NOTE 7. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 4.7 million shares for $203 million during the three months ended March 31, 2026 and 1.8 million shares for $107 million during the three months ended March 31, 2025. As of March 31, 2026, $227 million remained available for repurchase under the program.
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

In the first quarter of 2025, 1,660,705 of the warrants were exercised, with an exercise price of $31.61 for 1,355,206 warrants and $52.25 for 305,499 warrants, in a net share settlement for 809,768 shares of ALK common stock. As of March 31, 2026, 221,812 warrants remain outstanding at an exercise price of $66.39.

NOTE 8. LOSS PER SHARE
Basic loss per share and diluted loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The antidilutive amounts attributable to employee stock awards and warrants excluded from the calculations below were 3.5 million and 3.4 million as of March 31, 2026 and March 31, 2025, respectively.

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net loss	$(193)	$(166)

Basic weighted average shares outstanding	114.294	123.134
Dilutive effect of stock awards and stock warrants	—	—
Diluted weighted average shares outstanding	114.294	123.134

Basic loss per share	$(1.69)	$(1.35)
Diluted loss per share	$(1.69)	$(1.35)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three months ended March 31, 2026 and 2025:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2025	$8	$(234)	$(3)	$56	$(173)
Change in value	(7)	—	4	—	(3)
Reclassifications into earnings	(1)	1	—	—	—
Balance at March 31, 2026	$—	$(233)	$1	$56	$(176)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	10	—	(8)	(1)	1
Reclassifications into earnings	2	3	—	(1)	4
Balance at March 31, 2025	$(9)	$(302)	$1	$76	$(234)

NOTE 10. SPECIAL ITEMS

The Company has classified certain operating activities as special items due to their unusual or infrequently occurring nature. Disclosing information about these items separately may assist with comparable year-over-year analysis and allow stakeholders to better understand Air Group's results of operations.

Expenses in 2026 were $35 million and were primarily associated with the integration of Hawaiian Airlines and consist of employee-related costs, technology costs, and other merger costs. Costs during the quarter supported the transition to a single Passenger Service System, a critical integration milestone, which was completed in April 2026. Expenses in 2025 were $91 million and were associated with the integration of Hawaiian Airlines as well as changes to Alaska flight attendants' sick leave benefits pursuant to a collective bargaining agreement ratified in 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025. This overview summarizes the MD&A, which includes the following sections:
•First Quarter Review - highlights from the first quarter of 2026 outlining some of the major events that occurred during the period.
•Results of Operations - an in-depth analysis of our financial and operational results for the three months ended March 31, 2026.

•Liquidity and Capital Resources - an overview of our financial position, analysis of cash flows, and relevant material cash commitments.

•GAAP to Non-GAAP Reconciliations - reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis.

Dollar amounts in the MD&A are generally rounded to the nearest million. As a result, a manual recalculation of certain figures using these rounded amounts may not agree directly to our actual figures presented in the tables below.

FIRST QUARTER REVIEW

We reported a loss before income tax under GAAP for the first quarter of 2026 of $317 million, compared to $233 million for the first quarter of 2025. Refer below for a more detailed discussion of the items impacting these results.

First quarter results were negatively impacted by multiple external factors. Fuel prices increased dramatically as a result of ongoing geopolitical events and market disruptions. Civil unrest in Puerto Vallarta and historic rainstorms in Hawai'i reduced demand in key leisure markets ahead of the peak spring break travel period. These markets represent approximately 30% of Air Group capacity. Despite these headwinds, demand remained resilient and the company continued to execute on its Alaska Accelerate initiatives.

During the quarter, Alaska Airlines entered into a multi-year extension and expanded partnership with its co-branded credit card bank partner, Bank of America, enhancing loyalty program economics and long-term growth. The agreement drives incremental cash remuneration in 2026 and beyond. Alaska Airlines also reached an agreement with Amazon that improves the economics of cargo operations under the ATSA.

In April 2026, the Company implemented a single passenger service system, an integration milestone that consolidates reservation and customer service platforms across Alaska and Hawaiian. Also in April, Hawaiian officially joined the oneworld alliance, which will bring significant global travel benefits to guests and will help the company in its continued global expansion efforts.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2026 TO THREE MONTHS ENDED MARCH 31, 2025

OPERATING STATISTICS

Below are operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended March 31,
	2026	2025	Change
Revenue passengers (000)	13,332	13,159	1.3%
RPMs (000,000) "traffic"	17,300	17,257	0.2%
ASMs (000,000) "capacity"	21,570	21,219	1.7%
Load factor	80.2%	81.3%	(1.1) pts
Yield	16.88¢	16.28¢	3.7%
PRASM	13.54¢	13.24¢	2.3%
RASM	15.30¢	14.79¢	3.5%
CASMex	12.37¢	11.64¢	6.3%
Fuel cost per gallon	$2.98	$2.61	14.2%
Fuel gallons (000,000)	267	262	1.9%
ASMs per gallon	80.7	80.9	(0.2)%
Departures (000)	125.5	123.8	1.4%
Average full-time equivalent employees (FTEs)	31,465	29,773	5.7%
Operating fleet	413	399	14 a/c

OPERATING REVENUE

Total operating revenue increased $163 million, or 5%. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Passenger revenue	$2,920	$2,808	4%
Loyalty program other revenue	227	207	10%
Cargo and other revenue	153	122	25%
Total Operating Revenue	$3,300	$3,137	5%

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026	% Change vs. Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	RASM
Domestic	$2,931	6%	1%	3%	4%	4%
Latin America	217	(13)%	(19)%	(17)%	8%	8%
Pacific	152	2%	12%	9%	(9)%	(9)%
Total	$3,300	4%	—%	2%	4%	3%

Passenger revenue

Passenger revenue increased $112 million, or 4%, primarily driven by higher yield from premium cabin demand and strong managed corporate travel. These increases were partially offset by temporary demand softness in Puerto Vallarta and Hawai'i during the peak spring break travel period.

Loyalty program other revenue

Loyalty program other revenue increased by $20 million, or 10%, primarily due to the launch of the Summit Visa Infinite premium credit card and the Atmos Rewards program in August 2025. The launch drove higher commission revenue from bank card and third-party partners, supported by growth in total active members and higher consumer spend. Additionally, Alaska extended and expanded its co-branded credit card agreement with Bank of America during the quarter, which also contributed to the increase.

Cargo and other revenue

Cargo and other revenue increased by $31 million, or 25%, primarily driven by higher revenue under the ATSA with Amazon, as two additional A330-300F aircraft were added to the fleet since the first quarter of 2025 and an amendment to the agreement in the first quarter of 2026 resulted in improved economics. In addition, higher cargo volumes associated with services to Tokyo and Seoul contributed to the increase.

OPERATING EXPENSES

Total operating expenses increased $245 million, or 7%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Aircraft fuel	$796	$681	17%
Non-fuel operating expenses, excluding special items	2,748	2,562	7%
Special items - operating	35	91	(62)%
Total Operating Expenses	$3,579	$3,334	7%

Aircraft fuel

Aircraft fuel expense consists primarily of raw fuel expense, which generally reflects the "into-plane" price paid at the airport, as well as other taxes and fees. Raw fuel prices are influenced by global crude oil prices and refining costs, which can vary by region in the U.S. We primarily purchase fuel based on U.S. West Coast and Singapore jet fuel prices.

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Crude oil	$469	$452	4%
Refining margins	255	152	68%
Other(a)	72	77	(6)%
Aircraft fuel	$796	$681	17%
Fuel gallons	267	262	2%
Fuel cost per gallon	$2.98	$2.61	14%
(a) Includes taxes and other into-plane costs.

Aircraft fuel expense increased $115 million, or 17%, due to higher per gallon fuel costs driven by elevated refining margins and crude oil prices. Incremental fuel consumption resulting from additional capacity also contributed to the increase.

Future fuel cost expectations are highly sensitive to disruption in crude oil supplies and refineries, which have been significantly impacted by recent geopolitical events. We expect that fuel costs will remain elevated for some time.

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items. Generally, we expect these expenses to increase in line with capacity, fleet size, and growth of the Company's operations. Significant or unusual changes compared to 2025 are more fully described below.

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Wages and benefits	$1,242	$1,127	10%
Variable incentive pay	30	62	(52)%
Aircraft maintenance	216	220	(2)%
Aircraft rent	61	62	(2)%
Landing fees and other rentals	291	242	20%
Contracted services	151	145	4%
Selling expenses	99	100	(1)%
Depreciation and amortization	204	194	5%
Food and beverage service	95	85	12%
Third-party regional carrier expense	56	64	(13)%
Other	303	261	16%
Total non-fuel operating expenses, excluding special items	$2,748	$2,562	7%

Wages and benefits

Wages and benefits increased by $115 million, or 10%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Wages	$929	$847	10%
Payroll taxes	65	65	—%
Medical and other benefits	146	122	20%
Defined contribution plans	95	86	10%
Pension - Defined benefit plans	7	7	—%
Total Wages and benefits	$1,242	$1,127	10%

Headcount growth of 6% drove increases across multiple wages and benefits components. Wages increased $82 million, or 10%, driven by higher wage rates across multiple labor groups. Medical and other benefits increased $24 million, or 20%, driven by higher claim volume and large value claims. Defined contribution plans increased $9 million, or 10%, consistent with wage increases.

Variable incentive pay

Variable incentive pay decreased by $32 million, or 52%, driven by a lower assumed payout percentage for the Company's Performance-Based Pay program compared to the prior year, partially offset by an increased wage base.

Landing fees and other rentals

Landing fees and other rentals increased by $49 million, or 20%, primarily driven by higher terminal rents resulting from rate increases and growth across the network. Landing fees increased primarily due to higher landed weights. Non-recurring favorable settlements received from certain airports in 2025 also contributed to the year-over-year increase.

Third-party regional carrier expense

Third-party regional carrier expense decreased by $8 million, or 13%, primarily driven by a 12% reduction in departures flown by SkyWest as compared to prior year.

Other expense

Other expense increased by $42 million, or 16%, driven by higher software and professional services costs. Additional pilot training costs, associated with the ramp up of international flying, also contributed to the increase.

Special items - operating

In the first quarter of 2026, we recorded $35 million of operating special items compared to $91 million in the same period in 2025. Refer to Note 10 to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we held $2.6 billion in available liquidity, including unrestricted cash, marketable securities, and undrawn credit facilities. Subsequent to quarter end, the Company exercised the accordion feature under its revolving credit facility, increasing our total available liquidity to $2.9 billion. We also had approximately $20 billion of unencumbered assets, including 124 aircraft and the unencumbered portion of our loyalty program assets. We expect our current unrestricted cash and marketable securities balance, combined with our available sources of liquidity, to be sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

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

Cash provided by operating activities was $421 million during the first three months of 2026, compared to $459 million during the first three months of 2025. The $38 million change was primarily driven by higher cash outflows used to operate the business, partially offset by increased advanced bookings reflected in air traffic liability.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment are the primary use of our investing cash flow. In 2026, we plan to incur approximately $1.4 billion to $1.5 billion in capital expenditures. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $169 million during the first three months of 2026, compared to $381 million during the first three months of 2025. The $212 million change was driven primarily by net cash inflows from marketable securities activity of $172 million in 2026 compared to net cash outflows of $134 million in 2025, partially offset by higher property and equipment expenditures related to aircraft purchase deposits and other equipment.

Financing cash flows

Cash provided by new financing arrangements is the primary source of our financing cash flow. Our primary uses of financing cash flow are payments of our debt and finance lease obligations, as well as share repurchases. Refer to Note 4 to the condensed consolidated financial statements for a detailed discussion of our debt balances, including a schedule outlining future payments.

Cash used in financing activities was $428 million during the first three months of 2026, compared to $236 million during the first three months of 2025. The $192 million change was primarily driven by increased debt payments and share repurchases, partially offset by proceeds from new debt incurred during the quarter.

Indicators of financial condition and liquidity

The Company's liquidity target is between 15% and 25% of the trailing twelve months' revenue and its debt-to-capitalization target range is between 40% and 50%.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2026	December 31, 2025	Change
Unrestricted cash, marketable securities, and unused line of credit	$2,618	$2,973	(12)%
Trailing twelve months' revenue(a)	$14,402	$14,239	1%
Liquidity as a percentage of trailing twelve months' revenue	18%	21%	(3) pts

Long-term debt and finance leases, net of current portion	$4,822	$4,834	—%
Shareholders' equity	$3,731	$4,118	(9)%
(a) Trailing twelve months' revenue as of March 31, 2026 can be reconciled using the most recent four quarters as filed with the SEC.

Debt-to-capitalization, including leases
(in millions)	March 31, 2026	December 31, 2025	Change
Long-term debt and finance leases, net of current portion	$4,822	$4,834	—%
Operating lease liabilities, net of current portion	1,136	1,141	—%
Adjusted debt, net of current portion	$5,958	$5,975	—%
Shareholders' equity	3,731	4,118	(9)%
Total Invested Capital	$9,689	$10,093	(4)%

Debt-to-capitalization ratio	61%	59%	2 pts

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

Within the notes accompanying our condensed consolidated financial statements, refer to Note 4 for discussion of scheduled debt obligations and Note 6 for discussion of aircraft purchase commitments and CPA obligations.

As of March 31, 2026, Alaska had firm orders to purchase 174 B737 aircraft with deliveries expected between 2026 and 2035, and firm orders to purchase 12 B787 aircraft with deliveries expected between 2026 and 2032. Alaska also had rights for 71 additional B737 aircraft through 2035. Horizon had firm orders to purchase three E175 aircraft with deliveries in 2026. Alaska also has an agreement with SkyWest Airlines to expand its long-term capacity purchase agreement by one E175 aircraft in 2026.

Boeing continues to experience aircraft delivery delays attributable to supplier availability, production challenges, and regulatory approval processes. These factors represent known uncertainties that may continue to affect the timing of aircraft deliveries. The table below reflects Boeing’s most recent communications and management’s current estimates.

	Actual Fleet		Anticipated Fleet Activity
Aircraft	March 31, 2026		2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027	2028 Changes	Dec 31, 2028
Mainline Fleet:
B737-700 Freighters	3		—	3	—	3	—	3
B737-800 Freighters	2		—	2	—	2	—	2
A330-300 Freighters(a)	10		1	11	—	11	—	11
A321-200neo	18		—	18	—	18	—	18
A330-200	24		—	24	—	24	(4)	20
B717-200	19		—	19	—	19	—	19
B737-700	11		—	11	—	11	—	11
B737-800	59		—	59	—	59	—	59
B737-900ER	79		—	79	—	79	—	79
B737-8	14		6	20	5	25	—	25
B737-9	80		—	80	—	80	—	80
B737-10	—		—	—	25	25	25	50
B787-9	5		1	6	1	7	—	7
B787-10	—	—	—	—	—	—	4	4
Total Mainline Fleet	324		8	332	31	363	25	388
Regional Fleet:
E175 operated by Horizon	47		3	50	—	50	—	50
E175 operated by third party	42		1	43	—	43	—	43
Total Regional Fleet	89		4	93	—	93	—	93
Total Air Group Fleet	413		12	425	31	456	25	481
(a) A330-300 freighter aircraft utilized under the ATSA with Amazon.

GAAP TO NON-GAAP RECONCILIATIONS
Reconciliations of certain reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis are provided below. Consideration of these non-GAAP financial measures may be important to users of the financial statements. Although these non-GAAP figures are presented below, they should not be considered a substitute for or superior to GAAP figures.

•Pretax income (loss), net income (loss), and earnings (loss) per share are presented on an adjusted basis. Adjustments are made for special charges that are unusual or nonrecurring in nature, as well as for gains and losses on foreign debt, as these adjustments enhance comparability of our core operations to prior periods and to the rest of the airline industry.

•CASMex is a key measure used by management and the Air Group Board of Directors to evaluate cost performance. It is also commonly used by industry analysts to compare airlines. Because U.S. carriers are generally similarly affected by changes in jet fuel prices over the long run, aircraft fuel costs are excluded to focus on more controllable, company-specific cost drivers. Costs related to freighter aircraft operations, including those incurred under the ATSA with Amazon, are excluded to enhance comparability with carriers that do not operate freighter aircraft. Performance‑Based Pay (PBP) expense is excluded as it is dependent on the Company's achievement of annually established financial and operational goals. Certain special charges are excluded as they are unusual or nonrecurring in nature.

•Adjusted capital expenditures includes certain amounts that are not classified as investing cash outflows within our consolidated statements of cash flows, but are viewed by management and other stakeholders as significant long-term investments in the business. Management believes these adjustments provide a more complete view of capital expenditures during the year.

GAAP TO NON-GAAP RECONCILIATIONS

Pretax Income (Loss), Net Income (Loss), and Earnings (Loss) per Share, adjusted

	Three Months Ended March 31, 2026
(in millions, except per share amounts)	Loss Before Income Tax	Income Tax	Net Loss	Per Share
GAAP	$(317)	$(124)	$(193)	$(1.69)
Adjusted for:
Gains on foreign debt and other	(3)
Special items - operating	35
Total adjustments	$32	$31	$1	$0.01
Adjusted	$(285)	$(93)	$(192)	$(1.68)
GAAP pretax margin	(9.6)%
Adjusted pretax margin	(8.6)%

	Three Months Ended March 31, 2025
(in millions, except per share amounts)	Loss Before Income Tax	Income Tax	Net Loss	Per Share
GAAP	$(233)	$(67)	$(166)	$(1.35)
Adjusted for:
Losses on foreign debt and other	2
Special items - operating	91
Total adjustments	$93	$22	$71	$0.58
Adjusted	$(140)	$(45)	$(95)	$(0.77)
GAAP pretax margin	(7.4)%
Adjusted pretax margin	(4.5)%

CASMex Reconciliation

	Three Months Ended March 31,
(in millions, except unit metrics)	2026		2025
Total operating expenses	$3,579		$3,334
Less the following components:
Aircraft fuel	796		681
Freighter costs	52		41
Performance-based pay	29		52
Special items - operating	35		91
Adjusted operating expenses	$2,667		$2,469

ASMs	21,570		21,219
CASMex	12.37	¢	11.64	¢

Adjusted Capital Expenditures Reconciliation

	Three Months Ended March 31,
(in millions)	2026	2025
Aircraft, aircraft purchase deposits and other flight equipment	$308	$196
Other property and equipment	30	42
Capital expenditures	338	238
Adjusted for:
Property and equipment acquired through the issuance of debt	—	23
Proceeds from sales of aircraft and other equipment	(3)	(3)
Adjusted capital expenditures	$335	$258

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025.

GLOSSARY OF TERMS

Adjusted debt - long-term debt, plus operating and finance lease liabilities.

Adjusted net debt - long-term debt, plus operating and finance lease liabilities, less unrestricted cash and marketable securities.

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown.

CASMex - operating costs excluding fuel, freighter costs, Performance-Based Pay (PBP), and special items per ASM, or "unit cost."

Debt-to-capitalization ratio - represents adjusted debt, net of current portion, divided by total equity plus adjusted debt, net of current portion.

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding.

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised.

Freighter Costs - operating expenses directly attributable to the operation of B737 freighter aircraft and A330-300 freighter aircraft exclusively performing cargo missions.

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with revenue passengers.

PRASM - passenger revenue per ASM, or "passenger unit revenue."

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, loyalty program revenue, and other ancillary revenue; represents the average total revenue for flying one seat one mile.

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with revenue passengers; one passenger traveling one mile is one RPM.

Yield - passenger revenue per RPM; represents the average passenger revenue for flying one passenger one mile.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, including the Company’s chief executive officer and chief financial officer, evaluated the Company’s disclosure controls and procedures and concluded that they were effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the unaudited condensed consolidated financial statements within Part I, Item 1 of this document for a discussion of the Company's ongoing legal proceedings.

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2025 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The below table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2026. The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in December 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2026 - January 31, 2026	899,404	$50.03
February 1, 2026 - February 28, 2026	703,884	54.75
March 1, 2026 - March 31, 2026	3,083,393	38.67
Total	4,686,681	$43.27	$227

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	May 14, 2025	3.3
3.2	Amended and Restated Bylaws of Registrant	8-K	May 14, 2025	3.4
10.1†	Amendment No. 25 to Purchase Agreement COM0041-16 between Embraer S.A. and Horizon Air Industries, Inc.	10-Q
10.2†	Supplemental Agreement No. 10 to Purchase Agreement No. PA-04749 between the Boeing Company and Hawaiian Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ EMILY HALVERSON
Emily Halverson
Vice President Finance, Controller, and Treasurer

May 7, 2026