Form 10-Q
period 2026-06-30
ALASKA AIR GROUP, INC.
filed 2026-08-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 111,603,120 common shares, par value $0.01, outstanding at July 31, 2026.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,064	$627
Restricted cash	33	28
Marketable securities	1,598	1,496
Receivables - net	681	565
Inventories and supplies - net	253	203
Prepaid expenses	261	278
Other current assets	46	69
Total Current Assets	3,936	3,266
Property and equipment - net of accumulated depreciation and amortization of $5,205 and $4,945	12,009	11,857
Operating lease assets	1,345	1,268
Goodwill	2,723	2,723
Intangible assets - net of accumulated amortization of $102 and $74	787	815
Other noncurrent assets	446	432
Total Noncurrent Assets	17,310	17,095
Total Assets	$21,246	$20,361
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$403	$324
Accrued wages, vacation and payroll taxes	727	881
Air traffic liability	2,398	1,689
Other accrued liabilities	1,217	1,055
Deferred revenue	1,778	1,722
Current portion of long-term debt and finance leases	452	721
Current portion of operating lease liabilities	217	197
Total Current Liabilities	7,192	6,589
Long-term debt and finance leases, net of current portion	5,783	4,834
Operating lease liabilities, net of current portion	1,164	1,141
Deferred income taxes	739	1,004
Deferred revenue	1,752	1,711
Obligation for pension and post-retirement medical benefits	349	369
Other liabilities	597	595
Total Noncurrent Liabilities	10,384	9,654
Commitments and Contingencies (Note 6)
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2026 - 147,087,872 shares; 2025 - 145,115,659 shares, Outstanding: 2026 - 111,566,970 shares; 2025 - 115,530,889 shares	1	1
Capital in excess of par value	1,034	961
Treasury stock (common), at cost: 2026 - 35,520,902 shares; 2025 - 29,584,770 shares	(1,951)	(1,701)
Accumulated other comprehensive loss	(175)	(173)
Retained earnings	4,761	5,030
Total Shareholders' Equity	3,670	4,118
Total Liabilities and Shareholders' Equity	$21,246	$20,361

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Operating Revenue
Passenger revenue	$3,644	$3,355	$6,564	$6,163
Loyalty program other revenue	258	210	485	417
Cargo and other revenue	163	139	316	261
Total Operating Revenue	4,065	3,704	7,365	6,841

Operating Expenses
Wages and benefits	1,239	1,165	2,481	2,292
Variable incentive pay	65	61	95	123
Aircraft fuel	1,305	700	2,101	1,381
Aircraft maintenance	256	240	472	460
Aircraft rent	64	64	125	126
Landing fees and other rentals	305	278	596	520
Contracted services	158	146	309	291
Selling expenses	115	105	214	205
Depreciation and amortization	207	199	411	393
Food and beverage service	107	97	202	182
Third-party regional carrier expense	68	69	124	133
Other	302	247	605	508
Special items - operating	42	56	77	147
Total Operating Expenses	4,233	3,427	7,812	6,761
Operating Income (Loss)	(168)	277	(447)	80

Non-operating Income (Expense)
Interest income	21	22	40	48
Interest expense	(86)	(66)	(162)	(132)
Interest capitalized	13	9	23	21
Other - net	6	(4)	15	(12)
Total Non-operating Expense	(46)	(39)	(84)	(75)
Income (Loss) Before Income Tax	(214)	238	(531)	5
Income tax expense (benefit)	(138)	66	(262)	(1)
Net Income (Loss)	$(76)	$172	$(269)	$6

Basic Earnings (Loss) Per Share:	$(0.68)	$1.45	$(2.39)	$0.05
Diluted Earnings (Loss) Per Share:	$(0.68)	$1.42	$(2.39)	$0.05
Weighted Average Shares Outstanding used for computation:
Basic	111.127	118.847	112.702	120.979
Diluted	111.127	120.930	112.702	123.183

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss)	$(76)	$172	$(269)	$6
Other comprehensive income (loss), net of tax
Marketable securities	(3)	6	(9)	15
Employee benefit plans	—	2	—	4
Interest rate derivative instruments	4	(2)	7	(8)
Total other comprehensive income (loss), net of tax	$1	$6	$(2)	$11

Total Comprehensive Income (Loss), Net of Tax	$(75)	$178	$(271)	$17

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2025	115.531	$1	$961	$(1,701)	$(173)	$5,030	$4,118
Net loss	—	—	—	—	—	(193)	(193)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Common stock repurchase	(4.687)	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	24	—	—	—	24
Stock issued under stock plans	0.516	—	(12)	—	—	—	(12)
Balance at March 31, 2026	111.360	$1	$973	$(1,904)	$(176)	$4,837	$3,731
Net loss	—	—	—	—	—	(76)	(76)
Other comprehensive income	—	—	—	—	1	—	1
Common stock repurchase	(1.249)	—	—	(47)	—	—	(47)
Stock-based compensation	0.033	—	20	—	—	—	20
Stock issued for employee stock purchase plan	1.310	—	43	—	—	—	43
Stock issued under stock plans	0.113	—	(2)	—	—	—	(2)
Balance at June 30, 2026	111.567	$1	$1,034	$(1,951)	$(175)	$4,761	$3,670

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
Net loss	—	—	—	—	—	(166)	(166)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(1.766)	—	—	(107)	—	—	(107)
Stock-based compensation	0.005	—	22	—	—	—	22
CARES Act warrant issuance	0.810	—	—	—	—	—	—
Stock issued under stock plans	0.717	—	11	—	—	—	11
Balance at March 31, 2025	122.885	$1	$844	$(1,238)	$(234)	$4,764	$4,137
Net income	—	—	—	—	—	172	172
Other comprehensive income	—	—	—	—	6	—	6
Common stock repurchase	(8.721)	—	—	(428)	—	—	(428)
Stock-based compensation	0.009	—	17	—	—	—	17
Stock issued for employee stock purchase plan	1.023	—	39	—	—	—	39
Stock issued under stock plans	0.080	—	(1)	—	—	—	(1)
Balance at June 30, 2025	115.276	$1	$899	$(1,666)	$(228)	$4,936	$3,942

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(269)	$6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	411	393
Stock-based compensation and other	42	10
Non-cash special items	—	52
Changes in certain assets and liabilities:
Changes in deferred income taxes	(262)	1
Increase in accounts receivable	(119)	(171)
Increase in air traffic liability	709	415
Increase in deferred revenue	97	216
Other - net	(3)	(87)
Net cash provided by operating activities	606	835
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft, aircraft purchase deposits, and other flight equipment	(415)	(613)
Other property and equipment	(108)	(128)
Purchases of marketable securities	(872)	(844)
Sales and maturities of marketable securities	761	765
Other investing activities	(1)	73
Net cash used in investing activities	(635)	(747)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,099	168
Long-term debt payments	(405)	(236)
Common stock repurchases	(250)	(535)
Other financing activities	28	59
Net cash provided by (used in) financing activities	472	(544)
Net increase (decrease) in cash and cash equivalents	443	(456)
Cash, cash equivalents, and restricted cash at beginning of period	684	1,257
Cash, cash equivalents, and restricted cash at end of period	$1,127	$801

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$114	$108
Non-cash transactions:
Right-of-use assets acquired through operating leases	$174	$74
Property and equipment acquired through the issuance of debt	$48	$69

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,064	$750
Restricted cash	33	28
Restricted cash included in Other noncurrent assets	30	23
Total cash, cash equivalents, and restricted cash at end of period	$1,127	$801

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

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2026 are not necessarily indicative of operating results for the entire year.

Segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. During the first quarter of 2026, the Company’s reportable segments changed because of changes in the business, organizational structure, and financial information reviewed by the CODM.

In the second half of 2025, several integration milestones were completed which resulted in the combination of a significant portion of Alaska and Hawaiian teams, technology, and processes. Additionally, changes were made in the Company’s leadership structure to support the integration of the businesses. As a result, changes were made to financial information reviewed by the CODM in the first quarter of 2026, which now reflects a single consolidated segment.

Air Group’s CODM is its President and CEO. Air Group's operating subsidiaries operate Boeing, Airbus, and Embraer aircraft to provide domestic and international service to destinations in North America, Latin America, Asia, the Pacific, and beginning in 2026, Europe. The comprehensive network, scheduling system, and fleets are managed in an integrated manner, enabling the Company to maximize the value of the route network and consolidated financial results. When making decisions about the route network, the CODM evaluates flight profitability data, which considers aircraft type and route economics. The CODM assesses business performance and makes resource allocation decisions based on net income as reported in the Company’s consolidated statement of operations. Within the consolidated statement of operations, Other expenses include miscellaneous personnel, software, and services costs. The measure of segment assets is reported on the consolidated balance sheets as Total assets.

Recent accounting pronouncements

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides specific authoritative guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-02.

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

The level of detail within the Company’s condensed consolidated statements of operations and in this note depict the nature, amount, timing, and uncertainty of revenue, and how cash flows are affected by economic and other factors. Certain prior period amounts in this note have been revised by an immaterial amount.

Passenger Revenue

Passenger revenue recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Passenger ticket revenue, net of taxes and fees	$3,079	$2,832	$5,505	$5,184
Passenger ancillary revenue	177	162	324	302
Loyalty program passenger revenue	388	361	735	677
Total Passenger revenue	$3,644	$3,355	$6,564	$6,163

The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation). Domestic passenger revenue includes operations in the U.S. and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, and Belize. Pacific passenger revenue includes operations in the South Pacific, Australia, and Asia. Atlantic passenger revenue includes operations in Europe beginning in the second quarter of 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic	$3,336	$3,061	$5,935	$5,523
Latin America	131	166	318	380
Pacific	137	128	271	260
Atlantic	40	—	40	—
Total Passenger revenue	$3,644	$3,355	$6,564	$6,163

Loyalty Program Revenue

Loyalty program revenue included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Loyalty program passenger revenue	$388	$361	$735	$677
Loyalty program other revenue	258	210	485	417
Total Loyalty program revenue	$646	$571	$1,220	$1,094

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cargo revenue	$77	$67	$136	$124
Other revenue	86	72	180	137
Total Cargo and other revenue	$163	$139	$316	$261

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $207 million and $211 million from the prior year-end air traffic liability balance for the three months ended June 30, 2026 and 2025, and $991 million and $1.1 billion from the prior year-end air traffic liability balance for the six months ended June 30, 2026 and 2025.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as loyalty points are sold until the payments are collected. The Company had $168 million of such receivables as of June 30, 2026 and $154 million as of December 31, 2025.

The table below presents a roll forward of the total loyalty program liability. A HawaiianMiles transfer program with American Express was active in the first six months of 2025 and terminated on June 30, 2025.

	Six Months Ended June 30,
(in millions)	2026	2025
Total Deferred Revenue balance at January 1	$3,433	$3,256
Loyalty points and companion certificate redemption - Passenger revenue	(656)	(655)
Loyalty points redeemed on partner airlines - Loyalty program other revenue	(106)	(119)
Increase in liability for loyalty points issued	859	990
Total Deferred Revenue balance at June 30	$3,530	$3,472

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

Fair value of financial instruments measured on a recurring basis

As of June 30, 2026, cost basis and fair value for marketable securities were $1.6 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of June 30, 2026.

Fair values of financial instruments on the condensed consolidated balance sheets:

	June 30, 2026
(in millions)	Level 1	Level 2	Total
Marketable securities
U.S. government and agency securities	$347	$—	$347
Asset-backed securities	—	238	238
Mortgage-backed securities	—	192	192
Corporate notes and bonds	—	802	802
Other	10	9	19
Total Marketable securities	$357	$1,241	$1,598

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Marketable securities
U.S. government and agency securities	$371	$—	$371
Asset-backed securities	—	231	231
Mortgage-backed securities	—	211	211
Corporate notes and bonds	—	663	663
Other	8	12	20
Total Marketable securities	$379	$1,117	$1,496
The fair value of interest rate swaps on the balance sheet was not material as of June 30, 2026 and December 31, 2025.

Activity and maturities for marketable securities

Maturities for marketable securities:

June 30, 2026 (in millions)	Cost Basis	Fair Value
Due in one year or less	$498	$497
Due after one year through five years	945	940
Due after five years through ten years	152	150
Due after ten years	1	1
No maturity date	5	10
Total	$1,601	$1,598

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of substantially all fixed-rate debt and certain variable-rate debt is classified as Level 2. The estimated fair value of $729 million of certain variable-rate and fixed-rate debt, including Payroll Support Program (PSP) notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	June 30, 2026	December 31, 2025
Fixed-rate debt	$2,556	$2,761
Estimated fair value	$2,543	$2,756

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and six months ended June 30, 2026.
Equity method and other investments

Air Group, through its Alaska Star Ventures entity, has made investments in funds and companies related to aviation innovation and sustainability. We account for investments under the equity method if we are able to exercise significant influence over the investee. We record our share of our equity method investees’ financial results within the non-operating expense section of the consolidated statements of operations. Investments in which we do not have significant influence are recorded at fair value or at cost, adjusted for any changes in price or impairments, if the fair value is not readily determinable. As of June 30, 2026 and December 31, 2025, the combined carrying value of these investments included in Other noncurrent assets in the consolidated balance sheets was $81 million and $74 million.

NOTE 4. DEBT

Debt obligations on the condensed consolidated balance sheets:

(in millions)	June 30, 2026	December 31, 2025
Fixed-rate notes payable due through 2038	$212	$115
Fixed-rate PSP notes payable due through 2031	—	630
Fixed-rate EETCs payable due through 2027	549	715
Fixed-rate Japanese Yen denominated notes payable due through 2031	45	51
Fixed-rate unsecured notes payable due through 2031	500	—
Variable-rate Japanese Yen denominated notes payable due through 2033	136	149
Variable-rate PSP notes payable due through 2031	683	62
Variable-rate notes payable due through 2038	1,489	1,639
Loyalty financing, variable-rate term loan facility due through 2033	1,239	743
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs	(55)	(45)
Total debt	6,048	5,309
Less current portion	324	540
Long-term debt, less current portion	$5,724	$4,769

Weighted-average fixed-interest rate	5.2%	3.9%
Weighted-average variable-interest rate	5.3%	5.2%

Approximately $610 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps, resulting in an effective weighted-average interest rate for the full debt portfolio of 5.3%. As of June 30, 2026, all PSP debt was adjusted from a fixed-rate to a variable-rate, in accordance with the terms of the loan agreement.

Senior notes

In the second quarter, the Company issued $500 million of unsecured senior notes due 2031, bearing an interest rate of 6.5%, which are fully and unconditionally guaranteed by Alaska Air Group, Inc.

Term loan facility

In the second quarter, the Company entered into an amendment to its existing term loan credit agreement and incurred an additional $500 million senior secured term loan facility. The facility is secured by assets associated with the Atmos Rewards loyalty program and bears interest at a variable rate equal to SOFR plus a specified margin.

Other financing

In addition to the senior notes and term loan financing described above, the Company incurred debt of $159 million in the first six months of 2026. New debt includes proceeds of $111 million, secured by aircraft, and $48 million which was incurred as part of an agreement to finance certain E175 deliveries. Debt from the E175 financing is reflected as a non-cash transaction within the supplemental disclosures in the unaudited condensed consolidated statements of cash flows.

The Company made scheduled debt payments of $292 million and prepayments of $113 million during the six months ended June 30, 2026.

Debt maturity

At June 30, 2026, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2026	$171
2027	780
2028	345
2029	893
2030	284
Thereafter	3,650
Total Principal Payments(a)	$6,123
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the condensed consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska has a revolving credit facility, which is secured by a combination of Alaska and Hawaiian aircraft, slots, gates, routes, and other eligible assets. In the second quarter, the Company exercised the facility's accordion feature, increasing the aggregate commitment amount from $850 million to $1.1 billion. The facility has a variable interest rate based on SOFR plus a specified margin and expires in September 2029. As of June 30, 2026, the Company had no outstanding borrowing under this facility.

Alaska has a second credit facility for $106 million, expiring in June 2027, which is secured by aircraft. Alaska has secured letters of credit against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of June 30, 2026.

NOTE 5. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified pension plans include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$7	$7	$14	$14
Pension expense included in Wages and benefits	7	7	14	14

Interest cost	29	32	59	65
Expected return on assets	(37)	(37)	(75)	(74)
Recognized actuarial loss	1	3	2	6
Pension expense included in Non-operating Expense	$(7)	$(2)	$(14)	$(3)
NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. Horizon has contractual commitments for aircraft with Embraer. The amounts disclosed below reflect commitments for firm aircraft. Option deliveries are excluded until exercise.

Boeing continues to experience aircraft delivery delays attributable to supplier availability, production challenges, and regulatory approval processes. These factors represent known uncertainties that may continue to affect the timing of aircraft deliveries. The table below reflects Boeing’s most recent communications and management’s current estimates.

Details for contractual aircraft delivery commitments as of June 30, 2026:

	Firm Orders	Options and Other Rights
Aircraft Type	2026-2035	2028-2035
B737	168	71
B787	12	—
E175	1	—
Total	181	71

Capacity purchase agreement (CPA) commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft and capacity purchase agreement commitments as of June 30, 2026:

(in millions)	Aircraft	Capacity Purchase Agreements
Remainder of 2026	$626	$105
2027	1,614	215
2028	1,666	221
2029	1,168	227
2030	1,050	153
Thereafter	4,264	160
Total	$10,388	$1,081

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. Alaska appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect Alaska’s total liability in the matter. In 2025, Alaska was ordered to pay Virgin Group $32 million, representing past due royalties through September 2022, when Alaska commenced its separate claim against Virgin Group. Alaska holds an accrual for $43 million in Other accrued liabilities in the condensed consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through June 30, 2026, and management's current estimate of the amount due to the Virgin Group.

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

NOTE 7. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 5.9 million shares for $250 million during the six months ended June 30, 2026 and 10.5 million shares for $535 million during the six months ended June 30, 2025. As of June 30, 2026, $180 million remained available for repurchase under the program.
CARES Act warrant issuances

Under the CARES Act Payroll Support Program and loan provisions, the Company issued a total of 1,882,517 warrants to the U.S. government in 2020. The warrants were valued using a Black-Scholes model and recorded in stockholders’ equity at issuance. In 2024, the warrants were sold by the U.S. government to a third-party investor. In the first quarter of 2025, 1,660,705 warrants were exercised through net share settlement, resulting in the issuance of 809,768 shares of common stock. The remaining warrants expired unexercised in the second quarter of 2026, with no impact to the Company's balance sheet.

NOTE 8. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share and diluted loss per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect of outstanding share-based instruments such as employee stock awards and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$(76)	$172	$(269)	$6

Basic weighted average shares outstanding	111.127	118.847	112.702	120.979
Dilutive effect of stock awards and stock warrants	—	2.083	—	2.204
Diluted weighted average shares outstanding	111.127	120.930	112.702	123.183

Basic earnings (loss) per share	$(0.68)	$1.45	$(2.39)	$0.05
Diluted earnings (loss) per share	$(0.68)	$1.42	$(2.39)	$0.05

Antidilutive amounts excluded from calculation:
Employee stock awards and warrants	3.0	1.3	3.2	1.1

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three and six months ended June 30, 2026 and 2025:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at March 31, 2026	$—	$(233)	$1	$56	$(176)
Change in value	(5)	—	5	1	1
Reclassifications into earnings	—	—	—	—	—
Balance at June 30, 2026	$(5)	$(233)	$6	$57	$(175)

Balance at December 31, 2025	$8	$(234)	$(3)	$56	$(173)
Change in value	(12)	—	9	1	(2)
Reclassifications into earnings	(1)	1	—	—	—
Balance at June 30, 2026	$(5)	$(233)	$6	$57	$(175)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at March 31, 2025	$(9)	$(302)	$1	$76	$(234)
Change in value	6	—	(3)	(1)	2
Reclassifications into earnings	2	3	—	(1)	4
Balance at June 30, 2025	$(1)	$(299)	$(2)	$74	$(228)

Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	16	—	(11)	(2)	3
Reclassifications into earnings	4	6	—	(2)	8
Balance at June 30, 2025	$(1)	$(299)	$(2)	$74	$(228)

NOTE 10. SPECIAL ITEMS

The Company has classified certain operating activities as special items due to their unusual or infrequently occurring nature. Disclosing information about these items separately may assist with comparable year-over-year analysis and allow stakeholders to better understand Air Group's results of operations.

Special items for the three and six months ended June 30, 2026 were $42 million and $77 million, respectively, and were primarily associated with the integration of Hawaiian Airlines. Expenses consisted of employee-related costs, technology costs, including those in support of the transition to a single passenger service system, and other merger costs. Special items for the three and six months ended June 30, 2025 were $56 million and $147 million, respectively, and were associated with the integration of Hawaiian Airlines, as well as changes to Alaska flight attendants' sick leave benefits pursuant to a collective bargaining agreement ratified in the first quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025. This overview summarizes the MD&A, which includes the following sections:
•Second Quarter Review - highlights from the second quarter of 2026 outlining some of the major events that occurred during the period.
•Results of Operations - an in-depth analysis of our financial and operational results for the three and six months ended June 30, 2026.

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

SECOND QUARTER REVIEW

We reported a $214 million loss before income tax under GAAP for the second quarter of 2026, compared to a $238 million profit for the second quarter of 2025. Refer below for a more detailed discussion of the items impacting these results.

Second quarter results were adversely impacted by elevated fuel prices, which increased 85% year-over-year. However, a portion of the incremental fuel expense was offset by strong underlying demand trends that remained resilient throughout the quarter. Revenue increased 9.7% year-over-year, driven by an 8.6% increase in RASM, continued strength in our premium and loyalty products, managed corporate travel, and network optimization initiatives. CASMex increased 6.5%, reflecting higher labor and operating costs associated with continued growth, the absence of a $25 million gain recognized in the prior-year period from the sale of four B737-900 aircraft, and a one-time employee recognition award related to the successful implementation of a single passenger service system.

During the quarter, we achieved a significant integration milestone with the successful implementation of a single passenger service system, while continuing to execute our Alaska Accelerate initiatives. Additionally, we expanded the fleet with the delivery of six B737-8 aircraft at Alaska and two E175 aircraft at Horizon, and launched our first transatlantic routes from Seattle to Rome, London Heathrow, and Reykjavik.

Subsequent to quarter-end, Alaska executed leases for four B737-800 freighter aircraft, to support the continued expansion of our cargo business in Alaska and Hawai'i. The aircraft are expected to enter service in the first half of 2027.

RESULTS OF OPERATIONS

OPERATING STATISTICS

Below are operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenue passengers (000)	15,056	15,234	(1.2)%	28,388	28,393	—%
RPMs (000,000) "traffic"	20,011	20,179	(0.8)%	37,311	37,436	(0.3)%
ASMs (000,000) "capacity"	24,306	24,058	1.0%	45,876	45,277	1.3%
Load factor	82.3%	83.9%	(1.6) pts	81.3%	82.7%	(1.4) pts
Yield	18.21¢	16.62¢	9.6%	17.59¢	16.46¢	6.9%
PRASM	14.99¢	13.94¢	7.5%	14.31¢	13.61¢	5.1%
RASM	16.72¢	15.39¢	8.6%	16.06¢	15.11¢	6.3%
CASMex	11.40¢	10.70¢	6.5%	11.85¢	11.14¢	6.4%
Fuel cost per gallon	$4.43	$2.39	85.4%	$3.74	$2.49	50.2%
Fuel gallons (000,000)	295	293	0.7%	562	556	1.1%
ASMs per gallon	82.4	82.0	0.5%	81.6	81.5	0.1%
Departures (000)	139.0	139.6	(0.4)%	264.5	263.5	0.4%
Average full-time equivalent employees (FTEs)	31,726	31,299	1.4%	31,596	30,536	3.5%
Operating fleet	422	409	13 a/c	422	409	13 a/c

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2026 TO THREE MONTHS ENDED JUNE 30, 2025

OPERATING REVENUE

Total operating revenue increased $361 million, or 10%. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2026	2025	% Change
Passenger revenue	$3,644	$3,355	9%
Loyalty program other revenue	258	210	23%
Cargo and other revenue	163	139	17%
Total Operating Revenue	$4,065	$3,704	10%

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results for the three months ended June 30, 2026.

	Three Months Ended June 30, 2026	% Change vs. Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	RASM
Domestic	$3,704	9%	(1)%	1%	10%	9%
Latin America	145	(21)%	(27)%	(28)%	9%	9%
Pacific	170	7%	4%	(2)%	3%	16%
Atlantic	46	n/a	n/a	n/a	n/a	n/a
Total	$4,065	9%	(1)%	1%	10%	9%

Passenger revenue

Passenger revenue increased by $289 million, or 9%, primarily driven by higher yields supported by increased premium revenue, loyalty program award redemption on our airlines, and managed corporate travel. Premium revenue reflected strong demand, the completion of cabin retrofits that added additional first and premium class seats, and additional revenue from newly launched transatlantic service from Seattle to Rome, London Heathrow, and Reykjavik. These increases were partially offset by softer demand in certain leisure markets, including Hawai'i, where significant rainfall earlier in the year impacted spring break and peak summer bookings in the second quarter.

Loyalty program other revenue

Loyalty program other revenue increased by $48 million, or 23%, primarily due to the launch of the Summit Visa Infinite premium credit card and the Atmos Rewards program in August 2025. The launch drove higher commission revenue from bank card and third-party partners, supported by growth in total active members and higher consumer spend. The increase also reflected continued benefits from the extension and expansion of Alaska's co-branded credit card agreement with Bank of America, executed in the first quarter of 2026.

Cargo and other revenue

Cargo and other revenue increased by $24 million, or 17%, primarily driven by improved economics under Alaska's ATSA with Amazon resulting from the amended agreement executed in the first quarter of 2026. Growth in international cargo volumes supported by expanded long-haul service and increased cargo connectivity across the combined network also contributed to the increase.

OPERATING EXPENSES

Total operating expenses increased by $806 million, or 24%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2026	2025	% Change
Aircraft fuel	$1,305	$700	86%
Non-fuel operating expenses, excluding special items	2,886	2,671	8%
Special items - operating	42	56	(25)%
Total Operating Expenses	$4,233	$3,427	24%

Aircraft fuel

Aircraft fuel expense consists primarily of raw fuel expense, which generally reflects the "into-plane" price paid at the airport, as well as other taxes and fees. Raw fuel prices are influenced by global crude oil prices and refining costs, which can vary by region in the U.S. We primarily purchase fuel based on U.S. West Coast and Singapore jet fuel prices.

	Three Months Ended June 30,
(in millions)	2026	2025	% Change
Crude oil	$684	$453	51%
Refining margins	517	164	215%
Other(a)	104	83	25%
Aircraft fuel	$1,305	$700	86%
Fuel gallons	295	293	1%
Fuel cost per gallon	$4.43	$2.39	85%
(a) Includes taxes and other into-plane costs.

Aircraft fuel expense increased $605 million, or 86%, due to higher per gallon fuel costs driven by elevated refining margins and crude oil prices.

Future fuel cost expectations are highly sensitive to disruption in crude oil supplies and refineries, which have been significantly impacted by recent geopolitical events. We expect that fuel costs will remain elevated and volatile until these disruptions are resolved.

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items. Generally, we expect these expenses to increase in line with capacity, fleet size, and growth of the Company's operations. Significant or unusual changes compared to 2025 are more fully described below.

	Three Months Ended June 30,
(in millions)	2026	2025	% Change
Wages and benefits	$1,239	$1,165	6%
Variable incentive pay	65	61	7%
Aircraft maintenance	256	240	7%
Aircraft rent	64	64	—%
Landing fees and other rentals	305	278	10%
Contracted services	158	146	8%
Selling expenses	115	105	10%
Depreciation and amortization	207	199	4%
Food and beverage service	107	97	10%
Third-party regional carrier expense	68	69	(1)%
Other	302	247	22%
Total non-fuel operating expenses, excluding special items	$2,886	$2,671	8%

Wages and benefits

Wages and benefits increased by $74 million, or 6%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2026	2025	% Change
Wages	$927	$888	4%
Payroll taxes	75	61	23%
Medical and other benefits	138	124	11%
Defined contribution plans	92	85	8%
Pension - Defined benefit plans	7	7	—%
Total Wages and benefits	$1,239	$1,165	6%

Wages increased $39 million, or 4%, driven by higher wage rates across multiple labor groups. Payroll taxes increased due to higher wages and payroll tax expense associated with a one-time employee recognition award. Medical and other benefits increased $14 million, or 11%, driven by higher claim volume and large value claims.

Landing fees and other rentals

Landing fees and other rentals increased by $27 million, or 10%, primarily driven by higher terminal rents resulting from rate increases and growth across the network. Landing fees increased primarily due to higher landed weights.

Selling expenses

Selling expenses increased by $10 million, or 10%, primarily driven by higher credit card commissions and distribution costs associated with increased bookings and higher fares. The increase was partially offset by improved rates on credit card vendor rebates.

Food and beverage services

Food and beverage services increased by $10 million, or 10%, driven by additional onboard offerings and higher costs for food, food service supplies, and transportation.

Other expense

Other expense increased by $55 million, or 22%, due to a $25 million nonrecurring gain recognized in 2025 from the sale of four B737-900 aircraft, a $20 million one-time employee recognition award, and increased software costs.

Special items - operating

In the second quarter of 2026, we recorded $42 million of operating special items compared to $56 million in the same period in 2025. Refer to Note 10 to the condensed consolidated financial statements for details.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2026 TO SIX MONTHS ENDED JUNE 30, 2025

OPERATING REVENUE

Total operating revenue increased by $524 million, or 8%. The changes are summarized in the following table.

	Six Months Ended June 30,
(in millions)	2026	2025	% Change
Passenger revenue	$6,564	$6,163	7%
Loyalty program other revenue	485	417	16%
Cargo and other revenue	316	261	21%
Total Operating Revenue	$7,365	$6,841	8%

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results for the six months ended June 30, 2026.

	Six Months Ended June 30, 2026	% Change vs. Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	RASM
Domestic	$6,635	7%	—%	2%	7%	6%
Latin America	362	(16)%	(23)%	(21)%	8%	8%
Pacific	322	4%	8%	4%	(3)%	3%
Atlantic	46	n/a	n/a	n/a	n/a	n/a
Total	$7,365	7%	—%	1%	7%	6%

Passenger revenue

Passenger revenue increased by $401 million, or 7%, primarily driven by higher yields supported by increased premium revenue, loyalty program award redemption on our airlines, and managed corporate travel. Premium revenue reflected strong demand, the completion of cabin retrofits that added additional first and premium class seats, and additional revenue from newly launched transatlantic service from Seattle to Rome, London Heathrow, and Reykjavik. These increases were partially offset by softer demand in certain leisure markets, including Puerto Vallarta and Hawai'i, during spring break and peak summer travel in 2026.

Loyalty program other revenue

Loyalty program other revenue increased by $68 million, or 16%, primarily due to the launch of the Summit Visa Infinite premium credit card and the Atmos Rewards program in August 2025. The launch drove higher commission revenue from bank card and third-party partners, supported by growth in total active members and higher consumer spend. In addition, Alaska extended and expanded its co-branded credit card agreement with Bank of America in 2026, which also contributed to the increase.

Cargo and other revenue

Cargo and other revenue increased by $55 million, or 21%, primarily driven by improved economics under Alaska's ATSA with Amazon resulting from the amended agreement executed in 2026. Growth in international cargo volumes supported by expanded long-haul service and increased cargo connectivity across the combined network also contributed to the increase.

OPERATING EXPENSES

Total operating expenses increased by $1.1 billion, or 16%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2026	2025	% Change
Aircraft fuel	$2,101	$1,381	52%
Non-fuel operating expenses, excluding special items	5,634	5,233	8%
Special items - operating	77	147	(48)%
Total Operating Expenses	$7,812	$6,761	16%

Aircraft fuel

Aircraft fuel expense increased by $720 million, or 52%, due to higher per gallon fuel costs driven by elevated refining margins and crude oil prices. The elements of the change are illustrated in the table:

	Six Months Ended June 30,
(in millions)	2026	2025	% Change
Crude oil	$1,153	$905	27%
Refining margins	771	316	144%
Other(a)	177	160	11%
Aircraft fuel	$2,101	$1,381	52%
Fuel gallons	562	556	1%
Fuel cost per gallon	$3.74	$2.49	50%
(a) Includes taxes and other into-plane costs.

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items. Generally, we expect these expenses to increase in line with capacity, fleet size, and growth of the Company's operations. Significant or unusual changes compared to 2025 are discussed in more detail below.

	Six Months Ended June 30,
(in millions)	2026	2025	% Change
Wages and benefits	$2,481	$2,292	8%
Variable incentive pay	95	123	(23)%
Aircraft maintenance	472	460	3%
Aircraft rent	125	126	(1)%
Landing fees and other rentals	596	520	15%
Contracted services	309	291	6%
Selling expenses	214	205	4%
Depreciation and amortization	411	393	5%
Food and beverage service	202	182	11%
Third-party regional carrier expense	124	133	(7)%
Other	605	508	19%
Total non-fuel operating expenses, excluding special items	$5,634	$5,233	8%

Wages and benefits

Wages and benefits increased by $189 million, or 8%. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2026	2025	% Change
Wages	$1,856	$1,735	7%
Payroll taxes	140	126	11%
Medical and other benefits	284	246	15%
Defined contribution plans	187	171	9%
Pension - Defined benefit plans	14	14	—%
Total Wages and benefits	$2,481	$2,292	8%

Wages increased by $121 million, or 7%, driven by higher wage rates across multiple labor groups. Payroll taxes increased due to higher wages and payroll tax expense associated with a one-time employee recognition award. Medical and other benefits increased $38 million, or 15%, driven by higher claim volume and large value claims. Defined contribution plans increased $16 million, or 9%, consistent with wage increases.

Variable incentive pay

Variable incentive pay decreased by $28 million, or 23%, primarily driven by a lower expected payout under the Company's Performance-Based Pay program, reflecting lower profitability driven by elevated fuel prices in the first half of 2026. The decrease was also due to a pause in the Company's Operational Performance Rewards program for 2026. These effects were partially offset by a higher wage base in 2026.

Landing fees and other rentals

Landing fees and other rentals increased by $76 million, or 15%, primarily driven by higher terminal rents resulting from rate increases and growth across the network. Landing fees increased primarily due to higher landed weights. Nonrecurring favorable settlements received from certain airports in 2025 also contributed to the year-over-year increase.

Food and beverage service

Food and beverage service increased by $20 million, or 11%, driven by additional onboard offerings and higher costs for food, food service supplies, and transportation.

Other expense

Other expense increased by $97 million, or 19%, due to a $25 million nonrecurring gain recognized in 2025 from the sale of four B737-900 aircraft, a $20 million one-time employee recognition award, and increased software costs.

Special items - operating

In the first six months of 2026, we recorded $77 million of operating special items, compared to $147 million in the same period in 2025. Refer to Note 10 to the consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we held $3.8 billion in available liquidity, including unrestricted cash, marketable securities, and an undrawn credit facility. In the first six months of 2026, the Company obtained approximately $1.1 billion in new financing and exercised the accordion feature of its revolving credit facility, increasing the aggregate commitment amount from $850 million to $1.1 billion. As of June 30, 2026, we also had approximately $20 billion of unencumbered assets, including 131 aircraft and the unencumbered portion of our loyalty program assets. We expect our current unrestricted cash and marketable securities balance, combined with our available sources of liquidity, to be sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

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

Cash provided by operating activities was $606 million during the first six months of 2026, compared to $835 million during the first six months of 2025. The $229 million decrease was primarily driven by higher fuel prices throughout the year, partially offset by increased cash collected from advance ticket sales and other favorable working capital changes.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment are the primary use of our investing cash flow. In 2026, we plan to incur approximately $1.4 billion to $1.5 billion in capital expenditures. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $635 million during the first six months of 2026, compared to $747 million during the first six months of 2025. The $112 million decrease in cash used was primarily driven by $218 million in reduced property and equipment expenditures, due to fewer aircraft deliveries in 2026 and the schedule of Alaska's advance deposit payments with Boeing. This activity was partially offset by $32 million in incremental cash outflows related to marketable securities activity and proceeds of $53 million in 2025 from the sale of four B737-900 aircraft.

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

Cash provided by financing activities was $472 million during the first six months of 2026, compared to cash used in financing activities of $544 million during the first six months of 2025. The $1.0 billion increase was primarily attributable to $1.1 billion of proceeds from new financing agreements and $285 million in reduced share repurchases, partially offset by $169 million in incremental debt repayments.

Indicators of financial condition and liquidity

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2026	December 31, 2025	Change
Unrestricted cash, marketable securities, and unused line of credit	$3,762	$2,973	27%
Trailing twelve months' revenue(a)	$14,763	$14,239	4%
Liquidity as a percentage of trailing twelve months' revenue	25%	21%	4 pts

Long-term debt and finance leases, net of current portion	$5,783	$4,834	20%
Shareholders' equity	$3,670	$4,118	(11)%
(a) Trailing twelve months' revenue as of June 30, 2026 can be reconciled using the most recent four quarters as filed with the SEC.

Debt-to-capitalization, including leases
(in millions)	June 30, 2026	December 31, 2025	Change
Long-term debt and finance leases, net of current portion	$5,783	$4,834	20%
Operating lease liabilities, net of current portion	1,164	1,141	2%
Adjusted debt, net of current portion	$6,947	$5,975	16%
Shareholders' equity	3,670	4,118	(11)%
Total Invested Capital	$10,617	$10,093	5%

Debt-to-capitalization ratio	65%	59%	6 pts

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

As of June 30, 2026, Alaska had firm orders to purchase 168 B737 aircraft with deliveries expected between 2027 and 2035, and firm orders to purchase 12 B787 aircraft with deliveries expected between 2026 and 2032. Alaska also had rights for 71 additional B737 aircraft through 2035. Horizon had a firm order to purchase one E175 aircraft with delivery in 2026. Subsequent to the quarter, Alaska executed lease agreements for four B737-800 freighters, with deliveries in 2026.

Boeing continues to experience aircraft delivery delays attributable to supplier availability, production challenges, and regulatory approval processes. These factors represent known uncertainties that may continue to affect the timing of aircraft deliveries. The table below reflects Boeing’s most recent communications and management’s current estimates.

	Actual Fleet	Anticipated Fleet Activity
Aircraft	June 30, 2026	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027	2028 Changes	Dec 31, 2028
Mainline Fleet:
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	2	4	6	—	6	—	6
A330-300 Freighters(a)	10	1	11	—	11	—	11
A321-200neo	18	—	18	—	18	—	18
A330-200	24	—	24	—	24	(4)	20
B717-200(b)	19	—	19	—	19	—	19
B737-700	11	—	11	—	11	—	11
B737-800	59	—	59	—	59	—	59
B737-900ER	79	—	79	—	79	—	79
B737-8	20	—	20	5	25	—	25
B737-9	80	—	80	—	80	—	80
B737-10	—	—	—	25	25	25	50
B787-9	5	1	6	1	7	—	7
B787-10	—	—	—	—	—	4	4
Total Mainline Fleet	330	6	336	31	367	25	392
Regional Fleet:
E175 operated by Horizon	49	1	50	—	50	—	50
E175 operated by third party	43	—	43	—	43	—	43
Total Regional Fleet	92	1	93	—	93	—	93
Total Air Group Fleet	422	7	429	31	460	25	485
(a) A330-300 freighter aircraft utilized under the ATSA with Amazon.
(b) Retirement of the B717-200 aircraft is expected to begin in 2028 as part of the planned transition of Neighbor Island operations to Boeing 737-800 aircraft.

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

GAAP TO NON-GAAP RECONCILIATIONS

Pretax Income (Loss), Net Income (Loss), and Earnings (Loss) per Share, adjusted

	Three Months Ended June 30,
	2026				2025
(in millions, except per share amounts)	Loss Before Income Tax	Income Tax	Net Loss	Per Share	Income Before Income Tax	Income Tax	Net Income	Per Share
GAAP	$(214)	$(138)	$(76)	$(0.68)	$238	$66	$172	$1.42
Adjusted for:
Losses (gains) on foreign debt and other	(4)				1
Special items - operating	42				56
Total adjustments	$38	$64	$(26)	$(0.24)	$57	$14	$43	$0.36
Adjusted	$(176)	$(74)	$(102)	$(0.92)	$295	$80	$215	$1.78
GAAP pretax margin	(5.3)%				6.4%
Adjusted pretax margin	(4.3)%				8.0%

	Six Months Ended June 30,
	2026				2025
(in millions, except per share amounts)	Loss Before Income Tax	Income Tax	Net Loss	Per Share	Income Before Income Tax	Income Tax	Net Income	Per Share
GAAP	$(531)	$(262)	$(269)	$(2.39)	$5	$(1)	$6	$0.05
Adjusted for:
Losses (gains) on foreign debt and other	(7)				3
Special items - operating	77				147
Total adjustments	$70	$95	$(25)	$(0.22)	$150	$36	$114	$0.92
Adjusted	$(461)	$(167)	$(294)	$(2.61)	$155	$35	$120	$0.97
GAAP pretax margin	(7.2)%				0.1%
Adjusted pretax margin	(6.3)%				2.3%

CASMex Reconciliation

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except unit metrics)	2026		2025		2026		2025
Total operating expenses	$4,233		$3,427		$7,812		$6,761
Less the following components:
Aircraft fuel	1,305		700		2,101		1,381
Freighter costs	52		48		104		89
Performance-based pay	64		49		92		101
Special items - operating	42		56		77		147
Adjusted operating expenses	$2,770		$2,574		$5,438		$5,043

ASMs	24,306		24,058		45,876		45,277
CASMex	11.40	¢	10.70	¢	11.85	¢	11.14	¢

Adjusted Capital Expenditures Reconciliation

	Six Months Ended June 30,
(in millions)	2026	2025
Aircraft, aircraft purchase deposits and other flight equipment	$415	$613
Other property and equipment	108	128
Capital expenditures	523	741
Adjusted for:
Property and equipment acquired through the issuance of debt	48	69
Proceeds from sales of aircraft and other equipment	(7)	(62)
Adjusted capital expenditures	$564	$748

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2026. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, including the Company’s chief executive officer and chief financial officer, evaluated the Company’s disclosure controls and procedures and concluded that they were effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2025 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The below table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2026. The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in December 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2026 - April 30, 2026	1,249,451	$37.79
May 1, 2026 - May 31, 2026	—	—
June 1, 2026 - June 30, 2026	—	—
Total	1,249,451	$37.79	$180

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	May 14, 2025	3.3
3.2	Amended and Restated Bylaws of Registrant	8-K	May 14, 2025	3.4
10.1*†	Alaska Air Group Performance Based Pay Plan, Amended and Restated May 12, 2026	10-Q
10.2*†	Alaska Air Group, Inc. Employee Stock Purchase Plan, as Amended for the Offering Period Commencing May 1, 2026	10-Q
10.3#†	Indenture Providing for Issuance of Debt Securities, dated as of May 12, 2026, by and between Alaska Airlines, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	10-Q
10.4#†
First Supplemental Indenture Providing for Issuance of Debt Securities, dated as of May 12, 2026, by and among Alaska Airlines, Inc., as issuer, Alaska Air Group, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee
10-Q
10.5#†
Second Amendment to Term Loan Credit and Guaranty Agreement, dated as of May 12, 2026, by and among AS Mileage Plan IP Ltd., as borrower, Alaska Air Group, Inc., Alaska Airlines, Inc., and AS Mileage Plan Holdings Ltd., as guarantors, and Bank of America, N.A., as administrative agent and designated lender
10-Q
10.6#†
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2026, among Alaska Airlines, Inc., as borrower, Alaska Air Group, Inc. and Hawaiian Airlines, Inc., as guarantors, Citibank, N.A. as administrative agent, and the consenting lenders
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

August 4, 2026