Form 10-Q
period 2026-09-30
ALASKA AIR GROUP, INC.
filed 2026-11-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 112,776,404 common shares, par value $0.01, outstanding at October 31, 2026.

This document is also available on our website at https://investor.alaskaair.com.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$835	$627
Restricted cash	34	28
Marketable securities	1,396	1,496
Receivables - net	656	565
Inventories and supplies - net	249	203
Prepaid expenses	234	278
Other current assets	37	69
Total Current Assets	3,441	3,266
Property and equipment - net of accumulated depreciation and amortization of $5,377 and $4,945	12,280	11,857
Operating lease assets	1,325	1,268
Goodwill	2,723	2,723
Intangible assets - net of accumulated amortization of $116 and $74	773	815
Other noncurrent assets	487	432
Total Noncurrent Assets	17,588	17,095
Total Assets	$21,029	$20,361
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$443	$324
Accrued wages, vacation and payroll taxes	853	881
Air traffic liability	2,129	1,689
Other accrued liabilities	1,154	1,055
Deferred revenue	1,854	1,722
Current portion of long-term debt and finance leases	890	721
Current portion of operating lease liabilities	222	197
Total Current Liabilities	7,545	6,589
Long-term debt and finance leases, net of current portion	5,269	4,834
Operating lease liabilities, net of current portion	1,138	1,141
Deferred income taxes	909	1,004
Deferred revenue	1,690	1,711
Obligation for pension and post-retirement medical benefits	324	369
Other liabilities	624	595
Total Noncurrent Liabilities	9,954	9,654
Commitments and Contingencies (Note 6)
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2026 - 147,152,378 shares; 2025 - 145,115,659 shares, Outstanding: 2026 - 111,631,476 shares; 2025 - 115,530,889 shares	1	1
Capital in excess of par value	1,053	961
Treasury stock (common), at cost: 2026 - 35,520,902 shares; 2025 - 29,584,770 shares	(1,951)	(1,701)
Accumulated other comprehensive loss	(187)	(173)
Retained earnings	4,614	5,030
Total Shareholders' Equity	3,530	4,118
Total Liabilities and Shareholders' Equity	$21,029	$20,361

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Operating Revenue
Passenger revenue	$3,885	$3,424	$10,449	$9,587
Loyalty program other revenue	263	200	748	617
Cargo and other revenue	160	142	476	403
Total Operating Revenue	4,308	3,766	11,673	10,607

Operating Expenses
Wages and benefits	1,287	1,226	3,768	3,518
Variable incentive pay	68	71	163	194
Aircraft fuel	1,214	761	3,315	2,142
Aircraft maintenance	257	238	729	698
Aircraft rent	66	64	191	190
Landing fees and other rentals	333	305	929	825
Contracted services	163	151	472	442
Selling expenses	118	107	332	312
Depreciation and amortization	216	203	627	596
Food and beverage service	110	100	312	282
Third-party regional carrier expense	71	72	195	205
Other	298	256	903	764
Special items - operating	25	64	102	211
Total Operating Expenses	4,226	3,618	12,038	10,379
Operating Income (Loss)	82	148	(365)	228

Non-operating Income (Expense)
Interest income	22	23	62	71
Interest expense	(97)	(70)	(259)	(202)
Interest capitalized	14	8	37	29
Other - net	(3)	2	12	(10)
Total Non-operating Expense	(64)	(37)	(148)	(112)
Income (Loss) Before Income Tax	18	111	(513)	116
Income tax expense (benefit)	165	38	(97)	37
Net Income (Loss)	$(147)	$73	$(416)	$79

Basic Earnings (Loss) Per Share:	$(1.32)	$0.63	$(3.70)	$0.66
Diluted Earnings (Loss) Per Share:	$(1.32)	$0.62	$(3.70)	$0.65
Weighted Average Shares Outstanding used for computation:
Basic	111.611	115.287	112.334	119.061
Diluted	111.611	117.500	112.334	121.193

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss)	$(147)	$73	$(416)	$79
Other comprehensive income (loss), net of tax
Marketable securities	(19)	5	(28)	20
Employee benefit plans	1	1	1	5
Interest rate derivative instruments	6	(1)	13	(9)
Total other comprehensive income (loss), net of tax	$(12)	$5	$(14)	$16

Total Comprehensive Income (Loss), Net of Tax	$(159)	$78	$(430)	$95

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2025	115.531	$1	$961	$(1,701)	$(173)	$5,030	$4,118
Net loss	—	—	—	—	—	(193)	(193)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Common stock repurchase	(4.687)	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	24	—	—	—	24
Stock issued under stock plans	0.516	—	(12)	—	—	—	(12)
Balance at March 31, 2026	111.360	$1	$973	$(1,904)	$(176)	$4,837	$3,731
Net loss	—	—	—	—	—	(76)	(76)
Other comprehensive income	—	—	—	—	1	—	1
Common stock repurchase	(1.249)	—	—	(47)	—	—	(47)
Stock-based compensation	0.033	—	20	—	—	—	20
Stock issued for employee stock purchase plan	1.310	—	43	—	—	—	43
Stock issued under stock plans	0.113	—	(2)	—	—	—	(2)
Balance at June 30, 2026	111.567	$1	$1,034	$(1,951)	$(175)	$4,761	$3,670
Net loss	—	—	—	—	—	(147)	(147)
Other comprehensive loss	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	20	—	—	—	20
Stock issued under stock plans	0.064	—	(1)	—	—	—	(1)
Balance at September 30, 2026	111.631	$1	$1,053	$(1,951)	$(187)	$4,614	$3,530

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2024	123.119	$1	$811	$(1,131)	$(239)	$4,930	$4,372
Net loss	—	—	—	—	—	(166)	(166)
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(1.766)	—	—	(107)	—	—	(107)
Stock-based compensation	0.005	—	22	—	—	—	22
CARES Act warrant issuance	0.810	—	—	—	—	—	—
Stock issued under stock plans	0.717	—	11	—	—	—	11
Balance at March 31, 2025	122.885	$1	$844	$(1,238)	$(234)	$4,764	$4,137
Net income	—	—	—	—	—	172	172
Other comprehensive income	—	—	—	—	6	—	6
Common stock repurchase	(8.721)	—	—	(428)	—	—	(428)
Stock-based compensation	0.009	—	17	—	—	—	17
Stock issued for employee stock purchase plan	1.023	—	39	—	—	—	39
Stock issued under stock plans	0.080	—	(1)	—	—	—	(1)
Balance at June 30, 2025	115.276	$1	$899	$(1,666)	$(228)	$4,936	$3,942
Net income	—	—	—	—	—	73	73
Other comprehensive income	—	—	—	—	5	—	5
Common stock repurchase	(0.087)	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	15	—	—	—	15
Stock issued under stock plans	0.044	—	(1)	—	—	—	(1)
Balance at September 30, 2025	115.233	$1	$913	$(1,671)	$(223)	$5,009	$4,029

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(416)	$79
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	627	596
Stock-based compensation and other	64	(9)
Non-cash special items	—	52
Changes in certain assets and liabilities:
Changes in deferred income taxes	(98)	37
Increase in accounts receivable	(94)	(26)
Increase in air traffic liability	440	226
Increase in deferred revenue	111	177
Other - net	121	(68)
Net cash provided by operating activities	755	1,064
Cash Flows from Investing Activities:
Property and equipment additions
Aircraft, aircraft purchase deposits, and other flight equipment	(790)	(744)
Other property and equipment	(175)	(219)
Purchases of marketable securities	(1,014)	(1,239)
Sales and maturities of marketable securities	1,090	1,047
Other investing activities	(3)	159
Net cash used in investing activities	(892)	(996)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,099	378
Long-term debt payments	(511)	(389)
Common stock repurchases	(250)	(540)
Other financing activities	29	61
Net cash provided by (used in) financing activities	367	(490)
Net increase (decrease) in cash and cash equivalents	230	(422)
Cash, cash equivalents, and restricted cash at beginning of period	684	1,257
Cash, cash equivalents, and restricted cash at end of period	$914	$835

Supplemental disclosure:
Cash paid during the period for:
Interest, net of amount capitalized	$191	$177
Non-cash transactions:
Right-of-use assets acquired through operating leases	$206	$167
Property and equipment acquired through the issuance of debt	$72	$69

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$835	$778
Restricted cash	34	28
Restricted cash included in Other noncurrent assets	45	29
Total cash, cash equivalents, and restricted cash at end of period	$914	$835

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

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses, including impairment charges. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results for the entire year.

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

Income taxes

In the third quarter of 2026, the Company revised its full-year outlook from a pretax income to a pretax loss primarily due to elevated fuel prices. This reduced the Company's estimated annual effective tax rate (AETR), which lowered the expected tax benefit associated with previously recorded losses. As required under the AETR methodology, the Company recorded a corresponding adjustment to income tax expense in the third quarter, including $151 million related to the first and second quarters of 2026.

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220), which requires public entities to disclose disaggregated information about certain income statement line items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03, and we anticipate that upon adoption, we will be required to include additional disclosures within the notes accompanying our financial statements.

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

Passenger Revenue

Passenger revenue recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Passenger ticket revenue, net of taxes and fees	$3,296	$2,889	$8,801	$8,073
Passenger ancillary revenue	202	177	526	479
Loyalty program passenger revenue	387	358	1,122	1,035
Total Passenger revenue	$3,885	$3,424	$10,449	$9,587

The table below presents the Company's passenger revenue by principal geographic region (as defined by the U.S. Department of Transportation). Domestic passenger revenue includes operations in the U.S. and Canada. Latin America passenger revenue includes operations in Mexico, Costa Rica, Guatemala, and Belize. Pacific passenger revenue includes operations in the South Pacific, Australia, and Asia. Atlantic passenger revenue includes operations in Europe, which began in the second quarter of 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic	$3,586	$3,202	$9,521	$8,725
Latin America	85	100	403	480
Pacific	141	122	412	382
Atlantic	73	—	113	—
Total Passenger revenue	$3,885	$3,424	$10,449	$9,587

Loyalty Program Revenue

Loyalty program revenue included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Loyalty program passenger revenue	$387	$358	$1,122	$1,035
Loyalty program other revenue	263	200	748	617
Total Loyalty program revenue	$650	$558	$1,870	$1,652

Cargo and Other Revenue

Cargo and other revenue included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cargo revenue	$74	$70	$210	$194
Other revenue	86	72	266	209
Total Cargo and other revenue	$160	$142	$476	$403

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

The Company recognized Passenger revenue of $85 million and $72 million from the prior year-end air traffic liability balance for the three months ended September 30, 2026 and 2025, and $1.1 billion and $1.2 billion from the prior year-end air traffic liability balance for the nine months ended September 30, 2026 and 2025.

Loyalty program assets and liabilities

The Company records a receivable for amounts due from affinity card partners and from other partners as loyalty points are sold until the payments are collected. The Company had $171 million of such receivables as of September 30, 2026 and $154 million as of December 31, 2025.

The table below presents a roll forward of the total loyalty program liability. A HawaiianMiles transfer program with American Express was active in the first six months of 2025 and terminated on June 30, 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025
Total Deferred Revenue balance at January 1	$3,433	$3,256
Loyalty points and companion certificate redemption - Passenger revenue	(1,001)	(993)
Loyalty points redeemed on partner airlines - Loyalty program other revenue	(172)	(194)
Increase in liability for loyalty points issued	1,284	1,364
Total Deferred Revenue balance at September 30	$3,544	$3,433

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

Fair value of financial instruments measured on a recurring basis

As of September 30, 2026, cost basis and fair value for marketable securities were $1.4 billion. Differences in cost basis and fair value of marketable securities are primarily a result of changes in interest rates and general market conditions. The Company does not believe any unrealized losses are the result of credit quality based on its evaluation of industry and duration exposure, credit ratings of the securities, liquidity profiles, and other observable information as of September 30, 2026.

Fair values of financial instruments on the condensed consolidated balance sheets:

	September 30, 2026
(in millions)	Level 1	Level 2	Total
Marketable securities
U.S. government and agency securities	$303	$—	$303
Asset-backed securities	—	223	223
Mortgage-backed securities	—	159	159
Corporate notes and bonds	—	690	690
Other	10	11	21
Total Marketable securities	$313	$1,083	$1,396

	December 31, 2025
(in millions)	Level 1	Level 2	Total
Marketable securities
U.S. government and agency securities	$371	$—	$371
Asset-backed securities	—	231	231
Mortgage-backed securities	—	211	211
Corporate notes and bonds	—	663	663
Other	8	12	20
Total Marketable securities	$379	$1,117	$1,496
The fair value of interest rate swaps on the balance sheet was not material as of September 30, 2026 and December 31, 2025.

Activity and maturities for marketable securities

Maturities for marketable securities:

September 30, 2026 (in millions)	Cost Basis	Fair Value
Due in one year or less	$388	$387
Due after one year through five years	883	866
Due after five years through ten years	134	129
Due after ten years	4	4
No maturity date	6	10
Total	$1,415	$1,396

Fair value of other financial instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Debt: The estimated fair value of substantially all fixed-rate debt and certain variable-rate debt is classified as Level 2. The estimated fair value of $728 million of certain variable-rate and fixed-rate debt, including Payroll Support Program (PSP) notes payable and Japanese Yen denominated debt, is classified as Level 3.

Fixed-rate debt on the condensed consolidated balance sheets and the estimated fair value of long-term fixed-rate debt:

(in millions)	September 30, 2026	December 31, 2025
Fixed-rate debt	$2,509	$2,761
Estimated fair value	$2,421	$2,756

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, operating and finance lease assets, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairments were recorded during the three and nine months ended September 30, 2026.

Equity method and other investments

Air Group, through its Alaska Star Ventures entity, has made investments in funds and companies related to aviation innovation and sustainability. We account for investments under the equity method if we are able to exercise significant influence over the investee. We record our share of our equity method investees’ financial results within the non-operating expense section of the consolidated statements of operations. Investments in which we do not have significant influence are recorded at fair value or at cost, adjusted for any changes in price or impairments, if the fair value is not readily determinable. As of September 30, 2026 and December 31, 2025, the combined carrying value of these investments included in Other noncurrent assets in the consolidated balance sheets was $87 million and $74 million.

NOTE 4. DEBT

Debt obligations on the condensed consolidated balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Fixed-rate notes payable due through 2038	$204	$115
Fixed-rate PSP notes payable due through 2031	—	630
Fixed-rate EETCs payable due through 2027	512	715
Fixed-rate Japanese Yen denominated notes payable due through 2031	43	51
Fixed-rate unsecured notes payable due through 2031	500	—
Variable-rate Japanese Yen denominated notes payable due through 2033	136	149
Variable-rate PSP notes payable due through 2031	684	62
Variable-rate notes payable due through 2038	1,463	1,639
Loyalty financing, variable-rate term loan facility due through 2033	1,236	743
Loyalty financing, fixed-rate notes due through 2031	1,250	1,250
Less debt issuance costs	(52)	(45)
Total debt	5,976	5,309
Less current portion	763	540
Long-term debt, less current portion	$5,213	$4,769

Weighted-average fixed-interest rate	5.3%	3.9%
Weighted-average variable-interest rate	5.5%	5.2%

Approximately $596 million of the Company's total variable-rate notes payable are effectively fixed via interest rate swaps, resulting in an effective weighted-average interest rate for the full debt portfolio of 5.4%. In 2026, all PSP debt was adjusted from a fixed-rate to a variable-rate, in accordance with the terms of the loan agreement.

Senior notes

In the second quarter of 2026, Alaska issued $500 million of unsecured senior notes due 2031, bearing an interest rate of 6.5%, which are fully and unconditionally guaranteed by Alaska Air Group, Inc.

Term loan facility

In the second quarter of 2026, the Company, through a wholly-owned subsidiary, entered into an amendment to its existing term loan credit agreement and incurred an additional $500 million senior secured term loan facility. The facility is secured by assets associated with the Atmos Rewards loyalty program and bears interest at a variable rate equal to SOFR plus a specified margin.

Other financing

In addition to the senior notes and term loan financing described above, $183 million of new debt was incurred during the nine months ended September 30, 2026. New debt includes proceeds of $111 million, secured by aircraft, and $72 million which was incurred as part of an agreement to finance certain E175 deliveries. Debt from the E175 financing is reflected as a non-cash transaction within the supplemental disclosures in the unaudited condensed consolidated statements of cash flows.

The Company, through its wholly-owned subsidiaries, made scheduled debt payments of $398 million and prepayments of $113 million during the nine months ended September 30, 2026.

Debt maturity

At September 30, 2026, debt principal payments for the next five years and thereafter are as follows:

(in millions)	Total
Remainder of 2026	$65
2027	783
2028	347
2029	896
2030	287
Thereafter	3,669
Total Principal Payments(a)	$6,047
(a) The Company recognized the long-term debt assumed in the Hawaiian acquisition at fair value as of the acquisition date. As a result, the amount in the condensed consolidated balance sheets will not equal the total balance of remaining principal payments presented in this table.

Bank lines of credit

Alaska has a revolving credit facility, which is secured by a combination of Alaska and Hawaiian aircraft, slots, gates, routes, and other eligible assets. In the second quarter of 2026, the Company exercised the facility's accordion feature, increasing the aggregate commitment amount from $850 million to $1.1 billion. The facility has a variable interest rate based on SOFR plus a specified margin and expires in September 2029. As of September 30, 2026, the Company had no outstanding borrowing under this facility.

Alaska has a second credit facility for $106 million, expiring in June 2027, which is secured by aircraft. Alaska has secured letters of credit against this facility.

Covenants

Certain debt agreements and credit facilities contain customary financial covenants, including compliance with certain debt service coverage ratios and minimum liquidity requirements. The Company and its subsidiaries were in compliance with these covenants as of September 30, 2026.

NOTE 5. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified pension plans include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$8	$7	$22	$21
Pension expense included in Wages and benefits	8	7	22	21

Interest cost	31	33	90	98
Expected return on assets	(38)	(37)	(113)	(111)
Recognized actuarial loss	—	3	2	9
Pension expense included in Non-operating Expense	$(7)	$(1)	$(21)	$(4)
NOTE 6. COMMITMENTS AND CONTINGENCIES

Aircraft commitments

Alaska and Hawaiian have contractual commitments for aircraft with Boeing. The amounts disclosed below reflect commitments for firm aircraft. Option deliveries are excluded until exercise.

Boeing continues to experience aircraft delivery delays attributable to supplier availability and production challenges. These factors represent known uncertainties that may continue to affect the timing of aircraft deliveries. The table below reflects Boeing’s most recent communications and management’s current estimates.

Details for contractual aircraft delivery commitments as of September 30, 2026:

	Firm Orders	Options and Other Rights
Aircraft Type	2026-2035	2028-2035
B737	168	71
B787	12	—
Total	180	71

Capacity purchase agreement (CPA) commitments

Alaska has obligations associated with its CPA with SkyWest. The amounts disclosed below consider certain assumptions regarding the level of flying performed by the carrier on behalf of Alaska and exclude lease costs associated with the CPA.

A summary of aircraft and capacity purchase agreement commitments as of September 30, 2026:

(in millions)	Aircraft	Capacity Purchase Agreements
Remainder of 2026	$340	$53
2027	1,738	215
2028	1,618	221
2029	1,189	227
2030	1,050	153
Thereafter	4,264	160
Total	$10,199	$1,029

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

As part of the 2016 acquisition of Virgin America, Alaska assumed responsibility for the Virgin trademark license agreement with the Virgin Group. In 2019, pursuant to that agreement's venue provision, the Virgin Group sued Alaska in England, alleging that the agreement requires Alaska to pay $8 million per year as a minimum annual royalty through 2039, adjusted annually for inflation and irrespective of Alaska's actual use (or non-use) of the mark. Alaska stopped making royalty payments in 2019 after ending all use of the Virgin brand. On February 16, 2023, the commercial court issued a ruling adopting Virgin Group’s interpretation of the license agreement. Alaska appealed the decision. On June 11, 2024, the appellate court issued a final decision affirming the lower court ruling in favor of the Virgin Group. Alaska also commenced a separate claim for breach of the agreement against the Virgin Group that may affect Alaska’s total liability in the matter. In 2025, Alaska was ordered to pay Virgin Group $32 million, representing past due royalties through September 2022, when Alaska commenced its separate claim against Virgin Group. Alaska holds an accrual for $47 million in Other accrued liabilities in the condensed consolidated balance sheets, representing the expenses associated with the trademark license agreement incurred through September 30, 2026, and management's current estimate of the amount due to the Virgin Group.

Other legal proceedings

In October 2023, an aviation accident occurred during a training flight operated by Hillsboro Aero Academy (“Hillsboro”), an independently owned and operated and FAA-regulated Part 141-certified flight school in Oregon. This accident resulted in the death of a Hillsboro student and flight instructor and significant injuries to another Hillsboro student onboard. Both students were members of Ascend Pilot Academy, a program designed to provide Hillsboro students, upon graduation from Hillsboro and completion of other flight training requirements, an opportunity to interview for pilot positions with Horizon. Alaska Airlines and Horizon did not provide the students’ flight training or employ the instructor. Multiple lawsuits were filed in numerous courts in Washington and Oregon by parties impacted by the accident, naming Hillsboro, Alaska, and Horizon as defendants. The lawsuits allege, among other things, that Alaska and Horizon, along with Hillsboro, bear responsibility for the accident and for plaintiffs’ resulting economic and non-economic damages. Subsequent to quarter end, the Company reached a settlement in principle to resolve all claims by the estate of the deceased student. The Company recorded its contribution to the settlement, which is not material, to the unaudited condensed consolidated financial statements, within Special items – operating in the condensed consolidated statements of operations for the three months ended September 30, 2026. The lawsuit filed by the injured student remains ongoing. The Company disputes the allegations in that lawsuit and intends to vigorously defend against them.

The outcomes of legal proceedings and other contingencies are unpredictable and subject to significant uncertainty. The Company regularly evaluates developments in its legal proceedings to determine whether a loss is probable and reasonably estimable. Adverse outcomes in these proceedings could be material to the Company’s financial results in a particular period. For matters that are disclosed without an estimated loss or range of losses, a loss is either reasonably possible but not probable, or the amount of loss cannot be reasonably estimated or is immaterial.

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

NOTE 7. SHAREHOLDERS' EQUITY

Common stock repurchase

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. Under this program, the Company repurchased 5.9 million shares for $250 million during the nine months ended September 30, 2026 and 10.6 million shares for $540 million during the nine months ended September 30, 2025. As of September 30, 2026, $180 million remained available for repurchase under the program.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$(147)	$73	$(416)	$79

Basic weighted average shares outstanding	111.611	115.287	112.334	119.061
Dilutive effect of stock awards and stock warrants	—	2.213	—	2.132
Diluted weighted average shares outstanding	111.611	117.500	112.334	121.193

Basic earnings (loss) per share	$(1.32)	$0.63	$(3.70)	$0.66
Diluted earnings (loss) per share	$(1.32)	$0.62	$(3.70)	$0.65

Antidilutive amounts excluded from calculation:
Employee stock awards and warrants	3.1	1.0	3.0	1.3

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll forward of the amounts included in accumulated other comprehensive loss is shown below for the three and nine months ended September 30, 2026 and 2025:

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at June 30, 2026	$(5)	$(233)	$6	$57	$(175)
Change in value	(17)	—	8	(4)	(13)
Reclassifications into earnings	—	1	—	—	1
Balance at September 30, 2026	$(22)	$(232)	$14	$53	$(187)

Balance at December 31, 2025	$8	$(234)	$(3)	$56	$(173)
Change in value	(29)	—	17	(3)	(15)
Reclassifications into earnings	(1)	2	—	—	1
Balance at September 30, 2026	$(22)	$(232)	$14	$53	$(187)

(in millions)	Marketable Securities	Employee Benefit Plan	Interest Rate Derivatives	Tax Effect	Total
Balance at June 30, 2025	$(1)	$(299)	$(2)	$74	$(228)
Change in value	5	—	(1)	(1)	3
Reclassifications into earnings	1	2	—	(1)	2
Balance at September 30, 2025	$5	$(297)	$(3)	$72	$(223)

Balance at December 31, 2024	$(21)	$(305)	$9	$78	$(239)
Change in value	21	—	(12)	(3)	6
Reclassifications into earnings	5	8	—	(3)	10
Balance at September 30, 2025	$5	$(297)	$(3)	$72	$(223)

NOTE 10. SPECIAL ITEMS

The Company has classified certain operating activities as special items due to their unusual or infrequently occurring nature. Disclosing information about these items separately may assist with comparable year-over-year analysis and allow stakeholders to better understand Air Group's results of operations.

Special items for the three and nine months ended September 30, 2026 were $25 million and $102 million, respectively, and were primarily associated with the integration of Hawaiian Airlines, including employee-related costs, technology costs associated with the transition to a single passenger service system, and other merger costs, as well as certain litigation costs. Special items for the three and nine months ended September 30, 2025 were $64 million and $211 million, respectively, and were associated with the integration of Hawaiian Airlines, as well as changes to Alaska flight attendants' sick leave benefits pursuant to a collective bargaining agreement ratified in the first quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company and the present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025. This overview summarizes the MD&A, which includes the following sections:
•Third Quarter Review - highlights from the third quarter of 2026 outlining some of the major events that occurred during the period.
•Results of Operations - an in-depth analysis of our financial and operational results for the three and nine months ended September 30, 2026.

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

THIRD QUARTER REVIEW

We reported $18 million of income before income tax under GAAP for the third quarter of 2026, compared to $111 million for the third quarter of 2025. Refer below for a more detailed discussion of the items impacting these results.

Third quarter results were adversely impacted by elevated fuel costs, with per gallon fuel costs increasing 57% year over year. Strong underlying demand partially offset these pressures, as revenue increased 14.4% year-over-year, driven by an 11.7% increase in RASM. Revenue growth reflected demand for our premium and loyalty products, continued growth in managed corporate travel, and network optimization initiatives. CASMex increased 4.4%, reflecting higher labor and operating costs associated with continued growth, and a non-recurring gain of $32 million recognized in the prior-year period from the sale of eight B737-900 aircraft.

In September, we announced enhancements to Atmos Rewards, including greater flexibility in how members can earn points. Beginning in October, members can choose to earn points based on distance traveled, price paid, or segments flown, on flights departing on or after January 1, 2027. Additionally, we announced our intent to join the Atlantic and Pacific Joint International Businesses, which will increase global connectivity for our guests.

Subsequent to quarter end, we announced initiatives aimed at reducing our overhead expense, which are expected to drive approximately $100 million in savings in 2027. The initiatives included contractor and professional services reductions, as well as the implementation of a reduction in force that impacted approximately 200 employees. The initiatives were designed to preserve momentum on key strategic projects while reducing overhead spend. In connection with the reduction in force, we expect to incur approximately $11 million of costs, primarily related to severance and other employee termination benefits in the fourth quarter of 2026. These costs will be recognized within Special items - operating on the consolidated income statement.

RESULTS OF OPERATIONS

OPERATING STATISTICS

Below are operating statistics we use to measure operating performance. We often refer to unit revenue and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenue passengers (000)	15,706	15,879	(1.1)%	44,095	44,272	(0.4)%
RPMs (000,000) "traffic"	20,733	20,739	—%	58,045	58,174	(0.2)%
ASMs (000,000) "capacity"	25,031	24,447	2.4%	70,907	69,724	1.7%
Load factor	82.8%	84.8%	(2.0) pts	81.9%	83.4%	(1.5) pts
Yield	18.73¢	16.51¢	13.4%	18.00¢	16.48¢	9.2%
PRASM	15.52¢	14.00¢	10.9%	14.74¢	13.75¢	7.2%
RASM	17.21¢	15.41¢	11.7%	16.46¢	15.21¢	8.2%
CASMex	11.46¢	10.98¢	4.4%	11.71¢	11.08¢	5.7%
Fuel cost per gallon	$3.94	$2.51	57.0%	$3.81	$2.50	52.4%
Fuel gallons (000,000)	308	303	1.7%	870	859	1.3%
ASMs per gallon	81.3	80.6	0.9%	81.5	81.1	0.5%
Departures (000)	146.0	144.0	1.4%	410.6	407.4	0.8%
Average full-time equivalent employees (FTEs)	32,171	32,590	(1.3)%	31,787	31,221	1.8%
Operating fleet	424	406	18 a/c	424	406	18 a/c

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2026 TO THREE MONTHS ENDED SEPTEMBER 30, 2025

Operating Revenue

Total operating revenue increased $542 million, or 14%. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2026	2025	% Change
Passenger revenue	$3,885	$3,424	13%
Loyalty program other revenue	263	200	32%
Cargo and other revenue	160	142	13%
Total Operating Revenue	$4,308	$3,766	14%

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results for the three months ended September 30, 2026.

	Three Months Ended September 30, 2026	% Change vs. Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	RASM
Domestic	$3,966	12%	(1)%	2%	14%	12%
Latin America	95	(15)%	(33)%	(35)%	27%	31%
Pacific	163	16%	(4)%	(8)%	20%	14%
Atlantic	84	n/a	n/a	n/a	n/a	n/a
Total	$4,308	13%	—%	2%	13%	12%

Passenger revenue

Passenger revenue increased by $461 million, or 13%, primarily driven by higher yields supported by broad based demand strength, increased premium revenue, and managed corporate travel. Growth in premium revenue was enabled by the completion of the B737 cabin retrofits, which added additional first and premium class seats, as well as additional revenue from scaling international service from Seattle. These increases were partially offset by softer demand in certain leisure markets, including Hawai'i, where significant rainfall and tropical storms impacted bookings and travel.

Loyalty program other revenue

Loyalty program other revenue increased by $63 million, or 32%, primarily due to the launch of the Summit Visa Infinite premium credit card and the Atmos Rewards program in August 2025. The launch drove higher commission revenue from bank card and third-party partners, supported by growth in total active members and higher consumer spend. The increase also reflected continued benefits from the extension and expansion of Alaska's co-branded credit card agreement with Bank of America, executed in the first quarter of 2026.

Cargo and other revenue

Cargo and other revenue increased by $18 million, or 13%, primarily driven by improved economics under Alaska's ATSA with Amazon resulting from the amended agreement executed in the first quarter of 2026. Growth in international cargo volumes supported by expanded long-haul service and increased cargo connectivity across the combined network also contributed to the increase.

Operating Expenses

Total operating expenses increased by $608 million, or 17%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2026	2025	% Change
Aircraft fuel	$1,214	$761	60%
Non-fuel operating expenses, excluding special items	2,987	2,793	7%
Special items - operating	25	64	(61)%
Total Operating Expenses	$4,226	$3,618	17%

Aircraft fuel

Aircraft fuel expense consists primarily of raw fuel expense, which generally reflects the "into-plane" price paid at the airport, as well as other taxes and fees. Raw fuel prices are influenced by global crude oil prices and refining costs, which can vary by region in the U.S. We primarily purchase fuel based on U.S. West Coast and Singapore jet fuel prices.

	Three Months Ended September 30,
(in millions)	2026	2025	% Change
Crude oil	$652	$476	37%
Refining margins	478	206	132%
Other(a)	84	79	6%
Aircraft fuel	$1,214	$761	60%
Fuel gallons	308	303	2%
Fuel cost per gallon	$3.94	$2.51	57%
(a) Includes taxes and other into-plane costs.

Aircraft fuel expense increased $453 million, or 60%, due to higher per gallon fuel costs driven by elevated refining margins and crude oil prices.

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

	Three Months Ended September 30,
(in millions)	2026	2025	% Change
Wages and benefits	$1,287	$1,226	5%
Variable incentive pay	68	71	(4)%
Aircraft maintenance	257	238	8%
Aircraft rent	66	64	3%
Landing fees and other rentals	333	305	9%
Contracted services	163	151	8%
Selling expenses	118	107	10%
Depreciation and amortization	216	203	6%
Food and beverage service	110	100	10%
Third-party regional carrier expense	71	72	(1)%
Other	298	256	16%
Total non-fuel operating expenses, excluding special items	$2,987	$2,793	7%

Wages and benefits

Wages and benefits increased by $61 million, or 5%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2026	2025	% Change
Wages	$966	$930	4%
Payroll taxes	66	61	8%
Medical and other benefits	153	141	9%
Defined contribution plans	94	87	8%
Pension - Defined benefit plans	8	7	14%
Total Wages and benefits	$1,287	$1,226	5%

Wages increased $36 million, or 4%, driven by higher wage rates across multiple labor groups. Medical and other benefits increased $12 million, or 9%, driven by higher claim volume and large value claims.

Landing fees and other rentals

Landing fees and other rentals increased by $28 million, or 9%, primarily driven by higher terminal rents resulting from rate increases and growth across the network. Landing fees increased primarily due to higher landed weights.

Selling expenses

Selling expenses increased by $11 million, or 10%, primarily driven by higher credit card commissions and distribution costs associated with increased bookings and higher fares, as well as increased marketing costs. The increase was partially offset by increased credit card vendor rebates, reflecting improved rates and increased consumer spending.

Food and beverage services

Food and beverage services increased by $10 million, or 10%, driven by additional onboard offerings and higher costs for food, food service supplies, and transportation.

Other expense

Other expense increased by $42 million, or 16%, primarily due to a $32 million nonrecurring gain recognized in 2025 from the sale of eight B737-900 aircraft, as well as increased software costs.

Special items - operating

In the third quarter of 2026, we recorded $25 million of operating special items compared to $64 million in the same period in 2025. Refer to Note 10 to the condensed consolidated financial statements for details.

Non-operating Expense

Non-operating expense increased $27 million, or 73%, primarily due to higher interest expense associated with elevated financing activity in 2026.

Income Tax Expense

In the third quarter of 2026, the Company revised its full-year outlook from a pretax income to a pretax loss primarily due to elevated fuel prices. This reduced the Company's AETR, which lowered the expected tax benefit associated with previously recorded losses. As required under the AETR methodology, the Company recorded a corresponding adjustment to income tax expense in the third quarter, including $151 million related to the first and second quarters of 2026.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2026 TO NINE MONTHS ENDED SEPTEMBER 30, 2025

Operating Revenue

Total operating revenue increased by $1,066 million, or 10%. The changes are summarized in the following table.

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change
Passenger revenue	$10,449	$9,587	9%
Loyalty program other revenue	748	617	21%
Cargo and other revenue	476	403	18%
Total Operating Revenue	$11,673	$10,607	10%

The table below presents total operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) and the percentage of change of certain operational results for the nine months ended September 30, 2026.

	Nine Months Ended September 30, 2026	% Change vs. Prior Year
(in millions)	Total Operating Revenue	Passenger Revenue	RPMs	ASMs	Yield	RASM
Domestic	$10,601	9%	—%	2%	10%	8%
Latin America	457	(16)%	(25)%	(24)%	12%	12%
Pacific	485	8%	4%	—%	4%	6%
Atlantic	130	n/a	n/a	n/a	n/a	n/a
Total	$11,673	9%	—%	2%	9%	8%

Passenger revenue

Passenger revenue increased by $862 million, or 9%, primarily driven by higher yields supported by broad based demand strength, increased premium revenue, and managed corporate travel. Growth in premium revenue was enabled by the completion of the B737 cabin retrofits, which added additional first and premium class seats, as well as additional revenue from scaling international service from Seattle. These increases were partially offset by softer demand in certain leisure markets during spring break and summer travel, driven by civil unrest in Puerto Vallarta and historic rainstorms in Hawai'i.

Loyalty program other revenue

Loyalty program other revenue increased by $131 million, or 21%, primarily due to the launch of the Summit Visa Infinite premium credit card and the Atmos Rewards program in August 2025. The launch drove higher commission revenue from bank card and third-party partners, supported by growth in total active members and higher consumer spend. In addition, Alaska extended and expanded its co-branded credit card agreement with Bank of America in 2026, which also contributed to the increase.

Cargo and other revenue

Cargo and other revenue increased by $73 million, or 18%, primarily driven by improved economics under Alaska's ATSA with Amazon resulting from the amended agreement executed in 2026. Growth in international cargo volumes supported by expanded long-haul service and increased cargo connectivity across the combined network also contributed to the increase.

Operating Expenses

Total operating expenses increased by $1.7 billion, or 16%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change
Aircraft fuel	$3,315	$2,142	55%
Non-fuel operating expenses, excluding special items	8,621	8,026	7%
Special items - operating	102	211	(52)%
Total Operating Expenses	$12,038	$10,379	16%

Aircraft fuel

Aircraft fuel expense increased by $1.2 billion, or 55%, due to higher per gallon fuel costs driven by elevated refining margins and crude oil prices. The elements of the change are illustrated in the table:

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change
Crude oil	$1,805	$1,381	31%
Refining margins	1,249	522	139%
Other(a)	261	239	9%
Aircraft fuel	$3,315	$2,142	55%
Fuel gallons	870	859	1%
Fuel cost per gallon	$3.81	$2.50	52%
(a) Includes taxes and other into-plane costs.

Non-fuel expenses

The table below summarizes our operating expense line items, excluding fuel and other special items. Generally, we expect these expenses to increase in line with capacity, fleet size, and growth of the Company's operations. Significant or unusual changes compared to 2025 are discussed in more detail below.

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change
Wages and benefits	$3,768	$3,518	7%
Variable incentive pay	163	194	(16)%
Aircraft maintenance	729	698	4%
Aircraft rent	191	190	1%
Landing fees and other rentals	929	825	13%
Contracted services	472	442	7%
Selling expenses	332	312	6%
Depreciation and amortization	627	596	5%
Food and beverage service	312	282	11%
Third-party regional carrier expense	195	205	(5)%
Other	903	764	18%
Total non-fuel operating expenses, excluding special items	$8,621	$8,026	7%

Wages and benefits

Wages and benefits increased by $250 million, or 7%. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change
Wages	$2,822	$2,665	6%
Payroll taxes	206	187	10%
Medical and other benefits	437	387	13%
Defined contribution plans	281	258	9%
Pension - Defined benefit plans	22	21	5%
Total Wages and benefits	$3,768	$3,518	7%

Wages increased by $157 million, or 6%, driven by higher wage rates across multiple labor groups. Payroll taxes increased due to higher wages and payroll tax expense associated with a one-time employee recognition award. Medical and other benefits increased $50 million, or 13%, driven by higher claim volume and large value claims. Defined contribution plans increased $23 million, or 9%, consistent with wage increases.

Variable incentive pay

Variable incentive pay decreased by $31 million, or 16%, primarily driven by a lower expected payout under the Company's Performance-Based Pay program, reflecting lower profitability driven by elevated fuel prices in 2026. The decrease was also due to a pause in the Company's Operational Performance Rewards program for 2026. These effects were partially offset by a higher wage base in 2026.

Landing fees and other rentals

Landing fees and other rentals increased by $104 million, or 13%, primarily driven by higher terminal rents resulting from rate increases and growth across the network. Landing fees increased primarily due to higher landed weights. Nonrecurring favorable settlements received from certain airports in 2025 also contributed to the year-over-year increase.

Food and beverage service

Food and beverage service increased by $30 million, or 11%, driven by additional onboard offerings and higher costs for food, food service supplies, and transportation.

Other expense

Other expense increased by $139 million, or 18%, due to a $57 million nonrecurring gain recognized in 2025 from the sale of twelve B737-900 aircraft, a $20 million one-time employee recognition award in 2026, and increased software costs.

Special items - operating

In the first nine months of 2026, we recorded $102 million of operating special items, compared to $211 million in the same period in 2025. Refer to Note 10 to the consolidated financial statements for details.

Non-operating Expense

Non-operating expense increased $36 million, or 32%, primarily due to higher interest expense associated with elevated financing activity in 2026, partially offset by an increase to non-operating income associated with our qualified pension plans, details of which are disclosed within Note 5 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we held $3.3 billion in available liquidity, including unrestricted cash, marketable securities, and an undrawn credit facility. In the first nine months of 2026, the Company obtained approximately $1.2 billion in new financing, including non-cash financing of $72 million related to E175 deliveries, and exercised the accordion feature of its revolving credit facility, increasing the aggregate commitment amount from $850 million to $1.1 billion. As of September 30, 2026, we also had approximately $20 billion of unencumbered assets, including 134 aircraft and the unencumbered portion of our loyalty program assets. We expect our current unrestricted cash and marketable securities balance, combined with our available sources of liquidity, to be sufficient to fund our liquidity needs for the next 12 months. We expect to meet our liquidity needs for the foreseeable future using cash flows from our operations, our available sources of liquidity, and future financing arrangements. We discuss our sources and uses of cash in more detail below.

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

Cash provided by operating activities was $755 million during the first nine months of 2026, compared to $1.1 billion during the first nine months of 2025. The $309 million decrease was primarily driven by higher fuel prices throughout the year, partially offset by increased cash collected from advance ticket sales and other favorable working capital changes.

Investing cash flows

Capital expenditures to acquire aircraft, flight equipment, and other property and equipment are the primary use of our investing cash flow. In 2026, we plan to incur approximately $1.6 billion in capital expenditures. We discuss our aircraft-related commitments in more detail below.

Cash used in investing activities was $892 million during the first nine months of 2026, compared to $996 million during the first nine months of 2025. Property and equipment expenditures were flat year-over-year. The $104 million decrease in cash used was primarily driven by net cash inflows from marketable securities activity of $76 million in 2026 compared to net cash outflows of $192 million in 2025. This activity was partially offset by other investing cash inflows of $159 million in 2025, which includes proceeds from the sale of twelve B737-900 aircraft.

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

Cash provided by financing activities was $367 million during the first nine months of 2026, compared to cash used in financing activities of $490 million during the first nine months of 2025. The $857 million increase was primarily attributable to $720 million in increased proceeds from new financing agreements and $290 million in reduced share repurchases, partially offset by $122 million in incremental debt repayments.

Indicators of financial condition and liquidity

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2026	December 31, 2025	Change
Unrestricted cash, marketable securities, and unused line of credit	$3,331	$2,973	12%
Trailing twelve months' revenue(a)	$15,305	$14,239	7%
Liquidity as a percentage of trailing twelve months' revenue	22%	21%	1 pts

Long-term debt and finance leases, net of current portion	$5,269	$4,834	9%
Shareholders' equity	$3,530	$4,118	(14)%
(a) Trailing twelve months' revenue as of September 30, 2026 can be reconciled using the most recent four quarters as filed with the SEC.

Debt-to-capitalization, including leases
(in millions)	September 30, 2026	December 31, 2025	Change
Long-term debt and finance leases, net of current portion	$5,269	$4,834	9%
Operating lease liabilities, net of current portion	1,138	1,141	—%
Short-term EETC debt maturing in 2027	512	—	NM
Adjusted debt, net of current portion(a)	$6,919	$5,975	16%
Shareholders' equity	3,530	4,118	(14)%
Total Invested Capital	$10,449	$10,093	4%

Debt-to-capitalization ratio	66%	59%	7 pts
(a) For September 30, 2026, the Company is presenting its short-term EETC debt, maturing in the third quarter of 2027, within its debt-to-capitalization ratio. At December 31, 2025, this debt was included within Long-term debt and finance leases, net of current portion.

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

As of September 30, 2026, Alaska had firm orders to purchase 168 B737 aircraft with deliveries expected between 2027 and 2035, and firm orders to purchase 12 B787 aircraft with deliveries expected between 2026 and 2032. Alaska also had rights for 71 additional B737 aircraft through 2035.

Boeing continues to experience aircraft delivery delays attributable to supplier availability and production challenges. These factors represent known uncertainties that may continue to affect the timing of aircraft deliveries. The table below reflects Boeing’s most recent communications and management’s current estimates.

	Actual Fleet	Anticipated Fleet Activity
Aircraft	September 30, 2026	2026 Changes	Dec 31, 2026	2027 Changes	Dec 31, 2027	2028 Changes	Dec 31, 2028
Mainline Fleet:
B737-700 Freighters	3	—	3	—	3	—	3
B737-800 Freighters	3	1	4	2	6	—	6
A330-300 Freighters(a)	10	1	11	—	11	—	11
A321-200neo	18	—	18	—	18	—	18
A330-200(b)	24	—	24	—	24	(4)	20
B717-200	19	—	19	—	19	(8)	11
B737-700	11	—	11	(11)	—	—	—
B737-800	59	—	59	—	59	—	59
B737-900ER	79	—	79	—	79	—	79
B737-8	20	—	20	5	25	—	25
B737-9	80	—	80	—	80	—	80
B737-10	—	—	—	27	27	23	50
B787-9	5	1	6	1	7	—	7
B787-10	—	—	—	—	—	4	4
Total Mainline Fleet	331	3	334	24	358	15	373
Regional Fleet:
E175 operated by Horizon	50	—	50	—	50	—	50
E175 operated by third party	43	—	43	—	43	—	43
Total Regional Fleet	93	—	93	—	93	—	93
Total Air Group Fleet	424	3	427	24	451	15	466
(a) A330-300 freighter aircraft utilized under the ATSA with Amazon.
(b) 2028 activity reflects A330-200 contractual lease maturities.

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

GAAP TO NON-GAAP RECONCILIATIONS

Pretax Income (Loss), Net Income (Loss), and Earnings (Loss) per Share, adjusted

	Three Months Ended September 30,
	2026				2025
(in millions, except per share amounts)	Income Before Income Tax	Income Tax	Net Loss	Per Share	Income Before Income Tax	Income Tax	Net Income	Per Share
GAAP	$18	$165	$(147)	$(1.32)	$111	$38	$73	$0.62
Adjusted for:
Losses (gains) on foreign debt and other	6				(2)
Special items - operating	25				64
Total adjustments	31	(81)	112	1.01	62	12	50	0.43
Adjusted	$49	$84	$(35)	$(0.31)	$173	$50	$123	$1.05
GAAP pretax margin	0.4%				2.9%
Adjusted pretax margin	1.1%				4.6%

	Nine Months Ended September 30,
	2026				2025
(in millions, except per share amounts)	Loss Before Income Tax	Income Tax	Net Loss	Per Share	Income Before Income Tax	Income Tax	Net Income	Per Share
GAAP	$(513)	$(97)	$(416)	$(3.70)	$116	$37	$79	$0.65
Adjusted for:
Losses (gains) on foreign debt and other	(1)				1
Special items - operating	102				211
Total adjustments	101	14	87	0.77	212	48	164	1.36
Adjusted	$(412)	$(83)	$(329)	$(2.93)	$328	$85	$243	$2.01
GAAP pretax margin	(4.4)%				1.1%
Adjusted pretax margin	(3.5)%				3.1%

CASMex Reconciliation

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except unit metrics)	2026		2025		2026		2025
Total operating expenses	$4,226		$3,618		$12,038		$10,379
Less the following components:
Aircraft fuel	1,214		761		3,315		2,142
Freighter costs	53		47		157		136
Performance-based pay	66		62		158		163
Special items - operating	25		64		102		211
Adjusted operating expenses	$2,868		$2,684		$8,306		$7,727

ASMs	25,031		24,447		70,907		69,724
CASMex	11.46	¢	10.98	¢	11.71	¢	11.08	¢

Adjusted Capital Expenditures Reconciliation

	Nine Months Ended September 30,
(in millions)	2026	2025
Aircraft, aircraft purchase deposits and other flight equipment	$790	$744
Other property and equipment	175	219
Capital expenditures	965	963
Adjusted for:
Property and equipment acquired through the issuance of debt	72	69
Proceeds from sales of aircraft and other equipment	(10)	(162)
Adjusted capital expenditures	$1,027	$870

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2026. For information regarding our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, management, including the Company’s chief executive officer and chief financial officer, evaluated the Company’s disclosure controls and procedures and concluded that they were effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See Part I, Item 1A. "Risk Factors," in our 2025 Form 10-K for a detailed discussion of risk factors affecting Alaska Air Group.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2024, the Board of Directors authorized a $1 billion share repurchase program. The Company did not make any repurchases under this program during the three months ended September 30, 2026. The plan has remaining authorization to purchase an additional $180 million in shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of Alaska Air Group adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

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

November 5, 2026